Form 10-Q
period 2019-03-31
MainStreet Bancshares, Inc.
filed 2019-05-15
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                      to

Commission file number: 001-38817

MainStreet Bancshares, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	81-2871064
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10089 Fairfax Boulevard, Fairfax, VA 22030

(Address of Principal Executive Offices and Zip Code)

(703) 481-4567

(Registrant’s Telephone Number, Including Area Code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MNSB	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2019, there were 8,250,259 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of March 31, 2019 and December 31, 2018; (Dollars in thousands, except per share data)

	At March 31, 2019 (unaudited)	At December 31, 2018 (*)
Assets
Cash and due from banks	$29,741	$27,886
Federal funds sold	30,034	30,190

Cash and cash equivalents	59,775	58,076
Investment securities available-for-sale, at fair value	69,308	55,979
Investment securities held-to-maturity	25,487	26,178
Restricted securities, at cost	5,732	5,894
Loans receivable, net of allowance for loan losses of $9,189 at March 31, 2019 and $8,831 at December 31, 2018	943,735	917,125
Premises and equipment, net	14,226	14,222
Accrued interest and other receivables	5,644	5,148
Bank owned life insurance	14,169	14,064
Other assets	8,005	3,927

Total Assets	$1,146,081	$1,100,613

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$193,744	$211,749
Interest bearing demand deposits	59,639	60,588
Savings and NOW deposits	61,537	51,371
Money market deposits	147,655	138,152
Time deposits	504,252	458,277

Total deposits	966,827	920,137
Federal Home Loan Bank advances	30,000	40,000
Subordinated debt, net	14,783	14,776
Other liabilities	9,488	4,449

Total Liabilities	1,021,098	979,362

Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018.	—	—
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 8,249,759 shares (including 153,086 nonvested shares) for March 31, 2019 and 8,177,978 shares (including 133,869 nonvested shares) for December 31, 2018.	32,387	32,176
Capital surplus	74,353	74,256
Retained earnings	18,395	15,186
Accumulated other comprehensive loss	(152)	(367)

Total Stockholders’ Equity	124,983	121,251

Total Liabilities and Stockholders’ Equity	$1,146,081	$1,100,613

*	Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 2019 and 2018; (Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2019	2018
Interest Income
Interest and fees on loans	$12,916	$8,316
Interest on investments securities	556	341
Interest on federal funds sold	345	100

Total Interest Income	13,817	8,757

Interest Expense
Interest on interest bearing DDA deposits	245	164
Interest on savings and NOW deposits	73	46
Interest on money market deposits	763	264
Interest on time deposits	2,931	1,091
Interest on Federal Home Loan Bank advances and other borrowings	219	179
Interest on subordinated debt	238	238

Total Interest Expense	4,469	1,982

Net interest income	9,348	6,775
Provision for Loan Losses	325	635

Net interest income after provision for loan losses	9,023	6,140

Non-Interest Income
Deposit account service charges	370	213
Bank owned life insurance income	105	106
Other fee income	451	189

Total Non-Interest Income	926	508

Non-Interest Expense
Salaries and employee benefits	3,860	2,749
Furniture and equipment expenses	385	381
Advertising and marketing	105	156
Occupancy expenses	213	151
Outside services	227	196
Administrative expenses	167	118
Other operating expenses	1,051	826

Total Non-Interest Expense	6,008	4,577

Income before income taxes	3,941	2,071
Income Tax Expense	694	385

Net Income	$3,247	$1,686

Net Income per common share:
Basic	$0.39	$0.29

Diluted	$0.39	$0.29

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and 2018 (Dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Comprehensive Income, net of taxes
Net Income	$3,247	$1,686
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period (net of tax (benefit), $56 and ($37), respectively)	209	(140)
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $1 and $2, respectively)	6	7

Other comprehensive income (loss)	215	(133)

Comprehensive Income	$3,462	$1,553

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2019 and 2018 (Dollars in thousands, except per share data)

				Accumulated Other Comprehensive
	Common	Capital	Retained
	Stock	Surplus	Earnings	Income(Loss)	Total
Balance, December, 2018	$32,176	$74,256	$15,186	$(367)	$121,251

Vesting of restricted stock	211	(211)	—	—	—
Stock based compensation expense	—	270	—	—	270
Net income	—	—	3,247	—	3,247
Change related to restricted stock awards	—	38	(38)	—	—
Other comprehensive income	—	—	—	215	215

Balance, March 31, 2019	$32,387	$74,353	$18,395	$(152)	$124,983

				Accumulated Other Comprehensive
	Common	Capital	Retained
	Stock	Surplus	Earnings	Income(Loss)	Total
Balance, December, 2017	$21,442	$35,693	$11,682	$(20)	$68,797

Vesting of restricted stock	137	(137)	—	—	—
Stock based compensation expense	—	213	—	—	213
Net income	—	—	1,686	—	1,686
Other comprehensive loss	—	—	—	(133)	(133)

Balance, March 31, 2018	$21,579	$35,769	$13,368	$(153)	$70,563

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

Three Months Ended March 31, 2019 and 2018	2019	2018
Cash Flows from Operating Activities
Net income	$3,247	$1,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	378	401
Deferred income tax benefit	(94)	(116)
Provision for loan losses	325	635
Stock based compensation expense	270	213
Income from bank owned life insurance	(105)	(106)
Subordinated debt amortization expense	7	7
Gain on disposal of premises and equipment	(59)	—
Change in:
Accrued interest receivable and other receivables	(503)	(89)
Other assets	(3,984)	(18)
Other liabilities	5,039	330

Net cash provided by operating activities	4,521	2,943

Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	806	986
Maturities and repayments	30,000	30,000
Purchases	(43,984)	(27,025)
Activity in held-to-maturity securities:
Refunded	650	—
Purchases of restricted investment in bank stock	(1,113)	(1,644)
Redemption of restricted investment in bank stock	1,275	340
Net (increase) decrease in loan portfolio	(26,935)	(48,996)
Proceeds from sale of premises and equipment	69	—
Purchases of premises and equipment	(280)	(812)

Net cash used in investing activities	(39,512)	(47,151)

Cash Flows from Financing Activities
Net decrease in non-interest deposits	(18,005)	(6,777)
Net increase in interest bearing demand, savings, and time deposits	64,695	30,056
Net decrease in Federal Home Loan Bank advances and other borrowings	(10,000)	10,349

Net cash provided by financing activities	36,690	33,628

Increase (Decrease) in Cash and Cash Equivalents	1,699	(10,580)
Cash and Cash Equivalents, beginning of period	58,076	37,493

Cash and Cash Equivalents, end of period	$59,775	$26,913

Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$3,929	$1,648

Cash paid during the period for income taxes	$—	$1,831

Right of use assets obtained in exchange for new operating lease liabilities	$2,647	$—

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1. Organization, Basis of Presentation and Impact of Recently Issued Accounting Pronouncements

Organization

MainStreet Bancshares Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia whose principal activity is the ownership and management of MainStreet Bank. On May 18, 2016, the stockholders of MainStreet Bank (the “Bank”) approved a Reorganization Agreement and Plan of Share Exchange (“Reorganization”) whereby the Bank would reorganize into a holding company structure. The Plan of Share Exchange called for each outstanding share of Bank common stock to be automatically converted into and exchanged for one share of the Company’s common stock, and the common stockholders of the Bank would become the common stockholders of the Company on the effective date of the Reorganization. The Company is authorized to issue 10,000,000 shares of common stock with a par value of $4.00 per share. Additionally, the Company is authorized to issue 2,000,000 shares of preferred stock at a par value $1.00 per share. There is currently no preferred stock outstanding. There are no plans currently nor does the Board of Directors of the Company anticipate any need in the foreseeable future to issue shares of preferred stock.

On July 15, 2016, the Reorganization became effective, and the Bank became a wholly-owned subsidiary of the Company. The holding company is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”) and is subject to inspection, examination, and supervision by the Federal Reserve Board.

On April 18, 2019, the Company completed the registration of its common stock with the Securities Exchange Commission through its filing of a General Form for Registration of Securities on Form 10 (“Form 10”), pursuant to Section 12(b) of the Securities Exchange Act of 1934. The Company is considered an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act,” and as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act.” We are also a “smaller reporting company” as defined in Exchange Act Rule 12b-2. As such, we may elect to comply with certain reduced public company reporting requirements in future reports that we file with the Securities and Exchange Commission, or the “SEC.”

We were approved to list shares of our common stock on the Nasdaq Capital Market under our current symbol “MNSB.” as of April 22, 2019.

MainStreet Bank is headquartered in Fairfax, Virginia where it also operates a branch. The Bank was incorporated on March 28, 2003 and received its charter from the Bureau of Financial Institutions of the Commonwealth of Virginia (the “Bureau”) on March 16, 2004. The Bank commenced regular operations on May 26, 2004 and is supervised by the Bureau and the Federal Reserve Bank of Richmond. The Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank places special emphasis on serving the needs of individuals, and small and medium-sized business and professional concerns in the Washington, D.C. metropolitan area.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim information and with the instructions to the Quarterly Report on Form 10-Q, as applicable to a smaller reporting company. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2018 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10 filed by the Company with the U.S. Securities and Exchange Commission on February 15, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, events through the date of issuance of the financial statements included herein.

Principles of Consolidation – The unaudited interim consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents – For the purpose of presentation in the Statements of Cash Flows, the Bank has defined cash and cash equivalents as those amounts included in the balance sheet captions “Cash and due from banks” and “Federal funds sold.”

Investment securities – The Bank’s investment securities are classified as either held to maturity, available for sale or trading. At March 31, 2019 and December 31, 2018, the Bank held approximately $25.5 million and $26.2 million, respectively, in securities classified as held to maturity. The Bank held no securities classified as trading. Municipal securities that were originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. At March 31, 2019 and December 31, 2018, the unamortized unrealized loss was $102,336 and $109,420, respectively, before tax, and remains in accumulated other comprehensive loss, net of tax.

Securities which are not classified as held to maturity or trading are classified as securities available for sale. Securities available for sale are reported at fair value. Any unrealized gain or loss, net of applicable income taxes, is reported as a separate addition to or reduction from stockholders’ equity. Gains and losses arising from the sale of securities available for sale are recognized based on the specific identification method on a trade-date basis and included in results of operations.

Securities held to maturity includes securities purchased with the ability and positive intent to hold to maturity. Debt securities are stated at historical cost adjusted for amortization of premiums and accretion of discount. Any investment security, for which there has been a value impairment deemed by management to be other than temporary, is written down to its estimated market value or fair value with a charge to current operations.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining whether other-than-temporary impairment exists, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Bank intends to sell the security, whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and whether the Bank expects to recover the security’s entire amortized cost basis. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Restricted equity securities consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $3.3 million and $2.3 million respectively, as of March 31, 2019, compared to $3.3 million and $2.4 million, respectively, as of December 31, 2018. Restricted equity securities also consisted of $126,800 in Community Bankers Bank stock at March 31, 2019 and December 31, 2018. This restricted stock is recorded at cost because its ownership is restricted and it lacks a market for resale. The Bank is required to maintain Federal Reserve Bank stock at a level of 6% of capital and surplus. The FHLB requires the Bank to maintain stock, at a minimum, in an amount equal to 4.5% of outstanding borrowings and 0.20% of total assets. When evaluating restricted stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Bank does not consider these investments to be impaired at March 31, 2019 or December 31, 2018 and no previous impairment has been recognized.

Loans - The Bank makes commercial and consumer loans to customers. Our recorded investment in loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their unpaid principal balances adjusted for charge-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for loan losses. Interest on loans is credited to operations based on the principal amount outstanding. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the effective interest method. The Bank is amortizing these amounts over the contractual life of the related loans.

A loan’s past due status is based on the contractual due date of the most delinquent payment due. All loans which are 30 or more days past due at the end of the month are reported to the Board of Directors. Commercial loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Consumer loans are generally placed on nonaccrual status when the collection of principal or interest is 120 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. It is Bank policy to charge-off loans whose collectability is sufficiently questionable and can no longer be justified as an asset on the balance sheet. To determine if a loan should be charged-off, all possible sources of repayment are analyzed, including: (1) the potential for future cash flow, (2) the value of the Bank’s collateral, and (3) the strength of co-makers or guarantors. All principal and previously accrued interest is charged to the allowance for loan losses. All future payments received on the loan are credited to the allowance for loan losses as a recovery. These policies are applied consistently across our loan portfolio.

Impairment of a loan - The Bank considers a loan impaired when it is probable that the Bank will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of an insignificant delay in payment if the ultimate collectability of all amounts due is expected. Impairment is measured on a loan by loan basis for all commercial, construction and residential loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Consistent with the Bank’s method for nonaccrual loans, payments on impaired loans are first applied to principal outstanding. Smaller balance consumer loans are not individually evaluated for impairment.

Troubled Debt Restructuring (TDR) occurs when the Bank agrees to modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Bank evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Bank concludes that the borrower is able to continue making such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may be eligible to be removed from TDR status in periods subsequent to the restructuring depending on the performance of the loan. As of March 31, 2019, and December 31, 2018, the Bank had approximately $3.4 million of loans classified as TDR. At March 31, 2019 and December 31, 2018, TDR loans consisted of two loans. One loan in the amount of approximately $1.5 million is currently performing in accordance with its modified terms. The other loan in the amount of approximately $1.9 million is on non-accrual.

Allowance for Loan Losses - The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance for loan losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when:

•	Management believes that the collectability of the principal is unlikely regardless of delinquency status.

•	The loan is a consumer loan and is 120 days past due.

•	The loan is a non-consumer loan, unless the loan is well secured and recovery is probable.

•	The borrower is in bankruptcy, unless the debt has been reaffirmed, is well secured and recovery is probable.

Subsequent recoveries, if any, are credited to the allowance.

The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The evaluation also considers the following risk characteristics of each loan portfolio segment:

•	Real estate residential mortgage loans, including equity lines of credit, carry risks associated with the continued credit-worthiness of the borrower and the changes in the value of the collateral.

•

Real estate construction loans and land improvement carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

•

Commercial real estate loans carry risks of the client’s ability to repay the loan from the cash flow derived from the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. Real estate security diminishes risks only to the extent that a market exists for the subject collateral. These risks are attempted to be mitigated by carefully underwriting loans of this type and by following appropriate loan-to-value standards.

•

Commercial and industrial loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

•

Consumer secured loans (indirect lending) carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles). These risks are attempted to be mitigated by following appropriate loan-to-value standards and an experienced management team for this type of portfolio.

•

Consumer unsecured loans (credit cards) carry risks associated with the continued credit-worthiness of the borrower. Consumer unsecured loans are more likely to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired and is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with the relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions when appropriate. The general component covers non-classified or performing loans and those loans classified as substandard or special mention that are not impaired. The general component is based on historical loss experience adjusted for qualitative factors, such as current economic conditions, including current home sales and foreclosures, unemployment rates and retail sales. Non-impaired classified loans are assigned a higher allowance factor based on an internal migration analysis, which increases with the severity of classification, than non-classified loans. The characteristics of the loan ratings are as follows:

•

Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

•

Watch rated loans have all the characteristics of pass rated loans but show signs of emerging financial weaknesses which the Bank will continue monitoring more closely Watch rated loans are still performing as agreed.

•

Special mention loans have a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history is characterized by late payments. The Bank’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•

Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Bank’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Bank. There is a distinct possibility that the Bank will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts due.

•

Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high.

•	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

Other Real Estate Owned (“OREO”)- Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, and recent sales of like properties, length of time the properties have been held and our ability and intention with regard to continued ownership of the properties. The Bank may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market values. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets and improvements are capitalized.

Interest income on loans – Interest on loans is accrued and credited to income on daily balances of the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed.

Generally, the Bank will return a loan to accrual status when all delinquent interest and principal becomes current and remains current for six consecutive months under the terms of the loan agreement or the loan is well-secured or in process of collection. Upon returning to accrual status, interest payments applied to the principal balance of a loan while in nonaccrual status are recognized as a yield adjustment over the remaining life.

Loan origination and commitment fees and certain related direct costs - Loan origination and commitment fees charged by the Bank and certain direct loan origination costs are deferred and the net amount is amortized as a yield adjustment. The Bank amortizes these net amounts over the life of the related loans or, in the case of demand loans, over the estimated life. Net fees related to standby letters of credit are recognized over the commitment period.

Premises and equipment – Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation and amortization computed principally on the straight-line basis over the estimated useful life of each asset, which ranges from 3 to 27.5 years. Leasehold improvements are amortized over the shorter of the related lease term or the estimated useful lives of the improvements. Construction in progress includes assets which will be reclassified and depreciated once placed into service.

Income taxes – The Bank uses an asset and liability approach in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The principal items relate primarily to differences between the allowance for loan losses, deferred loan fees, and accumulated depreciation and amortization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of March 31, 2019, and December 31, 2018, there were no such liabilities recorded.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as additional income taxes in the statement of operations.

Comprehensive income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although, certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Stock compensation plans – Stock compensation accounting guidance (FASB ASC 718, “Compensation – Stock Compensation”) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Sholes model is used to estimate the fair value of stock options, while the market price of the Bank’s common stock at the date of grant is used for restricted stock awards. No stock options were granted during 2019 and 2018.

Earnings per share – Net income per common share has been determined under the provisions of FASB ASC 260, “Earnings Per Share” and has been computed based on the weighted average common shares outstanding during the quarter ended March 31 (8,242,873 for 2019 and 5,799,496 for 2018 as adjusted for a 5% stock dividend issued April 30, 2018). Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The only potential dilutive stock of the Bank as defined in FASB ASC 260 would be stock options granted to various directors, officers, and employees of the Bank. There were no such options outstanding at March 31, 2019 or December 31, 2018. Restricted stock is included in the computation of basic earnings per share as the holder is entitled to full benefits of a stockholder during the vesting period.

Off-balance sheet instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded, or related fees are incurred or received.

Advertising and marketing expense – Advertising and marketing costs are expensed as incurred.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from the estimates.

The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) fair value of financial instruments, (3) derivative financial instruments, and (4) income taxes. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. In connection with the determination of the allowances for losses on loans and valuation of other real estate owned management obtains independent appraisals for significant properties.

Fair value of financial instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 5. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Derivative Financial Instruments – The Bank recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Bank’s derivative financial instruments include interest rate swaps with certain qualifying commercial loan customers and dealer counterparties. Because the interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The Bank’s interest rate swaps with loan customers and dealer counterparties are described more fully in Note 4.

Transfers of financial assets – Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Impact of Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. In anticipation of the ASU, the Company has entered into a contract with a third party, compiled data for the modeling and is working on developing an estimate using historically and qualitative data based on the requirements of ASU 2016-13.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

Note 2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	March 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$29,994	$—	$(8)	$29,986
Collateralized Mortgage Backed	10,400	16	(127)	10,289
Subordinated Debt	2,000	28	—	2,028
Municipal Securities	17,068	260	(30)	17,298
U.S Governmental Agencies	9,947	—	(240)	9,707

Total	$69,409	$304	$(405)	$69,308

Investment securities held-to-maturity was comprised of the following:

	March 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$23,987	$492	$(126)	$24,353
Subordinated Debt	1,500	—	—	1,500

Total	$25,487	$492	$(126)	$25,853

Investment securities available-for-sale was comprised of the following:

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$29,996	$1	$—	$29,997
Collateralized Mortgage Backed	4,967	21	(95)	4,893
Subordinated Debt	2,000	15	—	2,015
Municipal Securities	8,869	—	(36)	8,833
U.S Governmental Agencies	10,516	—	(275)	10,241

Total	$56,348	$37	$(406)	$55,979

Investment securities held-to-maturity was comprised of the following:

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$24,678	$314	$(260)	$24,732
Subordinated Debt	1,500	—	—	1,500

Total	$26,178	$314	$(260)	$26,232

The scheduled maturities of securities available-for-sale and held-to-maturity at March 31, 2019 were as follows:

	March 31, 2019
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$30,012	$30,005	$—	$—
Due from one to five years	582	581	517	530
Due from after five to ten years	3,021	3,041	7,236	7,368
Due after ten years	35,794	35,681	17,734	17,955

Total	$69,409	$69,308	$25,487	$25,853

Securities with a fair value of $265,064 and $258,046 at March 31, 2019 and December 31, 2018, respectively, were pledged to secure FHLB advances.

There were no sales of available-for-sale securities for the three months ended March 31, 2019 and 2018.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury Securities	$29,986	$(8)	$—	$—	$29,986	$(8)
Collateralized Mortgage Backed	7,385	(61)	2,581	(66)	9,966	(127)
Municipal Securities	1,872	(21)	1,594	(9)	3,466	(30)
U.S Governmental Agencies	1,532	(18)	8,085	(222)	9,617	(240)

Total	$40,775	$(108)	$12,260	$(297)	$53,035	$(405)

Held-to-maturity:
Municipal securities	—	—	6,435	(126)	6,435	(126)

Total	$—	$—	$6,435	$(126)	$6,435	$(126)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale:
Collateralized Mortgage Backed	1,706	(14)	2,659	(81)	4,365	(95)
Municipal Securities	3,684	(18)	1,588	(18)	5,272	(36)
U.S Government Agencies	6,520	(121)	3,586	(154)	10,106	(275)

Total	$11,910	$(153)	$7,833	$(253)	$19,743	$(406)

Held-to-maturity:
Municipal Securities	$1,025	$(5)	$8,899	$(255)	$9,924	$(260)

Total	$1,025	$(5)	$8,899	$(255)	$9,924	$(260)

The factors considered in evaluating securities for impairment include whether the Bank intends to sell the security, whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and whether the Bank expects to recover the security’s entire amortized cost basis. These unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, causing bond prices to decline, and are not attributable to credit deterioration.

At March 31, 2019, there was one U.S. Treasury security with a fair value of approximately $30.0 million, five collateralized mortgage backed securities with fair values totaling approximately $7.4 million, one U.S. government agency with a fair value totaling $1.5 million, and two municipal securities with fair values totaling $1.8 million considered temporarily impaired and in an unrealized loss position of less than 12 months. At March 31, 2019, there were six collateralized mortgage backed securities with fair values totaling $2.6 million, eight U.S. government agencies with fair values totaling approximately $8.1 million, and fifteen municipal securities with fair values totaling $8.0 million that were in an unrealized loss position of more than 12 months. The Bank does not consider the securities in the available for sale or held to maturity portfolio to be other-than-temporarily impaired at March 31, 2019 and December 31, 2018. There were no securities sold during 2019 and 2018.

All municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at March 31, 2019 and December 31, 2018 was $102,336 and $109,420, respectively.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Residential Real Estate:
Single family	$143,761	$139,620
Multifamily	7,306	9,182
Farmland	817	825
Commercial Real Estate:
Owner-occupied	140,463	121,622
Non-owner occupied	269,059	256,139
Construction and Land Development	192,494	183,551
Commercial – Non Real-Estate:
Commercial & industrial	105,391	114,221
Consumer – Non Real Estate:
Unsecured	1,429	1,402
Secured	93,870	100,875

Total Gross Loans	954,590	927,437

Less: unearned fees	(1,606)	(1,400)
Less: unamortized discount on consumer secured loans	(60)	(81)
Less: allowance for loan losses	(9,189)	(8,831)

Net Loans	$943,735	$917,125

The secure consumer loans above include $99,088 and $452,190 of overdrafts reclassified as loans for the quarters ended March 31, 2019 and December 31, 2018, respectively.

The Bank held no loans for sale at March 31, 2019 and December 31, 2018.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended March 31, 2019 and 2018.

Allowance for Credit Losses By Portfolio Segment

For the three months ended March 31, 2019

	Real Estate
	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,019	$4,299	$1,469	$826	$1,218	$8,831
Charge-offs	—	—	—	—	—	—
Recoveries	30	—	—	3	—	33
Provision	52	139	66	32	36	325

Ending Balance	$1,101	$4,438	$1,535	$861	$1,254	$9,189

Ending Balance:
Individually evaluated for Impairment	—	$733	—	—	—	$733
Collectively evaluated for Impairment	$1,101	$3,705	$1,535	$861	$1,254	$8,456

Allowance for Credit Losses By Portfolio Segment
For the three months ended March 31, 2018

	Real Estate
	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$789	$2,339	$833	$742	$1,002	$5,705
Charge-offs	—	—	—	(10)	—	(10)
Recoveries	—	1	—	2	1	4
Provision	56	254	152	90	83	635

Ending Balance	$845	$2,594	$985	$824	$1,086	$6,334

Ending Balance:
Individually evaluated for Impairment	—	$202	—	—	—	$202
Collectively evaluated for Impairment	$845	$2,392	$985	$824	$1,086	$6,132

The Company maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared.

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of March 31, 2019 and December 31, 2018:

March 31, 2019
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$151,884	$1,502	$150,382
Commercial Real Estate	409,522	1,939	407,583
Construction and Land Development	192,494	—	192,494
Commercial & Industrial	105,391	—	105,391
Consumer	95,299	—	95,299

Total	$954,590	$3,441	$951,149

December 31, 2018
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$149,627	$1,510	$148,117
Commercial Real Estate	377,761	1,939	375,822
Construction and Land Development	183,551	—	183,551
Commercial & Industrial	114,221	—	114,221
Consumer	102,277	—	102,277

Total	$927,437	$3,449	$923,988

The following table summarizes information in regard to impaired loans by loan portfolio class as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$1,502	$1,502	$—	$1,510	$1,510	$—

	1,502	1,502	—	1,510	1,510	—

With an allowance recorded
Commercial Real Estate:
Owner occupied	1,939	1,939	733	1,939	1,939	733

	1,939	1,939	733	1,939	1,939	733

Total	$3,441	$3,441	$733	$3,449	$3,449	$733

The following table presents additional information regarding the impaired loans for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,
	2019		2018
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$1,506	$15	$1,526	$15

	1,506	15	1,526	15

With an allowance recorded
Commercial Real Estate:
Owner occupied	1,939	—	1,939	—

	1,939	—	1,939	—

Total	$3,445	$15	$3,465	$15

If interest on nonaccrual loans had been accrued, such income would have been $35,155 and $26,715 for the three months ended March 31, 2019 and 2018.

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Commercial Real Estate:
Owner occupied	$1,939	$1,939

Total	$1,939	$1,939

Credit quality risk ratings include regulatory classifications of Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Loans classified as Pass have quality metrics to support that the loan will be repaid according to the terms established. Loans classified as Watch have similar characteristics as Pass loans with some emerging signs of financial weaknesses that should be monitored closer. Loans classified as Special Mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of prospects for repayment. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

The following tables summarize the aggregate Pass and criticized categories of Watch, Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of March 31, 2019 and December 31, 2018:

	March 31, 2019
			Special
(Dollars in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$143,380	$—	$—	$381	$—	$143,761
Multifamily	7,306	—	—	—	—	7,306
Farmland	817	—	—	—	—	817
Commercial Real Estate:
Owner occupied	136,747	—	—	1,777	1,939	140,463
Non-owner occupied	269,059	—	—	—	—	269,059
Construction & Land Development	192,494	—	—	—	—	192,494
Commercial – Non Real Estate:
Commercial & industrial	100,268	2,384	—	2,739	—	105,391
Consumer – Non Real Estate:
Unsecured	1,429	—	—	—	—	1,429
Secured	93,870	—	—	—	—	93,870

Total	$945,370	$2,384	—	$4,897	$1,939	$954,590

	December 31, 2018
			Special
(Dollars in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$138,483	$755	$—	$382	$—	$139,620
Multifamily	9,182	—	—	—	—	9,182
Farmland	825	—	—	—	—	825
Commercial Real Estate:
Owner occupied	117,906	1,777	—	—	1,939	121,622
Non-owner occupied	256,139	—	—	—	—	256,139
Construction & Land Development	183,551	—	—	—	—	183,551
Commercial – Non Real Estate:
Commercial & industrial	110,631	1,333	$2,257	—	—	114,221
Consumer – Non Real Estate:
Unsecured	1,402	—	—	—	—	1,402
Secured	100,875	—	—	—	—	100,875

Total	$918,994	$3,865	$2,257	$382	$1,939	$927,437

The following tables present the segments of the loan portfolio summarized by aging categories as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$143,761	$143,761	$—
Multifamily	—	—	—	—	7,306	7,306	—
Farmland	—	—	—	—	817	817	—
Commercial Real Estate:
Owner occupied	—	—	—	—	138,524	140,463	1,939
Non-owner occupied	—	—	—	—	269,059	269,059	—
Construction & Land Development	—	—	—	—	192,494	192,494	—
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	—	105,391	105,391	—
Consumer – Non Real Estate:
Unsecured	86	—	33	119	1,310	1,429	—
Secured	46	—	—	46	93,824	93,870	—

Total	$132	$—	$33	$165	$952,486	$954,590	$1,939

	December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$139,620	$139,620	$—
Multifamily	—	—	—	—	9,182	9,182	—
Farmland	—	—	—	—	825	825	—
Commercial Real Estate:
Owner occupied	—	—	—	—	119,683	121,622	1,939
Non-owner occupied	—	—	—	—	256,139	256,139	—
Construction & Land Development	—	—	—	—	183,551	183,551	—
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	—	114,221	114,221	—
Consumer – Non Real Estate:
Unsecured	50	9	11	70	1,332	1,402	—
Secured	57	5	—	62	100,813	100,875	—

Total	$107	$14	$11	$132	$925,366	$927,437	$1,939

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan that is then identified as a troubled debt restructuring (“TDR”). The Company may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses. TDRs are restored to accrual status when the obligation is brought current, has performed in accordance with the modified contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The Company may identify loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions and negative trends may result in a payment default in the near future.

As of March 31, 2019, and December 31, 2018, the Company had two loans identified as TDRs totaling $3.4 million. At March 31, 2019 and December 31, 2018, one TDR was performing in compliance with the restructured terms and on accrual status. There were no modifications to loans classified as TDRs during the three months ended March 31, 2019. No additional loan commitments were outstanding to these borrowers at March 31, 2019 and December 31, 2018. At both March 31, 2019 and December 31, 2018, there was a specific reserve of $732,892 related to one TDR.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at March 31, 2019:

	As of March 31, 2019
	Number	Accrual	Non- Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Residential Real Estate	1	$1,502	$—	$1,502
Commercial Real Estate	1	—	1,939	1,939

Total	2	$1,502	$1,939	$3,441

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2018:

	As of December 31, 2018
	Number	Accrual	Non- Accrual
(Dollars in thousands)	Of Loans	Status	Status	Total TDRs
Residential Real Estate	1	$1,510	$—	$1,510
Commercial Real Estate	1	—	1,939	1,939

Total	2	$1,510	$1,939	$3,449

The carrying amount of commercial real estate in the process of foreclosure was $1.9 million and $0 at March 31, 2019 and December 31, 2018, respectively.

Note 4. Derivatives and Risk Management Activities

The Bank uses derivative financial instruments (or “derivatives”) primarily to manage risks to the Bank associated with changing interest rates, and to assist customers with their risk management objectives. The Bank classifies these items as free standing derivatives consisting of customer accommodation interest rate loan swaps (or “interest rate loan swaps”). The Bank enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Bank receives a floating rate. These back-to-back interest rate loan swaps qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” in the consolidated financial statements. Changes in fair value are recorded in other noninterest expense and net to zero because of the identical amounts and terms of the interest rate loan swaps.

The following tables summarize key elements of the Banks’s derivative instruments as of March 31, 2019 and December 31, 2018.

March 31, 2019
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	44,841	6	2,291	—	2,530
Matched interest rate swap with counterparty	44,841	6	—	2,291	2,530

December 31, 2018
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	36,607	5	1,192	—	1,290
Matched interest rate swap with counterparty	36,607	5	—	1,192	1,290

The Company is able to recognize fee income upon execution of the interest rate swap contract and completed its first contract in the fourth quarter of 2018. This source of fee income is expected to continue to grow in a consistent manner going forward. Interest rate swap fee income for the quarter ended March 31, 2019 and 2018 was $290,000 and $0, respectively.

Note 5. Fair Value Presentation

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosure”, the Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in the principal or most advantageous market for the asset or liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is the most representative of fair value under current market conditions.

In accordance with the guidance, a hierarchy of valuation techniques is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s market assumptions. The three levels of the fair value hierarchy under FASB ASC 820 based on these two types of inputs are as follows:

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 –	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of March 31, 2019, and December 31, 2018, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 4: Derivative Financial Instruments”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$29,986	$—	$29,986
Collateralized Mortgage Backed	—	10,289	—	10,289
Subordinated Debt	—	2,028	—	2,028
Municipal Securities	—	17,298	—	17,298
U.S. Government Agencies	—	9,707	—	9,707
Derivative asset – interest rate swap on loans	—	2,291	—	2,291

Total	$—	$71,599	$—	$71,599

Liabilities:
Derivative liability – interest rate swap on loans	—	2,291	—	2,291

Total	$—	$2,291	$—	$2,291

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$29,998	$—	$29,998
Collateralized Mortgage Backed	—	4,893	—	4,893
Subordinated Debt	—	2,015	—	2,015
Municipal Securities	—	8,833	—	8,833
U.S. Government Agencies	—	10,241	—	10,241
Derivative asset – interest rate swap on loans	—	1,192	—	1,192

Total	$—	$57,172	$—	$57,172

Liabilities:
Derivative liability – interest rate swap on loans	—	1,192	—	1,192

Total	$—	$1,192	$—	$1,192

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Bank to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Bank because of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Statements of Income.

The following table summarizes the value of the Bank’s impaired loans as of March 31, 2019 and December 31, 2018 that were measured at fair value on a nonrecurring basis during the period:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Impaired Loans
Commercial Real Estate	$—	$—	$1,207	$1,207

Total	$—	$—	$1,207	$1,207

Other real estate owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Bank. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Bank because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Statements of Income. The Bank did not have other real estate owned as of March 31, 2019 and December 31, 2018.

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. Additionally, in accordance with ASU 2016-01, which the Company adopted on January 1, 2018 on a prospective basis, the Company uses the exit price notion, rather than the entry price notion, in calculation the fair values of financial instruments not measured at fair value on a recurring basis.

The following tables reflect the carrying amounts and estimated fair values of the Company’s financial instruments whether or not recognized on the Consolidated Balance Sheets at fair value.

March 31, 2019	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$29,741	$29,741	$29,741	$—	$—
Restricted equity securities	5,732	5,732	—	5,732	—
Securities:
Available for sale	69,308	69,308	—	69,308	—
Held to maturity	25,487	25,853	—	25,853	—
Loans, net	943,735	919,905	—	—	919,905
Derivative asset – interest rate swap on loans	2,291	2,291	—	2,291	—
Bank owned life insurance	14,169	14,169	—	14,169	—
Accrued interest receivable	5,644	5,644	—	5,644	—
Liabilities:
Deposits	$966,827	$970,361	$—	$465,396	$504,965
Advances from the FHLB	30,000	29,968	—	29,968	—
Derivative liability – interest rate swaps on loans	2,291	2,291	—	2,291	—
Accrued interest payable	1,643	1,643	—	1,643	—

December 31, 2018	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$58,076	$58,076	$58,076	$—	$—
Restricted equity securities	5,894	5,894	—	5,894	—
Securities:
Available for sale	55,979	55,979	—	55,979	—
Held to maturity	26,178	26,323	—	26,323	—
Loans, net	917,125	897,765	—	—	897,765
Derivative asset – interest rate swap on loans	1,192	1,192	—	1,192	—
Bank owned life insurance	14,064	14,064	—	14,064	—
Accrued interest receivable	4,333	4,333	—	4,333	—
Liabilities:
Deposits	$920,137	$920,917	$—	$463,552	$457,365
Advances from the FHLB	40,000	39,848	—	39,848	—
Derivative liability – interest rate swaps on loans	1,192	1,192	—	1,192	—
Accrued interest payable	1,103	1,103	—	1,103	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at March 31, 2019 from December 31, 2018.

Note 6. Earnings Per Common Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which then shared in the earnings of the Bank. There were no such potentially dilutive securities outstanding in 2019 or 2018. On April 30, 2018, the Company issued a 5% stock dividend to stockholders on record as of April 9, 2018.

The weighted average number of shares used in the calculation of basic and diluted earnings per share includes unvested restricted shares of the Company’s common stock outstanding. Applicable guidance requires that outstanding un-vested share-based payment awards that contain voting rights and rights to non-forfeitable dividends participate in undistributed earnings with common stockholders.

	For the Three Months Ended December 31
(Dollars in thousands)	2019	2018
Net income	$3,247	$1,686
Weighted average number of shares issued, basic and diluted (1)	8,242,873	5,799,496
Net income per share:
Basic and diluted income per share	$0.39	$0.29

(1)	All share and per share amounts for 2018 reflect the effect of the 5% stock dividend on April 30, 2018.

Note 7. Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss net of deferred taxes, as of March 31, 2019 and December 31, 2018:

	2019	2018
Unrealized gain/(loss) on securities	$(93)	$(358)
Unrealized loss on securities transferred to HTM	(102)	(109)
Tax effect	43	100

Total accumulated other comprehensive loss	$(152)	$(367)

Note 8. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the optional transition method provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. As stated in the Company’s 2018 Form 10 registration document, the implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $2.7 million at the date of adoption, which is primarily related to the Company’s lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. The incremental borrowing rate was equal to the rate of borrowing from the FHLB that aligned with the term of the lease contract. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2019 was $62,000. The Company adopted ASC 842 effective January 1, 2019. Prior to January 1, 2019, the Company measured lease expense in accordance with FASB Accounting Standards Codification Topic 840. During the three months ended March 31, 2018, the Company recognized lease expense of $52,000

The Company continuously evaluates current transactions to determine whether a lease obligation should be reported. As of March 31, 2019, the Company has completed the process of registering a new branch to be located in Washington D.C. and is in the process of determining the impact of any lease obligation that will be associated with this branch.

March 31,
(Dollars in thousands)	2019
Lease liabilities	$2,655
Right-of-use assets	$2,647
Weighted-average remaining lease term – operating leases (in months).	133.5
Weighted-average discount rate – operating leases	3.60%

For the Three
Months Ended
(Dollars in thousands)	March 31, 2019
Lease Cost
Operating lease cost	$72

Total lease costs	$72

Cash paid for amounts included in measurement of lease liabilities	$62

The Company is the lessor for three operating leases. One lease is extended on a month-to-month basis while two of these leases have arrangements for over twelve months with an option to extend the lease terms. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. Total rent income on these operating leases is approximately $6,000 per month.

As of March 31, 2019, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of March 31, 2019 is as follows:

(Dollars in thousands)
2019	$242
2020	294
2021	298
2022	307
2023	315
Thereafter	1,830

Total undiscounted cash flows	$3,286

Discount	(631)
Lease liabilities	$2,655

Minimum annual rental commitments under the lease obligations are as follows as of December 31, 2018:

(Dollars in thousands)
2019	$202
2020	199
2021	184
2022	100
Thereafter	572

$1,257

Note 9. Subsequent Events

On February 15, 2019, MainStreet Bancshares, Inc. filed a General Form for Registration of Securities on Form 10, which we refer to as the “Registration Statement,” to register its common stock, par value $4.00 per share, pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).

Effective April 18, 2019, the Company became subject to the reporting and information requirements of the Exchange Act, and as a result will file periodic reports and other information with the SEC, commencing with this Quarterly Report on Form 10-Q. Effective April 22, 2019, the Company’s securities began trading on the Nasdaq Capital Market under our current symbol “MNSB.”

On April 9, 2019, the Bank took possession of a commercial property through loan foreclosure. The asset was recorded at estimated fair value less estimated costs to sell based on a recent appraisal. The difference between the recorded amount of the loan and the estimated fair value of the property was $733,000 and charged to the allowance for loan losses. The Bank had previously recorded a specific reserve for this loan equal to this difference.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Registration Statement on Form 10, as amended, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2018, previously filed with the Securities and Exchange Commission (“SEC”) on February 15, 2019, and amended on March 22, 2019. Results for the three month period ended March 31, 2019 are not necessarily indicative of results for the year ending December 31, 2019 or any future period.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Important factors that could cause actual results to differ materially from those in the forward–looking statements included herein include, but are not limited to:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	competition among depository and other financial institutions, particularly intensified competition for deposits;

•	inflation and a currently rising interest rate environment that may reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices;

•	changes in our organization, compensation and benefit plans;

•	our ability to retain key employees;

•	changes in our financial condition or results of operations that reduce capital;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	the concentration of our business in the Washington, DC metropolitan area and the effect of changes in the economic, political and environmental conditions on this market;

•	adequacy of our allowance for loan losses;

•	deterioration of our asset quality;

•	future performance of our loan portfolio with respect to recently originated loans;

•	additional risks related to new lines of business, products, product enhancements or services;

•

results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for loan losses or to write-down assets or take other supervisory action;

•	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;

•	liquidity, interest rate and operational risks associated with our business; and

•	implications of our status as a smaller reporting company and as an emerging growth company

Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Overview

The Company is a community-based commercial bank holding company. The Bank is focused on serving the borrowing, cash management and depository needs of small to medium-sized businesses and professional practices and retail customers. We emphasize providing responsive and personalized services to our clients. Due to the consolidation of financial institutions in our primary market area, we believe there is a significant opportunity for a locally-focused bank to provide a full range of financial services. By offering highly professional, personalized banking products and service delivery methods and employing advanced banking technologies, we distinguish ourselves from larger, regional banks operating in our market area and are able to compete effectively with other community banks.

We believe we have built a solid franchise that meets the financial needs of our clients and communities by providing an array of personalized products and services delivered by seasoned banking professionals with decisions made at the local level. We believe a significant customer base in our market prefers to do business with a local institution that has a local management team, a local Board of Directors and local founders and that this customer base may not be satisfied with the responsiveness of larger regional banks. By providing quality services, coupled with the opportunities provided by the economies in our market area, we have generated and expect to continue to generate organic growth.

We service Northern Virginia as well as the greater Washington, D.C. metropolitan area. Our goal is to deliver a customized and targeted mix of products and services that meets or exceeds customer expectations. To accomplish this goal, we have deployed a premium operating system that gives customers access to the most up-to-date banking technology. These unique systems and our highly skilled staff have allowed us to compete aggressively with larger financial institutions. The combination of sophisticated technology and personal service sets us apart from the competition. We strive to be the leading community bank in our market.

We offer a full range of banking services to individuals, small to medium-sized businesses and professionals through traditional and electronic delivery. We were the first community bank in the Washington, D.C. metropolitan area to offer a full online business banking solution, including remote check scanners on a business customer’s desktop. We offer mobile banking apps for iPhones, iPads and Android devices that provide for remote deposit of checks. In addition, we were the first bank headquartered in the Commonwealth of Virginia to offer CDARS, the Certificate of Deposit Account Registry Service, an innovative deposit insurance solution that provides Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits up to $140 million. We believe that enhanced electronic delivery systems and technology increase profitability through greater productivity and cost control, and allow us to offer new and better products and services.

Our products and services include: free business and consumer checking, premium interest-bearing checking, business account analysis, savings, certificates of deposit and other depository services, as well as a broad array of commercial, real estate and consumer loans. Free internet account access is available for all personal and business accounts, free internet bill payment services are available on most accounts, and a robust online cash management system is available for business customers.

Both the Company and the Bank are incorporated in and chartered by the Commonwealth of Virginia and members of the Federal Reserve System. The Bank’s deposits are insured by the FDIC. The Bank opened for business on May 26, 2004 and is headquartered in Fairfax, Virginia. We currently operate six Bank branches in Herndon, Fairfax, Fairfax City, McLean, Clarendon, and Leesburg, Virginia.

The Company’s executive offices are located at 10089 Fairfax Boulevard, Fairfax, Virginia. Our telephone number is (703) 481-4567, and our internet address is www.mstreetbank.com. The information contained on our website shall not be considered part of this Memorandum and the Investor Presentation, and the reference to our website does not constitute incorporation by reference of the information contained on the website.

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. Critical accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the current period or in future periods.

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2019 have remained unchanged from the disclosures presented in our Annual Report on Form 10 Registration, for the year ended December 31, 2018, other than the items discussed in our Recently Adopted Accounting Pronouncements.

Comparison of Statements of Financial Condition at March 31, 2019 and at December 31, 2018

Total Assets

Total assets increased $45.5 million, or 4.1%, to $1.2 billion at March 31, 2019 from $1.1 billion at December 31, 2018. The increase was primarily the result of increases of $26.6 million in loans receivable, $13.3 million in available for sale securities and $4.1 million in other assets.

Investment Securities

Investment securities increased $12.6 million, or 15.4%, from $82.2 million at December 31, 2018 to $94.8 million at March 31, 2019. The increase was primarily in the available for sale portfolio, particularly in the municipal and collateralized mortgage backed portfolios. At March 31, 2019, our held-to-maturity portion of the securities portfolio, at amortized cost, was $25.5 million, and our available-for-sale portion of the securities portfolio, at fair value, was $69.3 million compared to our held-to-maturity portion of the securities portfolio of $26.2 million and our available-for-sale portion of the securities portfolio of $56.0 million at December 31, 2018.

Net Loans

Net loans increased $26.6 million, or 2.9%, to $943.7 million at March 31, 2019 from $917.1 million at December 31, 2018. Residential real estate loans increased $2.3 million, or 1.5%, to $151.9 million at March 31, 2019 from $149.6 million at December 31, 2018. Commercial real estate loans increased by $31.8 million from $377.8 million at December 31, 2018 to $409.5 million at March 31, 2019. Commercial and industrial loans decreased by $8.8 million from $114.2 million at December 31, 2018 to $105.4 million at March 31, 2019. Construction loans increased $8.9 million to $192.5 million at March 31, 2019 from $183.6 million at December 31, 2018. Consumer loans decreased by $7.0 million from $102.3 million at December 31, 2018 to $95.3 million at March 31, 2019.

Deposits

Deposits increased $46.7 million, or 5.1%, to $966.8 million at March 31, 2019 from $920.1 million at December 31, 2018. Our core deposits decreased $19.6 million, or (3.3%), to $566.4 million at March 31, 2019 from $586.0 million at December 31, 2019. Certificates of deposit increased $46.0 million, or 10.0%, to $504.2 million at March 31, 2019 from $458.3 million at December 31, 2018. The increase in certificate of deposits was primarily the result of increased brokered deposits in order to continue funding the loan growth over the quarter.

Comparison of Statements of Income for the Three Months Ended March 31, 2019 and 2018

General

Net income increased $1.6 million to $3.2 million for the three months ended March 31, 2019 from $1.7 million for the three months ended March 31, 2018. The increase in net income for the three months ended March 31, 2019 was primarily due to an increase in interest income from the Bank’s loan portfolio, an increase in non-interest income of $418,000, of which $290,000 was provided by loan swap fees, and a decrease of $310,000 in provision for loan losses compared to the same period in 2018.

Interest Income

Total interest income increased $5.1 million, or 57.8%, to $13.8 million for the three months ended March 31, 2019 from $8.8 million for the three months ended March 31, 2018. The increase was primarily the result of an increase in interest and fees on loans of $4.6 million, an increase in interest on investment securities of $215,000 and an increase on interest on federal funds sold and interest-earning deposits of $245,000. Total average interest-earning assets increased $302.4 million to $1.1 billion for the three months ended March 31, 2019 from $767.5 million for the same period in 2018 primarily as a result of an increase in the average balance of loans of $255.2 million, a $12.4 million increase in the average balance of investment securities and a increase in the average balance of federal funds sold and interest-earning deposits with banks of $34.8 million. The average yield on our interest-earning assets increased 61 basis points to 5.17% for the three months ended March 31, 2019 as compared to 4.56% for the three months ended March 31, 2018 primarily as a result of a higher average yield on the loan portfolio.

Interest and fees on loans increased $4.6 million to $12.9 million for the three months ended March 31, 2019 from $8.3 million for the same period in 2018. This increase was primarily due to an increase in loans outstanding of $241.0 million, which increased to $943.7 million as of March 31, 2019 from $702.7 million as of March 31, 2018. In addition to the growth in the loan portfolio the Federal Reserves raised the federal interest rate by 25 basis points four times throughout 2018, which increased yields on the Bank’s asset sensitive balance sheet. The average yield on loans increased 64 basis points, or 13.1% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Interest income on federal funds sold and interest-earning deposits increased by $245,000 to $345,000 for the three months ended March 31, 2019, from $100,000 for the three months ended March 31, 2018. The increase was primarily due to an increase average yield and average balance on these deposits. The average yield increased 79 basis points, to 2.12% for the three months ended March 31, 2019 from 1.33% for the three months ended March 31, 2018. The average balance of interest-earning deposits and federal funds sold increased $34.8 million to $64.9 million for the three months ended March 31, 2019 from $30.1 million for the three months ended March 31, 2018.

Interest on investment securities increased by $215,000 to $556,000 for the three months ended March 31, 2019 from $341,000 for the three months ended March 31, 2018, respectively. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $149,320 or 72.1% to $356,440 for the three months ended March 31, 2019, from $207,120 for the three months ended March 31, 2018. Mortgage backed securities increased by $33,644 or 105.0%, to $65,683 for the three months ended March 31, 2019, from $32,039 for the three months ended March 31, 2018. The average yield on total securities increased 81 basis points to 3.24% for the three months ended March 31, 2019 from 2.43% for the same period in 2018, as increased market rates resulted in higher yielding investments. The average balance of investment securities increased by $12.4 million to $68.6 million for the three months ended March 31, 2019, from $56.1 million for the three months ended March 31, 2018.

Interest Expense

Total interest expense increased $2.5 million to $4.5 million for the three months ended March 31, 2019 from $2.0 million for the three months ended March 31, 2018, primarily due to a $1.8 million increase in interest expense on time deposits and a $499,000 increase in interest expense money market deposits.

Interest expense on deposits increased $2.4 million to $4.0 million for the three months ended March 31, 2019 from $1.6 million for the three months ended March 31, 2018 primarily as a result of an increase in average interest bearing deposits of $224.5 million to $727.2 million during the three months ended March 31, 2019 as compared to $502.6 million for the three months ended March 31, 2018. The increase in the average balance of interest-bearing deposits was primarily as a result of a $160.7 million increase in the average balance of our time deposit accounts and a $47.6 million increase in the average balance of our money market deposits. The increase in the average balance of our time deposits was primarily a result of retail growth and brokered deposits obtained through a deposit placement network on a reciprocal basis, such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance. The average cost of deposits was 221 basis points for the three months ended March 31, 2019 compared to 124 basis points for the three months ended March 31, 2018. The average rate paid on money market deposits increased 102 basis points to 2.12% for the three months ended March 31, 2019 from 1.10% for the three months ended March 31, 2018. The increase in the balance of our certificates of deposits of $160.7 million from $307.3 million for the three months ended March 31, 2018 to $468.0 million for the three months ended March 31, 2019 was primarily the result of the Company’s retail growth strategies. The Bank’s core time deposits increased the average balance of certificate of deposits by $142.4 million for the three months ended March 31, 2019. The average cost of certificates of deposit increased by 109 basis points to 2.51% for the three months ended March 31, 2019 as compared to 1.42% for the three months ended March 31, 2018. The increase in the average cost of certificates of deposit for the three months ended March 31, 2019 was the result of increases in short term market interest rates and additional higher interest brokered deposits as compared to the three months ended March 31, 2018.

Interest expense on advances from the Federal Home Loan Bank increased $46,000 to $218,000 for the three months ended March 31, 2019 from $172,000 for the three months ended March 31, 2018 as a result of an increase in the average rate on the Federal Home Loan Bank advances which increased to 2.56% for the three months ended March 31, 2019 from 1.56% for the three months ended March 31, 2018 due to increases in advance rates. Offsetting this increase was a decrease in the average balance of the Federal Home Loan Bank advances. The average balance of the Federal Home Loan Bank advances decreased $9.9 million to $34.1 million for the three months ended March 31, 2019 from $44.0 million for the three months ended March 31, 2018 primarily due to the repayment of advances.

Net Interest Income

Net interest income increased approximately $2.6 million or 38.0%, to $9.3 million for the three months ended March 31, 2019 from $6.8 million for the three months ended March 31, 2018 as a result of our net interest-earning assets increasing $88.6 million to $293.7 million for the three months ended March 31, 2019 from $205.1 million for the three months ended March 31, 2018. Our interest rate spread decreased by 28 basis points to 2.87% for the three months ended March 31, 2019 from 3.15% for the three months ended March 31, 2018. Our net interest margin decreased by 3 basis points from 3.53% for the three months ended March 31, 2018 to 3.50% for the three months ended March 31, 2019.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. All average balances are based on daily balances.

	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$936,401	$12,916	5.52%	$681,232	$8,316	4.88%
Investment securities	68,550	556	3.24%	56,111	341	2.43%
Federal funds and interest-bearing deposits	64,944	345	2.12%	30,117	100	1.33%

Total interest-earning assets	1,069,895	$13,817	5.17%	767,460	$8,757	4.56%
Non-interest-earning assets	36,788			31,711

Total assets	$1,106,683			$799,171

Interest-bearing liabilities:
Interest-bearing demand deposits	$56,701	$245	1.73%	$51,240	$164	1.28%
Money market deposits	143,825	763	2.12%	96,256	264	1.10%
Savings and NOW deposits	58,616	73	0.50%	47,807	46	0.38%
Time deposits	468,009	2,931	2.51%	307,343	1,091	1.42%

Total interest-bearing deposits	727,151	4,012	2.21%	502,646	1,565	1.24%
Federal funds purchased	139	1	2.88%	920	7	3.04%
Federal Home Loan Bank advances	34,111	218	2.56%	44,026	172	1.56%
Subordinated debt	14,780	238	6.44%	14,752	238	6.45%

Total interest-bearing liabilities	776,181	$4,469	2.30%	562,344	$1,982	1.41%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	207,180			166,988

Total liabilities	983,361			729,332
Stockholders’ Equity	123,322			69,839

Total liabilities and Stockholders’ equity	$1,106,683			$799,171

Net interest income		$9,348			$6,775

Interest rate spread (2)			2.87%			3.15%

Net interest-earning assets (3)	$293,714			$205,116

Net interest margin (4)			3.50%			3.53%

Average interest-earning assets to average interest-bearing liabilities	137.84%			136.48%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

Rate/ Volume Analysis

The following table presents the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns.

For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Three Months Ended March 31, 2019 vs 2018
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$3,407	$1,193	$4,600
Investment securities	86	129	215
Federal funds and interest-bearing deposits	162	83	245

Total interest-earning assets	3,655	1,405	5,060

Interest-bearing liabilities:
Interest-bearing demand deposits	19	62	81
Money market deposit accounts	173	326	499
Savings and NOW accounts	11	16	27
Time deposits	745	1,095	1,840

Total deposits	948	1,499	2,447
Federal funds purchased	(6)	—	(6)
Federal Home Loan Bank advances	(217)	263	46
Subordinated debt	—	—	—

Total interest-bearing liabilities	725	1,762	2,487

Change in net interest income	$2,930	$(357)	$2,573

Provision for Loan Losses

We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimated at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans. The amount of the allowance is based on estimates, and actual losses may vary from such estimates as more information becomes available or economic conditions change.

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a monthly basis and provisions are made for loan losses as required in order to maintain the allowance.

Provision for loan losses decreased by $310,000 to $325,000 for the three months ended March 31, 2019 from $635,000 for the three months ended March 31, 2018 primarily as a result of reduction in loan originations which totaled approximately $48.9 million for the three months ended March 31, 2018 compared to loan originations of $26.9 million for the three months ended March 31, 2019. Non-performing loans remained relatively flat with only a slight increase of $33,000, or 1.71% from $1.9 million at March 31, 2018 to $2.0 million as of March 31, 2019, as a result of a temporary increase in unsecured credit card debt. During the three months ended March 31, 2019, substandard loans increased $4.5 million, however, the increase was isolated to two relationships. Management believes there is no risk of loss on either relationship and the downgrades were only cautionary due to temporary conditions. Neither of these borrowing relationships met the definition of impaired at this time. During the three months ended March 31, 2019, there were no total charge-offs and recoveries of $33,200 were received. During the three months ended March 31, 2018, total charge-offs of $10,200 were recorded and recoveries received totaled $3,700.

Non-Interest Income

Non-interest income increased $418,000, or 82.3%, to $926,000 for the three months ended March 31, 2019 from $508,000 for the three months ended March 31, 2018. The increase in non-interest income was primarily due to a increase in loan fees from loan interest rate swaps of $290,000 for the three months ended March 31, 2019. The Bank closed its first interest rate swap in the fourth quarter of 2018 and expects continued use of this product throughout 2019. In addition, deposit account service fees increased $157,000 to $370,000 for the three months ended March 31, 2019 from $213,000 for the three months ended March 31, 2018 primarily as a result of an increased customer deposit portfolio. The increase in non-interest income was partially offset by a decrease of $28,000 other loan fee income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018

Non-Interest Expense

Non-interest expense increased $1.4 million or 31.3% to $6.0 million for the three months ended March 31, 2019 from $4.6 million for the three months ended March 31, 2018 primarily as a result of increases in salary and employee benefits of 1.1 million and other operating expenses of $225,000. Salaries and employee benefits expense increased by $1.1 million to $3.9 million for the three months ended March 31, 2019 from $2.7 million for the three months ended March 31, 2018 primarily as a result of adding thirteen employees and the increases in additional health insurance premium expense for these additional employees. Other operating expenses increased $225,000, or 27.2%, to $1.1 million for the three months ended March 31, 2019 from $826,000 for the three months ended March 31, 2018 due to increases in professional and consulting fees for strategic planning and growth and fees related to deposits obtained through a deposit placement network on a reciprocal basis. Franchise tax increased approximately $136,000 to $307,000 for the three months ended March 31, 2019 from $171,000 for the three months ended March 31, 2018 as a result of the growth the Bank has experienced on the balance sheet as of March 31, 2019 compared to the balance sheet as of March 31, 2018.

Income Tax Expense

Income tax expense increased $309,000, or 80.3%, to $694,000 for the three months ended March 31, 2019 from $385,000 for the three months ended March 31, 2018. The increase in federal income tax expense for the three months ended March 31, 2019 compared to the same period a year ago is driven by the increase in income before income taxes of $3.9 million, or 90.3% as of March 31, 2019 compared to $2.1 million for the same period in the prior year. For the three months ended March 31, 2019, the Bank had an effective federal tax rate of 17.6%, compared to effective federal tax rate of 18.6% for the three months ended March 31, 2018.

Non-Performing Assets We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due, non-accruing troubled debt restructurings and consumer debt whose payments are 120 days or more past due. Non-performing assets, including non-performing loans and other real estate owned, totaled $1.9 million, or 0.17% of total assets, at March 31, 2019. There was one non-accruing troubled debt restructurings at March 31, 2019 and December 31, 2018. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. There were four accruing consumer loans past due 120 days or more at March 31, 2019 and no loans accruing past due 90 days or more at December 31, 2018.

	At March 31,	At December 31,
	2019	2018
	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$1,939	$1,939

Total non-accrual loans	1,939	1,939

Consumer loans accruing past 120 days:
Credit card	33	—

Total non-performing loans	1,972	1,939
Total non-performing assets	$1,972	$1,939

Ratios:
Total non-performing loans to gross loans receivable	0.21%	0.21%
Total non-performing loans to total assets	0.17%	0.18%
Total non-performing assets to total assets	0.17%	0.18%

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of year	$8,831	$5,705

Charge-offs:
Consumer	—	(10)

Total charge-offs	—	(10)

Recoveries:
Residential real estate	30	—
Commercial real estate	—	1
Commercial and industrial	—	1
Consumer	3	2

Total recoveries	33	4

Net recoveries (charge-offs)	33	(6)
Provision for loan losses	325	635

Balance at end of period	$9,189	$6,334

Ratios:
Net recoveries (charge-offs) to average loans outstanding	0.0%	0.0%
Allowance for loan losses to non-performing loans at end of period	4.66	3.27
Allowance for loan losses to gross loans at end of period	0.96%	0.89%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities; however, the Company also utilizes brokered deposits as a funding source in addition to customer deposits. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, federal funds purchased, and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had Federal Home Loan Bank advances of $30.0 million outstanding with unused borrowing capacity of $275.0 million as of March 31, 2019. Additionally, at March 31, 2019, we had the ability to borrow $12.0 million from the Community Bankers’ Bank, $7.0 million from Pacific Coast Bankers Bank, $15.0 million from CenterState Bank, and $9.0 million from Zions Bank.

The Board of Director and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2019.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2019, cash and cash equivalents totaled $59.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $69.3 million at March 31, 2019.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4.5 million and $2.9 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $39.5 million and $47.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively. During the three months ended March 31, 2019 and 2019, there were no sales of available-for-sale securities. Net cash provided by financing activities was $36.7 million and $33.6 million for the three months ended March 31, 2019 and 2018, respectively, which consisted primarily of increases in deposits of $46.7 million and $23.3 offset by net repayments of $10.0 million and an additional funding of $10.3 from the Federal Home Loan Bank for the three months ended March 31, 2019 and 2018, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2019, totaled $346.2 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2019, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for March 31, 2019 and December 31, 2018, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 is 2.50% and 1.875% for 2018. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2019, the Company and the Bank meets all capital adequacy requirements to which it is subject.

The Company’s and Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019
Total capital (to risk-weighted assets)
Consolidated	$147,188	13.55%	$86,911	> 8.0%	N/A	N/A
Bank	$146,153	13.45%	$86,911	> 8.0%	$108,639	>10.0%
Common equity tier 1 capital (to risk-weighted
Consolidated	$124,716	11.48%	$48,887	> 4.5%	N/A	N/A
Bank	$136,964	12.61%	$48,887	> 4.5%	$86,911	> 8.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$124,981	11.50%	$65,183	> 6.0%	N/A	N/A
Bank	$136,964	12.38%	$65,183	> 6.0%	$86,911	> 8.0%
Tier 1 capital (to average assets)
Consolidated	$124,716	11.28%	$44,245	> 4.0%	N/A	N/A
Bank	$136,964	12.61%	$44,245	> 4.0%	$55,307	> 5.0%

As of December 31, 2018
Total capital (to risk-weighted assets)
Consolidated	$143,728	13.89%	$82,807	> 8.0%	N/A	N/A
Bank	$142,360	13.75%	$82,807	> 8.0%	$103,509	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$121,621	11.75%	$46,579	> 4.5%	N/A	N/A
Bank	$133,529	12.90%	$46,579	> 4.5%	$82,807	> 8.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$121,254	11.71%	$62,105	> 6.0%	N/A	N/A
Bank	$133,529	12.90%	$62,105	> 6.0%	$82,807	> 8.0%
Tier 1 capital (to average assets)
Consolidated	$121,621	11.30%	$43,056	> 4.0%	N/A	N/A
Bank	$133,529	12.41%	$43,056	> 4.0%	$53,820	> 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2019, we had outstanding loan commitments of $292.8 million and outstanding stand-by letters of credit of $712,000. We anticipate that we will have sufficient funds available to meet our current lending commitments.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2019. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2019, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies. Reference is made to “Risk Factors” in our Registration Statement on Form 10, filed with the SEC on February 15, 2019, and amended on March 22, 2019.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)     Not Applicable

Item 3 – Defaults upon Senior Securities

Not Applicable

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32.0	Section 1350 Certification *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: May 15, 2019	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
Principal Executive Officer

Date: May 15, 2019	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)