Form 10-Q/A
period 2019-03-31
MainStreet Bancshares, Inc.
filed 2019-07-18
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANTORY NOTE

MainStreet Bancshares, Inc. (the “Registrant”) is filing this Amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the U.S. Securities and Exchange Commission on May 15, 2019 (the “Form 10-Q”), solely to correct an error in Exhibit 32.0 to that report. The certification in Exhibit 32.0 incorrectly indicated that the Form 10-Q related to the quarter ended September 30, 2018 rather than the quarter ended March 31, 2019. Exhibit 32.0 to this Form 10-Q/A correctly indicates that the quarter covered by the Form 10-Q, as amended by this Form 10-Q/A, is for the quarter ended March 31, 2019.

This Form 10-Q/A should be read in conjunction with and is presented as of May 15, 2019, the filing date of the Form 10-Q. No other changes have been made to the Form 10-Q, and the Form 10Q/A does not reflect events that may have occurred subsequent to May 15, 2019, or modify in any way disclosures made in the Form 10-Q, other than as described above.

PART II—OTHER INFORMATION

Item 6.	Exhibits.

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith.

Exhibit Number	Description
31.1*	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer
31.2*	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer
32.0#	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

# Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: July 18, 2019	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: July 18, 2019	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

5