Form 10-Q
period 2019-06-30
MainStreet Bancshares, Inc.
filed 2019-08-06
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 29, 2019, there were 8,250,259 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 –  Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of June 30, 2019 and December 31, 2018 (Dollars in thousands, except per share data)

	At June 30, 2019 (unaudited)	At December 31, 2018 (*)
Assets
Cash and due from banks	$44,976	$27,886
Federal funds sold	19,835	30,190
Cash and cash equivalents	64,811	58,076
Investment securities available-for-sale, at fair value	60,079	55,979
Investment securities held-to-maturity	24,946	26,178
Restricted securities, at cost	5,307	5,894
Loans, net of allowance for loan losses of $9,185 and $8,831, respectively	983,574	917,125
Premises and equipment, net	14,208	14,222
Other real estate owned, net	1,207	—
Accrued interest and other receivables	5,681	5,148
Bank owned life insurance	14,275	14,064
Other assets	10,676	3,927
Total Assets	$1,184,764	$1,100,613
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$201,405	$211,749
Interest bearing demand deposits	65,117	60,588
Savings and NOW deposits	61,945	51,371
Money market deposits	115,641	138,152
Time deposits	567,023	458,277
Total deposits	1,011,131	920,137
Federal Home Loan Bank advances	20,000	40,000
Subordinated debt, net	14,791	14,776
Other liabilities	9,806	4,449
Total Liabilities	1,055,728	979,362
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 8,250,259 shares (including 170,359 nonvested shares) for June 30, 2019 and 8,177,978 shares (including 133,869 nonvested shares) for December 31, 2018	32,387	32,176
Capital surplus	74,609	74,256
Retained earnings	21,826	15,186
Accumulated other comprehensive gain (loss)	214	(367)
Total Stockholders’ Equity	129,036	121,251
Total Liabilities and Stockholders’ Equity	$1,184,764	$1,100,613

*	Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three Months Ended and Six Months Ended June 30, 2019 and 2018 (Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Month Ended June 30,
	2019	2018	2019	2018
Interest Income
Interest and fees on loans	$13,877	$9,649	$26,793	$17,965
Interest on investments securities	615	407	1,171	748
Interest on federal funds sold	375	115	720	215
Total Interest Income	14,867	10,171	28,684	18,928
Interest Expense
Interest on interest bearing DDA deposits	283	222	528	386
Interest on savings and NOW deposits	74	63	147	109
Interest on money market deposits	587	414	1,350	678
Interest on time deposits	3,635	1,513	6,566	2,604
Interest on Federal Home Loan Bank advances and other borrowings	162	210	381	389
Interest on subordinated debt	241	241	479	479
Total Interest Expense	4,982	2,663	9,451	4,645
Net Interest Income	9,885	7,508	19,233	14,283
Provision for Loan Losses	750	1,395	1,075	2,030
Net interest income after provision for loan losses	9,135	6,113	18,158	12,253
Non-Interest Income
Deposit account service charges	446	259	816	472
Bank owned life insurance income	106	109	211	215
Loan swap fee income	181	—	471	—
Net gain on available-for-sale securities	5	—	—	—
Net gain on sale of loans	263	—	263	—
Other fee income	340	215	506	404
Total Non-Interest Income	1,341	583	2,267	1,091
Non-Interest Expense
Salaries and employee benefits	3,847	2,811	7,707	5,560
Furniture and equipment expenses	435	451	820	832
Advertising and marketing	191	141	296	297
Occupancy expenses	217	159	430	310
Outside services	161	240	388	436
Administrative expenses	176	155	343	273
Other operating expenses	1,150	912	2,201	1,738
Total Non-Interest Expense	6,177	4,869	12,185	9,446
Income before income taxes	4,299	1,827	8,240	3,898
Income Tax Expense	868	324	1,562	709
Net Income	$3,431	$1,503	$6,678	$3,189
Net Income per common share:
Basic	$0.42	$0.26	$0.81	$0.55
Diluted	$0.42	$0.26	$0.81	$0.55

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended and Six Months Ended June 30, 2019 and 2018 (Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Comprehensive Income, net of taxes
Net Income	$3,431	$1,503	$6,678	$3,189
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period (net of tax (benefit), $96 and ($37), respectively, for the three months ended June 30, and $151 and ($74), respectively, for the six months ended June 30).	357	(139)	566	(279)
Less: reclassification adjustment for securities gains included in net income (net of tax, $1 and $0, for both the three and six months ended June 30).	4	—	4	—
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $1 and $2, respectively, for the three months ended June 30, and $3 and $4, respectively, for the six months ended June 30).	5	7	11	14
Other comprehensive income (loss)	366	(132)	581	(265)
Comprehensive Income	$3,797	$1,371	$7,259	$2,924

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the Three and Six months ended June 30, 2019 and 2018 (Dollars in thousands, except per share data)

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income(Loss)	Total
Balance, March 31, 2019	$32,387	$74,353	$18,395	$(152)	$124,983
Stock based compensation expense	—	256	—	—	256
Net income	—	—	3,431	—	3,431
Other comprehensive income	—	—	—	366	366
Balance, June 30, 2019	$32,387	$74,609	$21,826	$214	$129,036

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income(Loss)	Total
Balance, December 31, 2018	$32,176	$74,256	$15,186	$(367)	$121,251
Vesting of restricted stock	211	(211)	—	—	—
Stock based compensation expense	—	526	—	—	526
Net income	—	—	6,678	—	6,678
Change related to restricted stock awards	—	38	(38)	—	—
Other comprehensive income	—	—	—	581	581
Balance, June 30, 2019	$32,387	$74,609	$21,826	$214	$129,036

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, March 31, 2018	$21,579	$35,769	$13,368	$(153)	$70,563
Vesting of restricted stock	6	(6)	—	—	—
Stock based compensation expense	—	219	—	—	219
Stock dividend	1,106	4,743	(5,849)	—	—
Cash in lieu of fractional shares	—	—	(3)	—	(3)
Net income	—	—	1,503	—	1,503
Other comprehensive loss	—	—	—	(132)	(132)
Balance, June 30, 2018	$22,691	$40,725	$9,019	$(285)	$72,150

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2017	$21,442	$35,693	$11,682	$(20)	$68,797
Vesting of restricted stock	143	(143)	—	—	—
Stock based compensation expense	—	432	—	—	432
Stock dividend	1,106	4,743	(5,849)	—	—
Cash in lieu of fractional shares	—	—	(3)	—	(3)
Net income	—	—	3,189	—	3,189
Other comprehensive loss	—	—	—	(265)	(265)
Balance, June 30, 2018	$22,691	$40,725	$9,019	$(285)	$72,150

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the six months ended June 30,	2019	2018
Cash Flows from Operating Activities
Net income	$6,678	$3,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	782	798
Deferred income tax benefit	(50)	(464)
Provision for loan losses	1,075	2,030
Stock based compensation expense	526	432
Income from bank owned life insurance	(211)	(215)
Subordinated debt amortization expense	15	14
Gain on disposal of premises and equipment	(59)	(5)
Gain on sale of available-for-sale securities	(5)	—
Change in:
Accrued interest receivable and other receivables	(526)	(846)
Other assets	(6,851)	(670)
Other liabilities	5,357	(351)
Net cash provided by operating activities	6,731	3,912
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	1,249	1,916
Maturities	64,844	55,000
Purchases	(69,605)	(27,025)
Activity in held-to-maturity securities:
Purchases	—	(500)
Refunded	1,150	500
Purchases of restricted investment in bank stock	(2,814)	(3,345)
Redemption of restricted investment in bank stock	3,401	2,849
Net (increase) decrease in loan portfolio	(68,731)	(163,566)
Proceeds from sale of premises and equipment	69	11
Purchases of premises and equipment	(553)	(1,162)
Net cash used in investing activities	(70,990)	(135,322)
Cash Flows from Financing Activities
Net increase (decrease) in non-interest deposits	(10,344)	8,255
Net increase in interest bearing demand, savings, and time deposits	101,338	125,592
Net decrease in Federal Home Loan Bank advances and other borrowings	(20,000)	(8,663)
Net cash provided by financing activities	70,994	125,184
Increase (Decrease) in Cash and Cash Equivalents	6,735	(6,226)
Cash and Cash Equivalents, beginning of period	58,076	37,493
Cash and Cash Equivalents, end of period	$64,811	$31,267
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$9,128	$3,766
Cash paid during the period for income taxes	$3,141	$2,331
Right of use assets obtained in exchange for new operating lease liabilities	$2,647	$—
Transfers from loans to other real estate owned	$1,207	$—

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

We were approved to list shares of our common stock on the Nasdaq Capital Market under our current symbol “MNSB” as of April 22, 2019.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2018 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10 filed by the Company with the U.S. Securities and Exchange Commission on February 15, 2019. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, events through the date of issuance of the financial statements included herein.

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

Investment securities – The Bank’s investment securities are classified as either held to maturity, available for sale or trading. At June 30, 2019 and December 31, 2018, the Bank held approximately $24.9 million and $26.2 million, respectively, in securities classified as held to maturity. The Bank held no securities classified as trading. Municipal securities that were originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. At June 30, 2019 and December 31, 2018, the unamortized unrealized loss was $95,250 and $109,420, respectively, before tax, and remains in accumulated other comprehensive loss, net of tax.

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

Restricted equity securities consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $3.3 million and $1.8 million respectively, as of June 30, 2019, compared to $3.3 million and $2.4 million, respectively, as of December 31, 2018. Restricted equity securities also consisted of $126,800 in Community Bankers Bank stock at June 30, 2019 and December 31, 2018. This restricted stock is recorded at cost because its ownership is restricted and it lacks a market for resale. The Bank is required to maintain Federal Reserve Bank stock at a level of 6% of capital and surplus. The FHLB requires the Bank to maintain stock, at a minimum, in an amount equal to 4.5% of outstanding borrowings and 0.20% of total assets. When evaluating restricted stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Bank does not consider these investments to be impaired at June 30, 2019 or December 31, 2018 and no previous impairment has been recognized.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. All loans which are 30 or more days past due at the end of the month are reported to the Board of Directors. Commercial loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Consumer loans are generally placed on nonaccrual status when the collection of principal or interest is 120 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. It is Bank policy to charge-off loans whose collectability is sufficiently questionable and can no longer be justified as an asset on the balance sheet. To determine if a loan should be charged-off, all possible sources of repayment are analysed, including: (1) the potential for future cash flow, (2) the value of the Bank’s collateral, and (3) the strength of co-makers or guarantors. All principal and previously accrued interest is charged to the allowance for loan losses. All future payments received on the loan are credited to the allowance for loan losses as a recovery. These policies are applied consistently across our loan portfolio.

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

Troubled Debt Restructuring (TDR) occurs when the Bank agrees to modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Bank evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Bank concludes that the borrower is able to continue making such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may be eligible to be removed from TDR status in periods subsequent to the restructuring depending on the performance of the loan. As of June 30, 2019, and December 31, 2018, the Bank had approximately $1.5 million and $3.4 million of loans classified as TDR, respectively. At June 30, 2019 and December 31, 2018, TDR loans consisted of one and two loans, respectively. The one currently identified TDR loan in the amount of approximately $1.5 million is currently performing in accordance with its modified terms.

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

•

Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Bank’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Bank. There is a distinct possibility that the Bank will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due.

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

Other Real Estate Owned (“OREO”) - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, and recent sales of like properties, length of time the properties have been held and our ability and intention with regard to continued ownership of the properties. The Bank may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market values. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets and improvements are capitalized.

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

Premises and equipment – Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation and amortization computed principally on the straight-line basis over the estimated useful life of each asset, which ranges from 3 to 39 years. Leasehold improvements are amortized over the shorter of the related lease term or the estimated useful lives of the improvements. Construction in progress includes assets which will be reclassified and depreciated once placed into service.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of June 30, 2019, and December 31, 2018, there were no such liabilities recorded.

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

Earnings per share – Net income per common share has been determined under the provisions of FASB ASC 260, “Earnings Per Share” and has been computed based on the weighted average common shares outstanding during the quarter ended June 30, (8,250,210 for 2019 and 5,810,383 for 2018 as adjusted for a 5% stock dividend issued April 30, 2018). Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The only potential dilutive stock of the Bank as defined in FASB ASC 260 would be stock options granted to various directors, officers, and employees of the Bank. There were no such options outstanding at June 30, 2019 or December 31, 2018. Restricted stock is included in the computation of basic earnings per share as the holder is entitled to full benefits of a stockholder during the vesting period.

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

The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) fair value of financial instruments, (3) derivative financial instruments, (4) income taxes, and (5) other real estate owned. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. In connection with the determination of the allowances for losses on loans and valuation of other real estate owned management obtains independent appraisals for significant properties.

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

Revenue Recognition

During 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606),” and all amendments thereto (collectively, ASU 2014-09), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain/loss from the transfer of nonfinancial assets, such as other real estate owned (OREO). The Company adopted ASU 2014-09 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09. The adoption of ASU 2014-09 did not result in a change to the accounting for any of the in-scope revenue streams; therefore, no cumulative effect adjustment was recorded.

Most revenue associated with the Company’s financial instruments, including interest income and gains/losses on investment securities, derivatives and sales of financial instruments are outside the scope of ASU 2014-09. The Company’s services that fall within the scope of ASU 2014-09 are presented within noninterest income and are recognized as revenue. A description of the primary revenue streams accounted for under ASU 2014-09 follows:

Service Charges on Deposit Accounts. The Company earns fees from its deposit customers for overdraft and account maintenance services. Overdraft fees are recognized when the overdraft occurs. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the company satisfies the performance obligation.

Other Service Charges and Fees. The Company earns fees from its customers for transaction-based services. Such services include safe deposit box, ATM, stop payment, wire transfer, mortgage origination and interest rate swap fees. In each case, these service charges and fees are recognized in income at the time or within the same period that the Company’s performance obligation is satisfied.

Interchange Income. The Company earns interchange fees from debit and credit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services.

Impact of Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Based on FASB’s July 17, 2019 meeting, an exposure draft is expected that, once finalized, could change implementation dates for many companies.  The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a Committee to oversee the accounting impact of this ASU. In anticipation of the ASU, the Company is working with third party to compile data and develop an estimate using historical and qualitative data based on the requirements of ASU 2016-13.

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

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various TRG Meetings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.”  The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings.  The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

Note 2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	June 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$19,999	$—	$(4)	$19,995
Collateralized Mortgage Backed	15,215	33	(77)	15,171
Subordinated Debt	2,000	33	—	2,033
Municipal Securities	12,882	583	—	13,465
U.S. Governmental Agencies	9,626	—	(211)	9,415
Total	$59,722	$649	$(292)	$60,079

Investment securities held-to-maturity was comprised of the following:

	June 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$23,446	$703	$(33)	$24,116
Subordinated Debt	1,500	—	—	1,500
Total	$24,946	$703	$(33)	$25,616

Investment securities available-for-sale was comprised of the following:

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$29,996	$1	$—	$29,997
Collateralized Mortgage Backed	4,967	21	(95)	4,893
Subordinated Debt	2,000	15	—	2,015
Municipal Securities	8,869	—	(36)	8,833
U.S. Governmental Agencies	10,515	—	(274)	10,241
Total	$56,347	$37	$(405)	$55,979

Investment securities held-to-maturity was comprised of the following:

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$24,678	$315	$(260)	$24,733
Subordinated Debt	1,500	—	—	1,500
Total	$26,178	$315	$(260)	$26,233

The scheduled maturities of securities available-for-sale and held-to-maturity at June 30, 2019 were as follows:

	June 30, 2019
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$20,014	$20,010	$—	$—
Due from one to five years	—	—	518	532
Due from after five to ten years	3,019	3,062	9,054	9,354
Due after ten years	36,689	37,007	15,374	15,730
Total	$59,722	$60,079	$24,946	$25,616

Securities with a fair value of $266,948 and $258,046 at June 30, 2019 and December 31, 2018, respectively, were pledged to secure FHLB advances.

There were seven securities sold from the available-for-sale portfolio for the six months ended June 30, 2019 and 2018.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury Securities	$19,995	$(4)	$—	$—	$19,995	$(4)
Collateralized Mortgage Backed	—	—	8,844	(77)	8,844	(77)
U.S Governmental Agencies	—	—	9,221	(211)	9,221	(211)
Total	$19,995	$(4)	$18,065	$(288)	$38,060	$(292)
Held-to-maturity:
Municipal securities	—	—	2,830	(33)	2,830	(33)
Total	$—	$—	$2,830	$(33)	$2,830	$(33)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury Securities	4,999	—	—	—	4,999	—
Collateralized Mortgage Backed	1,706	(14)	2,659	(81)	4,365	(95)
Municipal Securities	3,683	(18)	1,588	(17)	5,271	(35)
U.S Government Agencies	6,520	(121)	3,586	(154)	10,106	(275)
Total	$16,908	$(153)	$7,833	$(252)	$24,741	$(405)
Held-to-maturity:
Municipal Securities	$1,025	$(5)	$8,899	$(255)	$9,924	$(260)
Total	$1,025	$(5)	$8,899	$(255)	$9,924	$(260)

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

At June 30, 2019, there was one U.S. Treasury security with a fair value of approximately $20.0 million considered temporarily impaired and in an unrealized loss position of less than 12 months. At June 30, 2019, there were eight collateralized mortgage backed securities with fair values totaling $8.8 million and nine U.S. government agencies with fair values totaling approximately $9.2 million that were in an unrealized loss position of more than 12 months. At June 30, 2019, there were six held-to-maturity municipal securities with a fair value of $2.8 million in an unrealized loss position The Bank does not consider any of the securities in the available for sale or held to maturity portfolio to be other-than-temporarily impaired at June 30, 2019 and December 31, 2018. There were seven securities sold during 2019; four were sold at a loss of $18,000 and three were sold at gain of $23,000 for a net gain of $5,000, and no securities were sold in 2018.

All municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at June 30, 2019 and December 31, 2018 was $95,250 and $109,420, respectively.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Residential Real Estate:
Single family	$146,847	$139,620
Multifamily	10,749	9,182
Farmland	810	825
Commercial Real Estate:
Owner-occupied	145,861	121,622
Non-owner occupied	280,001	256,139
Construction and Land Development	203,873	183,551
Commercial – Non Real-Estate:
Commercial & industrial	117,905	114,221
Consumer – Non Real Estate:
Unsecured	1,638	1,402
Secured	86,783	100,875
Total Gross Loans	994,467	927,437
Less: unearned fees	(1,666)	(1,400)
Less: unamortized discount on consumer secured loans	(42)	(81)
Less: allowance for loan losses	(9,185)	(8,831)
Net Loans	$983,574	$917,125

The secured consumer loans above include $360,713 and $452,190 of overdrafts reclassified as loans for the quarters ended June 30, 2019 and December 31, 2018, respectively.

The Bank held no loans for sale at June 30, 2019 and December 31, 2018.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2019 and 2018.

Allowance for Credit Losses By Portfolio Segment

For the Three and Six Months ended June 30, 2019

	Real Estate
For the three months ended June 30, 2019	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,101	$4,438	$1,535	$861	$1,254	$9,189
Charge-offs	—	(733)	—	(22)	—	(755)
Recoveries	—	—	—	1	—	1
Provision	119	321	154	67	89	750
Ending Balance	$1,220	$4,026	$1,689	$907	$1,343	$9,185
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,220	$4,026	$1,689	$907	$1,343	$9,185

For the six months ended June 30, 2019
Beginning Balance	$1,019	$4,299	$1,469	$826	$1,218	$8,831
Charge-offs	—	(733)	—	(22)	—	(755)
Recoveries	30	—	—	4	—	34
Provision	171	460	220	99	125	1,075
Ending Balance	$1,220	$4,026	$1,689	$907	$1,343	$9,185
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,220	$4,026	$1,689	$907	$1,343	$9,185

Allowance for Credit Losses By Portfolio Segment

For the Three and Six Months ended June 30, 2018

	Real Estate
For the three months ended June 30, 2018	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$845	$2,594	$985	$824	$1,086	$6,334
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	2	2
Provision	48	1,189	61	12	85	1,395
Ending Balance	$893	$3,783	$1,046	$836	$1,173	$7,731
Ending Balance:
Individually evaluated for Impairment	—	$706	—	—	—	$706
Collectively evaluated for Impairment	$893	$3,077	$1,046	$836	$1,173	$7,025

For the six monts ended June 30, 2018
Beginning Balance	$789	$2,339	$833	$742	$1,002	$5,705
Charge-offs	—	—	—	(10)	—	(10)
Recoveries	—	2	—	2	2	6
Provision	104	1,442	213	102	169	2,030
Ending Balance	$893	$3,783	$1,046	$836	$1,173	$7,731
Ending Balance:
Individually evaluated for Impairment	—	$706	—	—	—	$706
Collectively evaluated for Impairment	$893	$3,077	$1,046	$836	$1,173	$7,025

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

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of June 30, 2019 and December 31, 2018:

June 30, 2019
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$158,406	$1,494	$156,912
Commercial Real Estate	425,862	—	425,862
Construction and Land Development	203,873	—	203,873
Commercial & Industrial	117,905	—	117,905
Consumer	88,421	—	88,421
Total	$994,467	$1,494	$992,973

December 31, 2018
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$149,627	$1,510	$148,117
Commercial Real Estate	377,761	1,939	375,822
Construction and Land Development	183,551	—	183,551
Commercial & Industrial	114,221	—	114,221
Consumer	102,277	—	102,277
Total	$927,437	$3,449	$923,988

The following table summarizes information in regard to impaired loans by loan portfolio class as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$1,494	$1,494	$—	$1,510	$1,510	$—
	1,494	1,494	—	1,510	1,510	—
With an allowance recorded
Commercial Real Estate:
Owner occupied	—	—	—	1,939	1,939	733
	—	—	—	1,939	1,939	733
Total	$1,494	$1,494	$—	$3,449	$3,449	$733

The following table presents additional information regarding the impaired loans for the Three and Six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$1,498	$15	$1,530	$16
	1,498	15	1,530	16
With an allowance recorded
Commercial Real Estate:
Owner occupied	—	—	1,939	—
	—	—	1,939	—
Total	$1,498	$15	$3,469	$16

	Six Month Ended June 30,
	2019		2018
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$1,502	$30	$1,534	$31
	1,502	30	1,534	31
With an allowance recorded
Commercial Real Estate:
Owner occupied	—	—	1,939	—
	—	—	1,939	—
Total	$1,502	$30	$3,473	$31

If interest on nonaccrual loans had been accrued, such income would have been $46,239 and $71,071 for the six months ended June 30, 2019 and 2018

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commercial Real Estate:
Owner occupied	$—	$1,939
Total	$—	$1,939

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

The following tables summarize the aggregate Pass and criticized categories of Watch, Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$146,297	$—	$—	$550	$—	$146,847
Multifamily	10,749	—	—	—	—	10,749
Farmland	810	—	—	—	—	810
Commercial Real Estate:
Owner occupied	144,084	—	—	1,777	—	145,861
Non-owner occupied	280,001	—	—	—	—	280,001
Construction & Land Development	203,873	—	—	—	—	203,873
Commercial – Non Real Estate:
Commercial & industrial	112,549	2,531	—	2,825	—	117,905
Consumer – Non Real Estate:
Unsecured	1,638	—	—	—	—	1,638
Secured	86,783	—	—	—	—	86,783
Total	$986,784	$2,531	—	$5,152	—	$994,467

	December 31, 2018
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$138,483	$755	$—	$382	$—	$139,620
Multifamily	9,182	—	—	—	—	9,182
Farmland	825	—	—	—	—	825
Commercial Real Estate:
Owner occupied	117,906	1,777	—	—	1,939	121,622
Non-owner occupied	256,139	—	—	—	—	256,139
Construction & Land Development	183,551	—	—	—	—	183,551
Commercial – Non Real Estate:
Commercial & industrial	110,631	1,333	$2,257	—	—	114,221
Consumer – Non Real Estate:
Unsecured	1,402	—	—	—	—	1,402
Secured	100,875	—	—	—	—	100,875
Total	$918,994	$3,865	$2,257	$382	$1,939	$927,437

The following tables present the segments of the loan portfolio summarized by aging categories as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$146,847	$146,847	$—
Multifamily	—	—	—	—	10,749	10,749	—
Farmland	—	—	—	—	810	810	—
Commercial Real Estate:
Owner occupied	—	—	—	—	145,861	145,861	—
Non-owner occupied	—	—	—	—	280,001	280,001	—
Construction & Land Development	—	—	—	—	203,873	203,873	—
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	—	117,905	117,905	—
Consumer – Non Real Estate:
Unsecured	7	—	34	41	1,597	1,638	—
Secured	217	39	1	257	86,526	86,783	—
Total	$224	$39	$35	$298	$994,169	$994,467	$—

	December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$139,620	$139,620	$—
Multifamily	—	—	—	—	9,182	9,182	—
Farmland	—	—	—	—	825	825	—
Commercial Real Estate:
Owner occupied	—	—	—	—	119,683	121,622	1,939
Non-owner occupied	—	—	—	—	256,139	256,139	—
Construction & Land Development	—	—	—	—	183,551	183,551	—
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	—	114,221	114,221	—
Consumer – Non Real Estate:
Unsecured	50	9	11	70	1,332	1,402	—
Secured	57	5	—	62	100,813	100,875	—
Total	$107	$14	$11	$132	$925,366	$927,437	$1,939

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

As of June 30, 2019, and December 31, 2018, the Company had TDRs totalling $1.5 million and $3.4 million, respectively. At June 30, 2019 the Company had one TDR which was performing in compliance with the restructured terms and on accrual status. During the six months ended June 30, 2019, the Company foreclosed on the collateral of one loan that was previously identified as a TDR. No other additional modifications occurred to TDR loans during the six months ended June 30, 2019. No additional loan commitments were outstanding to these borrowers at June 30, 2019 and December 31, 2018. At June 30, 2019 there was no specific reserve related to TDR loans. As December 31, 2018, there was a specific reserve of $732,892 related to one TDR.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at June 30, 2019:

	June 30, 2019
(Dollars in thousands)	Number Of Loans	Accrual Status	Non- Accrual Status	Total TDRs
Residential Real Estate	1	$1,494	$—	$1,494
Total	1	$1,494	$—	$1,494

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2018:

	December 31, 2018
(Dollars in thousands)	Number Of Loans	Accrual Status	Non- Accrual Status	Total TDRs
Residential Real Estate	1	$1,510	$—	$1,510
Commercial Real Estate	1	—	1,939	1,939
Total	2	$1,510	$1,939	$3,449

Note 4. Derivatives and Risk Management Activities

The Bank uses derivative financial instruments (or “derivatives”) primarily to assist customers with their risk management objectives. The Bank classifies these items as free standing derivatives consisting of customer accommodation interest rate loan swaps (or “interest rate loan swaps”). The Bank enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Bank receives a floating rate. These back-to-back interest rate loan swaps qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” in the consolidated financial statements. Changes in fair value are recorded in other noninterest expense and net to zero because of the identical amounts and terms of the interest rate loan swaps.

The following tables summarize key elements of the Banks’s derivative instruments as of June 30, 2019 and December 31, 2018.

June 30, 2019
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	51,194	7	3,864	—	4,216
Matched interest rate swap with counterparty	51,194	7	—	3,864	4,216

December 31, 2018
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	36,607	5	1,192	—	1,290
Matched interest rate swap with counterparty	36,607	5	—	1,192	1,290

The Company is able to recognize fee income upon execution of the interest rate swap contract and completed its first contract in the fourth quarter of 2018. Interest rate swap fee income for the three and six months ended June 30, 2019 was $181,000 and $471,000, respectively. There was no interest rate swap fee income for the same periods in 2018.

Note 5. Fair Value Presentation

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosure”, the Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Level 1 –Valuation is based on quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 –Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 –Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of June 30, 2019, and December 31, 2018, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 4: Derivative Financial Instruments”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$19,995	$—	$19,995
Collateralized Mortgage Backed	—	15,171	—	15,171
Subordinated Debt	—	2,033	—	2,033
Municipal Securities	—	13,465	—	13,465
U.S. Government Agencies	—	9,415	—	9,415
Derivative asset – interest rate swap on loans	—	3,864	—	3,864
Total	$—	$63,943	$—	$63,943
Liabilities:
Derivative liability – interest rate swap on loans	—	3,864	—	3,864
Total	$—	$3,864	$—	$3,864

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$29,998	$—	$29,998
Collateralized Mortgage Backed	—	4,893	—	4,893
Subordinated Debt	—	2,015	—	2,015
Municipal Securities	—	8,833	—	8,833
U.S. Government Agencies	—	10,241	—	10,241
Derivative asset – interest rate swap on loans	—	1,192	—	1,192
Total	$—	$57,172	$—	$57,172
Liabilities:
Derivative liability – interest rate swap on loans	—	1,192	—	1,192
Total	$—	$1,192	$—	$1,192

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

The following table summarizes the value of the Bank’s assets as of June 30, 2019 and December 31, 2018 that were measured at fair value on a nonrecurring basis during the period:

June 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$1,207	$1,207
Total	$—	$—	$1,207	$1,207

December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Impaired Loans
Commercial Real Estate	$—	$—	$1,207	$1,207
Total	$—	$—	$1,207	$1,207

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

June 30, 2019	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$44,976	$44,976	$44,976	$—	$—
Restricted equity securities	5,307	5,307	—	5,307	—
Securities:
Available for sale	60,079	60,079	—	60,079	—
Held to maturity	24,946	25,616	—	25,616	—
Loans, net	983,574	1,000,366	—	—	1,000,366
Derivative asset – interest rate swap on loans	3,864	3,864	—	3,864	—
Bank owned life insurance	14,275	14,275	—	14,275	—
Accrued interest receivable	5,681	5,681	—	5,681	—
Liabilities:
Deposits	$1,011,131	$1,027,496	$—	$456,158	$571,338
Advances from the FHLB	20,000	19,999	—	19,999	—
Derivative liability – interest rate swaps on loans	3,864	3,864	—	3,864	—
Accrued interest payable	1,426	1,426	—	1,426	—

December 31, 2018	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$58,076	$58,076	$58,076	$—	$—
Restricted equity securities	5,894	5,894	—	5,894	—
Securities:
Available for sale	55,979	55,979	—	55,979	—
Held to maturity	26,178	26,323	—	26,323	—
Loans, net	917,125	897,765	—	—	897,765
Derivative asset – interest rate swap on loans	1,192	1,192	—	1,192	—
Bank owned life insurance	14,064	14,064	—	14,064	—
Accrued interest receivable	4,333	4,333	—	4,333	—
Liabilities:
Deposits	$920,137	$920,917	$—	$463,552	$457,365
Advances from the FHLB	40,000	39,848	—	39,848	—
Derivative liability – interest rate swaps on loans	1,192	1,192	—	1,192	—
Accrued interest payable	1,103	1,103	—	1,103	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at June 30, 2019 from December 31, 2018.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$3,431	$1,503	$6,678	$3,189
Weighted average number of shares issued, basic and diluted (1)	8,250,210	5,810,383	8,246,562	5,801,541
Net income per share:
Basic and diluted income per share	$0.42	$0.26	$0.81	$0.55

(1)	All share and per share amounts for 2018 reflect the effect of the 5% stock dividend on April 30, 2018.

Note 7. Accumulated Other Comprehensive Gain(Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive gain(loss) net of deferred taxes, as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Unrealized gain(loss) on securities	$363	$(358)
Unrealized loss on securities transferred to HTM	(95)	(109)
Tax effect	(54)	100
Total accumulated other comprehensive gain(loss)	$214	$(367)

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

Cash paid for amounts included in the measurement of lease liabilities during the six months ended June 30, 2019 was $144,000. The Company adopted ASC 842 effective January 1, 2019. Prior to January 1, 2019, the Company measured lease expense in accordance with FASB Accounting Standards Codification Topic 840. During six months ended June 30, 2018, the Company recognized lease expense of $160,000

The table below excludes payments of $3.8 million related to one lease agreement that has been executed where the Company has not obtained control of the real estate property under lease as of June 30, 2019 and has therefore not recognized a lease liability or right-of-use asset.

As of June 30,
(Dollars in thousands)	2019
Lease liabilities	$2,599
Right-of-use assets	$2,583
Weighted-average remaining lease term – operating leases (in months).	130.5
Weighted-average discount rate – operating leases	3.60%

Six Months Ended June 30,
(Dollars in thousands)	2019
Lease Cost
Operating lease cost	$160
Total lease costs	$160
Cash paid for amounts included in measurement of lease liabilities	$144

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

As of June 30, 2019, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of June 30, 2019 is as follows:

(Dollars in thousands)
2019	$203
2020	294
2021	299
2022	307
2023	315
Thereafter	1,830
Total undiscounted cash flows	$3,248
Discount	(649)
Lease liabilities	$2,599

Minimum annual rental commitments under the lease obligations are as follows as of December 31, 2018:

(Dollars in thousands)
2019	$202
2020	199
2021	184
2022	100
Thereafter	572
$1,257

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Registration Statement on Form 10, as amended, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2018, previously filed with the Securities and Exchange Commission (“SEC”) on February 15, 2019, and amended on March 22, 2019. Results for the three month period ended and six month period ended June 30, 2019 are not necessarily indicative of results for the year ending December 31, 2019 or any future period.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Important factors that could cause actual results to differ materially from those in the forward–looking statements included herein include, but are not limited to:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	competition among depository and other financial institutions, particularly intensified competition for deposits;
•	inflation and an interest rate environment that may reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices;
•	changes in our organization, compensation and benefit plans;
•	our ability to attract and retain key employees;
•	changes in our financial condition or results of operations that reduce capital;
•	changes in the financial condition or future prospects of issuers of securities that we own;
•

the concentration of our business in the Northern Virginia as well as the greater Washington, DC metropolitan area and the effect of changes in the economic, political and environmental conditions on this market;

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

Overview

The Company is a community-based commercial bank holding company. The Bank is focused on serving the borrowing, cash management and depository needs of small to medium-sized businesses, professional practices, consumers and retail customers. We emphasize providing responsive and personalized services to our clients. Due to the consolidation of financial institutions in our primary market area, we believe there is a significant opportunity for a locally-focused bank to provide a full range of financial services. By offering highly professional, personalized banking products and service delivery methods and employing advanced banking technologies, we distinguish ourselves from larger, regional banks operating in our market area and are able to compete effectively with other community banks.

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

Both the Company and the Bank are incorporated in and chartered by the Commonwealth of Virginia and members of the Federal Reserve System. The Bank’s deposits are insured by the FDIC. The Bank opened for business on May 26, 2004 and is headquartered in Fairfax, Virginia. We currently operate six Bank branches in Herndon, Fairfax, Fairfax City, McLean, Clarendon, and Leesburg, Virginia. A seventh branch located at 1130 Connecticut Avenue, Washington D.C. is schedule to open in the 4th quarter of 2019.

The Company’s executive offices are located at 10089 Fairfax Boulevard, Fairfax, Virginia. Our telephone number is (703) 481-4567, and our internet address is www.mstreetbank.com . The information contained on our website shall not be considered part of this Memorandum and the Investor Presentation, and the reference to our website does not constitute incorporation by reference of the information contained on the website.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2019 have remained unchanged from the disclosures presented in our Annual Report on Form 10 Registration, for the year ended December 31, 2018, other than the items discussed in our Recently Adopted Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended June 30, 2019 and 2018

General

Net income increased $1.9 million to $3.4 million for the three months ended June 30, 2019 from $1.5 million for the three months ended June 30, 2018. The increase in net income for the three months ended June 30, 2019 was primarily due to an increase in interest income from the Bank’s loan portfolio, an increase in non-interest income of $758,000, of which $181,000 was provided by loan swap fees and $263,000 provided by gains realized on the sale of the guaranteed portion of Small Business Administration (“SBA”) loans, and a decrease of $645,000 in provision for loan losses compared to the same period in 2018.

Interest Income

Total interest income increased $4.7 million, or 46.2%, to $14.9 million for the three months ended June 30, 2019, from $10.2 million for the three months ended June 30, 2018. The increase was primarily the result of an increase in interest and fees on loans of $4.2 million, an increase in interest on investment securities of $208,000 and an increase in interest on federal funds sold and interest-earning deposits of $260,000. Total average interest-earning assets increased $276.5 million, to $1.1 billion for the three months ended June 30, 2019, from $848.5 million for the same period in 2018, primarily as a result of an increase in the average balance of loans of $217.8 million, a $18.4 million increase in the average balance of investment securities and an increase in the average balance of federal funds sold and interest-earning deposits with banks of $40.4 million. The average yield on our interest-earning assets increased 50 basis points to 5.29% for the three months ended June 30, 2019 as compared to 4.79% for the three months ended June 30, 2018 primarily as a result of a higher average yield on the loan portfolio.

Interest and fees on loans increased $4.2 million, to $13.9 million for the three months ended June 30, 2019, from $9.6 million for the same period in 2018. This increase was primarily due to an increase in loans outstanding of $170.1 million, which increased to $994.5 million as of June 30, 2019 from $824.4 million as of June 30, 2018. In addition to the growth in the loan portfolio the Federal Reserve raised the federal interest rate by 25 basis points four times throughout 2018, which increased yields on the Bank’s asset sensitive balance sheet. The average yield on loans increased 60 basis points, or 11.8% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018

Interest income on federal funds sold and interest-earning deposits increased by $260,000, to $375,000 for the three months ended June 30, 2019, from $115,000 for the three months ended June 30, 2018. The increase was primarily due to an increase in the average yield and average balance on these deposits. The average yield increased 65 basis points, to 2.04% for the three months ended June 30, 2019. from 1.39% for the three months ended June 30, 2018. The average balance of interest-earning deposits and federal funds sold increased $40.4 million to $73.5 million for the three months ended June 30, 2019 from $33.1 million for the three months ended June 30, 2018.

Interest on investment securities increased by $208,000 to $615,000 for the three months ended June 30, 2019 from $407,000 for the three months ended June 30, 2018, respectively. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $110,000 or 42.0% to $372,000 for the three months ended June 30, 2019, from $262,000 for the three months ended June 30, 2018. Mortgage backed securities increased by $88,000 or 366.7%, to $112,000 for the three months ended June 30, 2019, from $24,000 for the three months ended June 30, 2018. The average yield on total securities increased 39 basis points, to 3.36% for the three months ended June 30, 2019, from 2.97% for the same period in 2018, as increased market rates resulted in higher yielding investments. The average balance of investment securities increased by $18.4 million, to $73.2 million for the three months ended June 30, 2019, from $54.8 million for the three months ended June 30, 2018

Interest Expense

Total interest expense increased $2.3 million, to $5.0 million for the three months ended June 30, 2019, from $2.7 million for the three months ended June 30, 2018, primarily due to a $2.1 million increase in interest expense on time deposits and a $174,000 increase in interest expense money market deposits.

Interest expense on deposits increased $2.4 million, to $4.6 million for the three months ended June 30, 2019, from $2.2 million for the three months ended June 30, 2018, primarily as a result of an increase in average interest bearing deposits of $215.6 million to $791.7 million during the three months ended June 30, 2019 as compared to $576.1 million for the three months ended June 30, 2018. The increase in the average balance of interest-bearing deposits was primarily a result of a $203.8 million increase in the average balance of our time deposit accounts and a $12.6 million increase in the average balance of our savings and NOW deposits. The increase in the average balance of our time deposits was primarily a result of retail growth and brokered deposits obtained through a deposit placement network on a reciprocal basis, such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance. The average cost of deposits was 231 basis points for the three months ended June 30, 2019, compared to 154 basis points for the three months ended June 30, 2018. The average rate paid on money market deposits increased 57 basis points to 1.91% for the three months ended June 30, 2019 from 1.34% for the three months ended June 30, 2018. The increase in the average balance of our certificates of deposits of $203.8 million, from $344.9 million for the three months ended June 30, 2018 to $548.7 million for the three months ended June 30, 2019, was primarily the result of the Company’s retail growth strategies. The average cost of certificates of deposit increased by 89 basis points to 2.65% for the three months ended June 30, 2019 as compared to 1.76% for the three months ended June 30, 2018. The increase in the average cost of certificates of deposit for the three months ended June 30, 2019 was the result of increases in short term market interest rates and additional higher interest brokered deposits as compared to the three months ended June 30, 2018.

Interest expense on advances from the Federal Home Loan Bank decreased $43,000 to $162,000 for the three months ended June 30, 2019, from $205,000 for the three months ended June 30, 2018, as a result of an decrease in the average balance on the Federal Home Loan Bank advances which decreased to $24.0 million for the three months ended June 30, 2019 from $47.1 million for the three months ended June 30, 2018. Offsetting this decrease was a increase in the average rate of the Federal Home Loan Bank advances which increased 96 basis points for the three months ended June 30, 2019 compared to the same period in the prior year. The average balance of the Federal Home Loan Bank advances decreased $23.2 million for the three months ended June 30, 2019, primarily due to the repayment of advances.

Net Interest Income

Net interest income increased approximately $2.4 million or 31.7%, to $9.9 million for the three months ended June 30, 2019, from $7.5 million for the three months ended June 30, 2018 as a result of our net interest-earning assets increasing $84.9 million to $294.6 million for the three months ended June 30, 2019 from $209.6 million for the three months ended June 30, 2018. Our interest rate spread decreased by 23 basis points to 2.89% for the three months ended June 30, 2019 from 3.12% for the three months ended June 30, 2018. Our net interest margin decreased by 3 basis points from 3.54% for the three months ended June 30, 2018 to 3.51% for the three months ended June 30, 2019.

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

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$978,282	$13,877	5.67%	$760,531	$9,649	5.07%
Investment securities	73,218	615	3.36%	54,803	407	2.97%
Federal funds and interest-bearing deposits	73,494	375	2.04%	33,136	115	1.39%
Total interest-earning assets	1,124,994	$14,867	5.29%	848,470	$10,171	4.79%
Non-interest-earning assets	40,842			35,756
Total assets	$1,165,836			$884,226
Interest-bearing liabilities:
Interest-bearing demand deposits	$57,299	$283	1.98%	$58,220	$222	1.53%
Money market deposits	123,110	587	1.91%	122,938	414	1.35%
Savings and NOW deposits	62,613	74	0.47%	50,024	63	0.50%
Time deposits	548,669	3,635	2.65%	344,900	1,513	1.75%
Total interest-bearing deposits	791,691	4,579	2.31%	576,082	2,212	1.54%
Federal funds purchased	—	—	—	850	5	2.35%
Federal Home Loan Bank advances	23,956	162	2.70%	47,135	205	1.74%
Subordinated debt	14,788	241	6.52%	14,759	241	6.53%
Total interest-bearing liabilities	830,435	$4,982	2.40%	638,826	$2,663	1.67%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	208,405			173,941
Total liabilities	1,038,840			812,767
Stockholders’ Equity	126,996			71,459
Total liabilities and stockholders’ equity	$1,165,836			$884,226
Net interest income		$9,885			$7,508
Interest rate spread (2)			2.89%			3.12%
Net interest-earning assets (3)	$294,559			$209,644
Net interest margin (4)			3.51%			3.54%
Average interest-earning assets to average interest-bearing liabilities	135.47%			132.82%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.

(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	Three Months Ended
	June 30, 2019 and 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,991	$1,237	$4,228
Investment securities	150	58	208
Federal funds and interest-bearing deposits	188	72	260
Total interest-earning assets	3,329	1,367	4,696
Interest-bearing liabilities:
Interest-bearing demand deposits	(24)	85	61
Money market deposit accounts	1	172	173
Savings and NOW accounts	34	(23)	11
Time deposits	1,134	988	2,122
Total deposits	1,145	1,222	2,367
Federal funds purchased	(3)	(2)	(5)
Federal Home Loan Bank advances	(446)	403	(43)
Subordinated debt	—	—	—
Total interest-bearing liabilities	696	1,623	2,319
Change in net interest income	$2,633	$(256)	2,377

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

Provision for loan losses decreased by $645,000 to $750,000 for the three months ended June 30, 2019 from $1.4 million for the three months ended June 30, 2018 primarily as a result of reduction in loan originations which totalled approximately $201.8 million for the three months ended June 30, 2018 compared to loan originations of $81.7 million for the three months ended June 30, 2019. Non-performing loans decreased $2.0, or 98% from $2.0 million at June 30, 2018 to $34,000 as of June 30, 2019, as a result of the Company foreclosing on its only non-performing loan. The foreclosed loan had a specific reserve of $733,000 that was charged to the allowance for loans losses upon foreclosure. During the three months ended June 30, 2019, substandard loans increased $255,000 for a balance of $5.2 million; however, much of the balance is isolated to two relationships. Management believes there is no risk of loss on either relationship and the grading is only cautionary due to temporary conditions. Neither of these borrowing relationships met the definition of impaired at June 30, 2019. During the three months ended June 30, 2019, there were $755,000 in charge-offs and recoveries of $1,000 were received. During the three months ended June 30, 2018, no charge-offs were recorded and recoveries received totalled $1,000.

Non-Interest Income

Non-interest income increased $758,000, or 130.0%, to $1.3 million for the three months ended June 30, 2019, from $583,000 for the three months ended June 30, 2018. The increase in non-interest income was primarily due to an increase in loan fees from loan interest rate swaps of $181,000 and $263,000 in gains realized on sale of the guaranteed portion of SBA loans for the three months ended June 30, 2019. The Bank has focused on expanding these areas and expects similar opportunities throughout 2019. In addition, deposit account service fees increased $187,000 to $446,000 for the three months ended June 30, 2019, from $259,000 for the three months ended June 30, 2018 primarily as a result of an increased customer deposit portfolio. The increase in non-interest income was partially offset by a decrease of $3,000 in bank owned life insurance income for the three months ended June 30, 2019, compared to the three months ended June 30, 2018

Non-Interest Expense

Non-interest expense increased $1.3 million, or 26.9%, to $6.2 million for the three months ended June 30, 2019, from $4.9 million for the three months ended June 30, 2018, primarily as a result of increases in salary and employee benefits of $1.0 million and other operating expenses of $238,000. Salaries and employee benefits expense increased by $1.0 million to $3.8 million for the three months ended June 30, 2019 from $2.8 million for the three months ended June 30, 2018 primarily as a result of adding seventeen employees and the increases in additional health insurance premium expense for these additional employees. Other operating expenses increased $238,000, or 26.1%, to $1.2 million for the three months ended June 30, 2019, from $912,000 for the three months ended June 30, 2018, due to increases in professional and consulting fees and fees related to investments in technology infrastructure. Franchise tax increased approximately $136,000 to $307,000 for the three months ended June 30, 2019, from $171,000 for the three months ended June 30, 2018 as a result of the increase in the Company’s capital as of June 30, 2019 compared to the balance sheet as of June 30, 2018

Income Tax Expense

Income tax expense increased $545,000, or 168.2%, to $869,000 for the three months ended June 30, 2019, from $324,000 for the three months ended June 30, 2018. The increase in federal income tax expense for the three months ended June 30, 2019 compared to the same period a year ago was driven by the increase in income before income taxes of $2.5 million, or 135.3% as of June 30, 2019, compared to $1.8 million for the same period in the prior year. As a result of recent tax regulation, the Company has included assessments in income tax expense for potential state tax liabilities during 2019. For the three months ended June 30, 2019, the Bank had an effective federal tax rate of 20.2%, compared to effective federal tax rate of 17.7% for the three months ended June 30, 2018.

Comparison of Statements of Income for the Six Months Ended June 30, 2019 and 2018

General

Net income increased $3.5 million, to $6.7 million for the six months ended June 30, 2019, from $3.2 million for the six months ended June 30, 2018. The increase in net income for the six months ended June 30, 2019 was primarily due to an increase in interest income from the Bank’s loan portfolio, an increase in non-interest income of $1.2 million, of which $471,000 was provided by loan swap fees, and $263,000 provided by gains realized on the sale of the guaranteed portion of Small Business Administration (“SBA”) loans, and a decrease of $955,000 in provision for loan losses compared to the same period in 2018.

Interest Income

Total interest income increased $9.8 million, or 51.5%, to $28.7 million for the six months ended June 30, 2019, from $18.9 million for the six months ended June 30, 2018. The increase was primarily the result of an increase in interest and fees on loans of $8.8 million, an increase in interest on investment securities of $423,000 and an increase on interest on federal funds sold and interest-earning deposits of $505,000. Total average interest-earning assets increased $291.7 million, to $1.1 billion for the six months ended June 30, 2019, from $805.9 million for the same period in 2018 primarily as a result of an increase in the average balance of loans of $236.4 million, a $15.4 million increase in the average balance of investment securities and an increase in the average balance of federal funds sold and interest-earning deposits with banks of $39.9 million. The average yield on our interest-earning assets increased 53 basis points to 5.23% for the six months ended June 30, 2019 as compared to 4.70% for the six months ended June 30, 2018 primarily as a result of a higher average yield on the loan portfolio.

Interest and fees on loans increased $8.8 million to $26.8 million for the six months ended June 30, 2019 from $18.0 million for the same period in 2018. This increase was primarily due to an increase in loans outstanding of $170.1 million, which increased to $994.5 million as of June 30, 2019 from $824.4 million as of June 30, 2018. In addition to the growth in the loan portfolio the Federal Reserve raised the federal interest rate by 25 basis points four times throughout 2018, which increased yields on the Bank’s asset sensitive balance sheet. The average yield on loans increased 62 basis points, or 12.4% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Interest income on federal funds sold and interest-earning deposits increased by $505,000 to $720,000 for the six months ended June 30, 2019, from $215,000 for the six months ended June 30, 2018. The increase was primarily due to an increase average yield and average balance on these deposits. The average yield increased 61 basis points, to 2.08% for the six months ended June 30, 2019 from 1.47% for the six months ended June 30, 2018. The average balance of interest-earning deposits and federal funds sold increased $39.9 million to $69.2 million for the six months ended June 30, 2019 from $29.3 million for the six months ended June 30, 2018.

Interest on investment securities increased by $423,000 to $1.2 million for the six months ended June 30, 2019 from $748,000 for the six months ended June 30, 2018. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $260,000, or 55.4%, to $729,000 for the six months ended June 30, 2019, from $469,000 for the six months ended June 30, 2018. Mortgage backed securities increased by $121,000, or 216.1%, to $177,000 for the six months ended June 30, 2019, from $56,000 for the six months ended June 30, 2018. The average yield on securities increased 60 basis points to 3.30% for the six months ended June 30, 2019 from 2.70% for the same period in 2018, as increased market rates resulted in higher yielding investments. The average balance of investment securities increased by $15.4 million to $70.9 million for the six months ended June 30, 2019, from $55.5 million for the six months ended June 30, 2018.

Interest Expense

Total interest expense increased $4.8 million to $8.6 million for the six months ended June 30, 2019 from $4.6 million for the six months ended June 30, 2018, primarily due to a $4.0 million increase in interest expense on time deposits and a $672,000 increase in interest expense money market deposits.

Interest expense on deposits increased $4.8 million, to $8.6 million for the six months ended June 30, 2019 from $3.8 million for the six months ended June 30, 2018 primarily as a result of an increase in average interest bearing deposits of $219.9 million to $759.5 million during the six months ended June 30, 2019 as compared to $539.6 million for the six months ended June 30, 2018. The increase in the average balance of interest-bearing deposits was primarily as a result of a $182.1 million increase in the average balance of our time deposit accounts and a $23.7 million increase in the average balance of our money market deposits. The increase in the average balance of our time deposits was primarily a result of retail growth and brokered deposits obtained through a deposit placement network on a reciprocal basis, such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance. The average cost of deposits was 226 basis points for the six months ended June 30, 2019 compared to 140 basis points for the six months ended June 30, 2018. The average rate paid on money market deposits increased 78 basis points to 2.02% for the six months ended June 30, 2019 from 1.24% for the six months ended June 30, 2018. The increase in the average balance of our certificates of deposits of $182.1 million from $326.3 million for the six months ended June 30, 2018 to $508.4 million for the six months ended June 30, 2019 was primarily the result of the Company’s retail growth strategies. The average cost of certificates of deposit increased by 98 basis points to 2.58% for the six months ended June 30, 2019 as compared to 1.60% for the six months ended June 30, 2018. The increase in the average cost of certificates of deposit for the six months ended June 30, 2019 was the result of increases in short term market interest rates and additional higher interest brokered deposits as compared to the six months ended June 30, 2018.

Interest expense on advances from the Federal Home Loan Bank increased $3,000 to $380,000 for the six months ended June 30, 2019, from $377,000 for the six months ended June 30, 2018, as a result of an increase in the average rate on the Federal Home Loan Bank advances which increased to 2.62% for the six months ended June 30, 2019 from 1.65% for the six months ended June 30, 2018. Offsetting this increase was a decrease in the average balance of the Federal Home Loan Bank advances. The average balance of the Federal Home Loan Bank advances decreased $16.6 million to $29.0 million for the six months ended June 30, 2019 from $45.6 million for the six months ended June 30, 2018 primarily due to the repayment of advances.

Net Interest Income

Net interest income increased approximately $5.0 million, or 34.7%, to $19.2 million for the six months ended June 30, 2019 from $14.3 million for the six months ended June 30, 2018 as a result of our net interest-earning assets increasing $89.2 million to $294.3 million for the six months ended June 30, 2019 from $205.1 million for the six months ended June 30, 2018. Our interest rate spread decreased by 27 basis points to 2.88% for the six months ended June 30, 2019 from 3.15% for the six months ended June 30, 2018. Our net interest margin decreased by 4 basis points from 3.54% for the six months ended June 30, 2018 to 3.50% for the six months ended June 30, 2019.

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

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$957,457	$26,793	5.60%	$721,101	$17,965	4.98%
Investment securities	70,897	1,171	3.30%	55,453	748	2.70%
Federal funds and interest-bearing deposits	69,242	720	2.08%	29,338	215	1.47%
Total interest-earning assets	1,097,596	$28,684	5.23%	805,892	$18,928	4.70%
Non-interest-earning assets	38,827			35,765
Total assets	$1,136,423			$841,657
Interest-bearing liabilities:
Interest-bearing demand deposits	$57,013	$528	1.85%	$54,728	$386	1.41%
Money market deposits	133,410	1,350	2.02%	109,671	678	1.24%
Savings and NOW deposits	60,626	147	0.48%	48,922	109	0.45%
Time deposits	508,421	6,566	2.58%	326,276	2,604	1.60%
Total interest-bearing deposits	759,470	8,591	2.26%	539,597	3,777	1.40%
Federal funds purchased	69	1	2.89%	885	12	2.71%
Federal Home Loan Bank advances	29,006	380	2.62%	45,589	377	1.65%
Subordinated debt	14,784	479	6.48%	14,755	479	6.49%
Total interest-bearing liabilities	803,329	$9,451	2.35%	600,826	$4,645	1.55%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	207,925			170,177
Total liabilities	1,011,254			771,003
Stockholders’ Equity	125,169			70,654
Total liabilities and Stockholders’ equity	$1,136,423			$841,657
Net interest income		$19,233			$14,283
Interest rate spread (2)			2.88%			3.15%
Net interest-earning assets (3)	$294,267			$205,066
Net interest margin (4)			3.50%			3.54%
Average interest-earning assets to average interest-bearing liabilities	136.63%			134.13%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	Six Months Ended
	June 30, 2019 and 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$6,527	$2,301	$8,828
Investment securities	239	184	423
Federal funds and interest-bearing deposits	389	116	505
Total interest-earning assets	7,155	2,601	9,756
Interest-bearing liabilities:
Interest-bearing demand deposits	17	125	142
Money market deposit accounts	172	500	672
Savings and NOW accounts	30	8	38
Time deposits	1,906	2,056	3,962
Total deposits	2,125	2,689	4,814
Federal funds purchased	(12)	1	(11)
Federal Home Loan Bank advances	(337)	340	3
Subordinated debt	—	—	—
Total interest-bearing liabilities	1,776	3,030	4,806
Change in net interest income	$5,379	$(429)	$4,950

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

Provision for loan losses decreased by $955,000, to $1.1 million for the six months ended June 30, 2019, from $2.0 million for the six months ended June 30, 2018 primarily as a result of reduction in loan originations which totalled approximately $298.8 million for the six months ended June 30, 2018 compared to loan originations of $199.3 million for the six months ended June 30, 2019. Non-performing loans decreased $2.0 million, or 98% from $2.0 million at June 30, 2018 to $34,000 as of June 30, 2019, as a result of the Company foreclosing on its only non-performing loan. The foreclosed loan had a specific reserve of $733,000 that was charged to the allowance for loans losses upon foreclosure. During the six months ended June 30, 2019, substandard loans increased $5.2 million; however, the increase was primarily isolated to two relationships. Management believes there is no risk of loss on either relationship and the downgrades were only cautionary due to temporary conditions. Neither of these borrowing relationships met the definition of impaired at this time. During the six months ended June 30, 2019, there were $755,000 in total charge-offs and recoveries of $34,000 were received. During the six months ended June 30, 2018, total charge-offs of $10,000 were recorded and recoveries received totalled $5,000.

Non-Interest Income

Non-interest income increased $1.2 million, or 107.8%, to $2.3 million for the six months ended June 30, 2019 from $1.1 million for the six months ended June 30, 2018. The increase in non-interest income was primarily due to an increase in loan fees from loan interest rate swaps of $471,000 and $263,000 in gains realized on sale of the guaranteed portion of SBA loans for the six months ended June 30, 2019. The Bank has focused on expanding these areas and expects similar opportunities throughout 2019. In addition, deposit account service fees increased $344,000 to $816,000 for the six months ended June 30, 2019 from $472,000 for the six months ended June 30, 2018 primarily as a result of an increased customer deposit portfolio. The increase in non-interest income was partially offset by a decrease of $4,000 in bank owned life insurance income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018

Non-Interest Expense

Non-interest expense increased $2.7 million or 29.0% to $12.2 million for the six months ended June 30, 2019, from $9.4 million for the six months ended June 30, 2018, primarily as a result of increases in salary and employee benefits of $2.1 million and other operating expenses of $463,000. Salaries and employee benefits expense increased by $2.1 million to $7.7 million for the six months ended June 30, 2019 from $5.6 million for the six months ended June 30, 2018 primarily as a result of adding thirteen employees and the increases in additional health insurance premium expense for these additional employees. Other operating expenses increased $463,000, or 26.6%, to $2.2 million for the six months ended June 30, 2019 from $1.7 million for the six months ended June 30, 2018 due to increases in professional and consulting fees and fees related to investments in technology infrastructure. Franchise tax increased approximately $272,000 to $615,000 for the six months ended June 30, 2019 from $342,000 for the six months ended June 30, 2018 as a result of the increase in the Company’s capital as of June 30, 2019 compared to the balance sheet as of June 30, 2018

Income Tax Expense

Income tax expense increased $853,000, or 120.3%, to $1.6 million for the six months ended June 30, 2019 from $709,000 for the six months ended June 30, 2018. The increase in federal income tax expense for the six months ended June 30, 2019 compared to the same period a year ago is driven by the increase in income before income taxes of $8.2 million, or 111.4% for the six months ended June 30, 2019 compared to $3.9 million for the same period in the prior year. As a result of recent tax regulation, the Company has included assessments in income tax expense for potential state tax liabilities during 2019. For the six months ended June 30, 2019, the Bank had an effective federal tax rate of 19.0%, compared to effective federal tax rate of 18.2% for the six months ended June 30, 2018.

Comparison of Statements of Financial Condition at June 30, 2019 and at December 31, 2018

Total Assets

Total assets increased $84.2 million, or 7.6%, to $1.2 billion at June 30, 2019 from $1.1 billion at December 31, 2018. The increase was primarily the result of increases of $66.8 million in gross loans receivable, $4.1 million in available-for-sale securities and $6.7 million in other assets.

Investment Securities

Investment securities increased $2.9 million, or 3.5%, from $82.2 million at December 31, 2018 to $85.0 million at June 30, 2019. The increase was primarily in the available for sale portfolio, particularly in the municipal and collateralized mortgage backed portfolios. At June 30, 2019, our held-to-maturity portion of the securities portfolio, at amortized cost, was $24.9 million, and our available-for-sale portion of the securities portfolio, at fair value, was $60.1 million compared to our held-to-maturity portion of the securities portfolio of $26.2 million and our available-for-sale portion of the securities portfolio of $56.0 million at December 31, 2018.

Net Loans

Net loans increased $66.4 million, or 7.2%, to $983.6 million at June 30, 2019 from $917.1 million at December 31, 2018. Residential real estate loans increased $8.8 million, or 5.9%, to $158.4 million at June 30, 2019 from $149.6 million at December 31, 2018. Commercial real estate loans increased by $48.1 million from $377.8 million at December 31, 2018 to $425.9 million at June 30, 2019. Commercial and industrial loans increased by $3.7 million from $114.2 million at December 31, 2018 to $117.9 million at June 30, 2019. Construction loans increased $20.3 million to $203.9 million at June 30, 2019 from $183.6 million at December 31, 2018. Consumer loans decreased by $13.9 million from $102.3 million at December 31, 2018 to $88.4 million at June 30, 2019.

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of year	$8,831	$5,705
Charge-offs:
Commercial real estate	(733)	—
Consumer	(22)	(44)
Total charge-offs	(755)	(44)
Recoveries:
Residential real estate	30	1
Commercial real estate	—	38
Commercial and industrial	—	2
Consumer	4	3
Total recoveries	34	44
Net charge-offs	(721)	—
Provision for loan losses	1,075	3,126
Balance at end of period	$9,185	$8,831
Ratios:
Net charge offs to average loans outstanding (annualized)	0.3%	0.0%
Allowance for loan losses to non-performing loans at end of period	262.43	4.55
Allowance for loan losses to gross loans at end of period	0.92%	0.95%

Deposits

Deposits increased $91.0 million, or 9.9%, to $1.0 billion at June 30, 2019 from $920.1 million at December 31, 2018. Our core deposits increased $19.5 million, or 3.3%, to $605.5 million at June 30, 2019 from $586.0 million at December 31, 2018. Certificates of deposit increased $108.7 million, or 23.7%, to $567.0 million at June 30, 2019 from $458.3 million at December 31, 2018. The increase in certificate of deposits was primarily the result of increased brokered deposits in order to continue funding the loan growth over the quarter.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$—	$1,939
Total non-accrual loans	—	1,939
Consumer loans accruing past 120 days:
Credit card	34	11
Total non-performing loans	34	1,950
Other real estate owned	1,207	—
Total non-performing assets	$1,241	$1,950
Ratios:
Total non-performing loans to gross loans receivable	0.00%	0.21%
Total non-performing loans to total assets	0.00%	0.18%
Total non-performing assets to total assets	0.10%	0.18%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities; however, the Company also utilizes wholesale deposits as a funding source in addition to customer deposits. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, federal funds purchased, and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had Federal Home Loan Bank advances of $20.0 million outstanding with unused borrowing capacity of $286.4 million as of June 30, 2019. Additionally, at June 30, 2019, we had the ability to borrow $12.0 million from the Community Bankers’ Bank, $7.0 million from Pacific Coast Bankers Bank, $15.0 million from CenterState Bank, and $9.0 million from Zions Bank.

The Board of Director and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2019.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2019, cash and cash equivalents totalled $64.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totalled $60.1 million at June 30, 2019.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $6.7 million and $3.9 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $71.0 million and $135.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively. During the six months ended June 30, 2019, the Company realized gains on sale of available-for-sale securities of $5,000. There were no sales of available-for-sale securities in 2018. Net cash provided by financing activities was $71.0 million and $125.2 million for the six months ended June 30, 2019 and 2018, respectively, which consisted primarily of increases in interest bearing deposits of $101.3 million and $125.6 million offset by net repayments of $20.0 million and $8.7 million from the Federal Home Loan Bank for the six months ended June 30, 2019 and 2018, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2019, totalled $309.6 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2019, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for June 30, 2019 and December 31, 2018, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 is 2.50% and 1.875% for 2018. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2019, the Company and the Bank meets all capital adequacy requirements to which it is subject.

The Company’s and Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019
Total capital (to risk-weighted assets)
Consolidated	$151,985	13.61%	$89,342	≥ 8.0%	N/A	N/A
Bank	$149,771	13.41%	$89,342	≥ 8.0%	$111,543	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$128,009	11.46%	$50,255	≥ 4.5%	N/A	N/A
Bank	$140,586	12.59%	$50,255	≥ 4.5%	$89,342	> 8.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$129,036	11.55%	$67,007	≥ 6.0%	N/A	N/A
Bank	$140,586	12.59%	$67,007	≥ 6.0%	$89,342	> 8.0%
Tier 1 capital (to average assets)
Consolidated	$128,009	11.26%	$46,607	≥ 4.0%	N/A	N/A
Bank	$140,586	12.07%	$46,607	≥ 4.0%	$58,258	> 5.0%
As of December 31, 2018
Total capital (to risk-weighted assets)
Consolidated	$143,728	13.89%	$82,807	≥ 8.0%	N/A	N/A
Bank	$142,360	13.75%	$82,807	≥ 8.0%	$103,509	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$121,621	11.75%	$46,579	≥ 4.5%	N/A	N/A
Bank	$133,529	12.90%	$46,579	≥ 4.5%	$82,807	≥ 8.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$121,254	11.71%	$62,105	≥ 6.0%	N/A	N/A
Bank	$133,529	12.90%	$62,105	≥ 6.0%	$82,807	≥ 8.0%
Tier 1 capital (to average assets)
Consolidated	$121,621	11.30%	$43,056	≥ 4.0%	N/A	N/A
Bank	$133,529	12.41%	$43,056	≥ 4.0%	$53,820	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2019, we had outstanding loan commitments of $281.7 million and outstanding stand-by letters of credit of $672,000. We anticipate that we will have sufficient funds available to meet our current lending commitments.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2019. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2019, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

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

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: August 6, 2019	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
Principal Executive Officer

Date: August 6, 2019	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)