Form 10-Q
period 2019-09-30
MainStreet Bancshares, Inc.
filed 2019-11-12
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2019, there were 8,260,259 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 –  Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of September 30, 2019 and December 31, 2018 (Dollars in thousands, except share and per share data)

	At September 30, 2019 (unaudited)	At December 31, 2018 (*)
Assets
Cash and due from banks	$52,580	$27,886
Federal funds sold	19,432	30,190
Cash and cash equivalents	72,012	58,076
Investment securities available-for-sale, at fair value	88,198	55,979
Investment securities held-to-maturity	24,410	26,178
Restricted securities, at cost	4,882	5,894
Loans, net of allowance for loan losses of $9,370 and $8,831, respectively	992,609	917,125
Premises and equipment, net	14,109	14,222
Other real estate owned, net	1,207	—
Accrued interest and other receivables	5,373	5,148
Bank owned life insurance	19,381	14,064
Other assets	12,095	3,927
Total Assets	$1,234,276	$1,100,613
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$218,087	$211,749
Interest bearing demand deposits	54,438	60,588
Savings and NOW deposits	63,746	51,371
Money market deposits	125,716	138,152
Time deposits	602,577	458,277
Total deposits	1,064,564	920,137
Federal Home Loan Bank advances	10,000	40,000
Subordinated debt, net	14,798	14,776
Other liabilities	11,697	4,449
Total Liabilities	1,101,059	979,362
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 8,260,259 shares (including 160,961 nonvested shares) for September 30, 2019 and 8,177,978 shares (including 133,869 nonvested shares) for December 31, 2018	32,397	32,176
Capital surplus	74,860	74,256
Retained earnings	25,535	15,186
Accumulated other comprehensive income (loss)	425	(367)
Total Stockholders’ Equity	133,217	121,251
Total Liabilities and Stockholders’ Equity	$1,234,276	$1,100,613

*	Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three and Nine months ended September 30, 2019 and 2018 (Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Income
Interest and fees on loans	$14,192	$11,061	$40,985	$29,026
Interest on investments securities	497	341	1,668	1,089
Interest on federal funds sold	412	423	1,132	638
Total Interest Income	15,101	11,825	43,785	30,753
Interest Expense
Interest on interest bearing DDA deposits	275	245	803	629
Interest on savings and NOW deposits	71	65	218	174
Interest on money market deposits	539	432	1,889	1,109
Interest on time deposits	3,900	2,677	10,466	5,283
Interest on Federal Home Loan Bank advances and other borrowings	76	199	457	589
Interest on subordinated debt	244	243	723	722
Total Interest Expense	5,105	3,861	14,556	8,506
Net interest income	9,996	7,964	29,229	22,247
Provision for Loan Losses	185	600	1,260	2,630
Net interest income after provision for loan losses	9,811	7,364	27,969	19,617
Non-Interest Income
Deposit account service charges	392	320	1,208	792
Bank owned life insurance income	106	105	317	320
Loan swap fee income	407	—	878	—
Net gain on available-for-sale securities	—	—	5	—
Net gain on sale of loans	303	—	566	—
Other fee income	228	261	730	665
Total Non-Interest Income	1,436	686	3,704	1,777
Non-Interest Expense
Salaries and employee benefits	3,890	3,018	11,597	8,578
Furniture and equipment expenses	451	493	1,271	1,325
Advertising and marketing	235	171	531	468
Occupancy expenses	214	206	644	515
Outside services	306	239	694	675
Administrative expenses	190	161	533	434
Other operating expenses	1,203	871	3,404	2,610
Total Non-Interest Expense	6,489	5,159	18,674	14,605
Income before income taxes	4,758	2,891	12,999	6,789
Income Tax Expense	1,049	539	2,612	1,248
Net Income	$3,709	$2,352	$10,387	$5,541
Net Income per common share:
Basic	$0.45	$0.35	$1.26	$0.90
Diluted	$0.45	$0.35	$1.26	$0.90

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended and Nine Months Ended September 30, 2019 and 2018 (Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Comprehensive Income, net of taxes
Net Income	$3,709	$2,352	$10,387	$5,541
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period (net of tax (benefit), $54 and ($43), respectively for the three months ended September 30, and $205 and ($117), respectively for the nine months ended September 30).	205	(162)	771	(441)
Less: reclassification adjustment for securities gains included in net income (net of tax, $0 for the three months ended and $1 and $0 for the nine months ended, respectively).	—	—	4	—
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $2 and $2, respectively for the three months ended September 30, and $5 and $6, respectively for the nine months ended September 30).	6	7	17	21
Other comprehensive income (loss)	211	(155)	792	(420)
Comprehensive Income	$3,920	$2,197	$11,179	$5,121

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the Three and Nine months ended September 30, 2019 and 2018 (Dollars in thousands, except per share data)

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total
Balance, June 30, 2019	$32,387	$74,609	$21,826	$214	$129,036
Vesting of restricted stock	10	(10)	—	—	—
Stock based compensation expense	—	261	—	—	261
Net income	—	—	3,709	—	3,709
Other comprehensive income	—	—	—	211	211
Balance, September 30, 2019	$32,397	$74,860	$25,535	$425	$133,217

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income(Loss)	Total
Balance, December 31, 2018	$32,176	$74,256	$15,186	$(367)	$121,251
Vesting of restricted stock	221	(221)	—	—	—
Stock based compensation expense	—	787	—	—	787
Net income	—	—	10,387	—	10,387
Change related to restricted stock awards	—	38	(38)	—	—
Other comprehensive income	—	—	—	792	792
Balance, September 30, 2019	$32,397	$74,860	$25,535	$425	$133,217

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, June 30, 2018	$22,691	$40,725	$9,019	$(285)	$72,150
Proceeds from sale of common stock, net of issuance costs	9,474	35,511	—	—	44,985
Vesting of restricted stock	12	(12)	—	—	—
Stock based compensation expense	—	203	—	—	203
Net income	—	—	2,352	—	2,352
Other comprehensive loss	—	—	—	(155)	(155)
Balance, September 30, 2018	$32,177	$76,427	$11,371	$(440)	$119,535
				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2017	$21,442	$35,693	$11,682	$(20)	$68,797
Proceeds from sale of common stock, net of issuance costs	9,474	35,511	—	—	44,985
Vesting of restricted stock	155	(155)	—	—	—
Stock based compensation expense	—	635	—	—	635
Stock dividend	1,106	4,743	(5,849)	—	—
Cash in lieu of fractional shares	—	—	(3)	—	(3)
Net income	—	—	5,541	—	5,541
Other comprehensive loss	—	—	—	(420)	(420)
Balance, September 30, 2018	$32,177	$76,427	$11,371	$(440)	$119,535

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the nine months ended September 30,	2019	2018
Cash Flows from Operating Activities
Net income	$10,387	$5,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	1,215	1,309
Deferred income tax benefit	(240)	(744)
Provision for loan losses	1,260	2,630
Stock based compensation expense	787	635
Income from bank owned life insurance	(317)	(320)
Subordinated debt amortization expense	22	21
(Gain) Loss on disposal of premises and equipment	(67)	5
Gain on sale of available-for-sale securities	(5)	—
Change in:
Accrued interest receivable and other receivables	(213)	(1,070)
Other assets	(8,135)	(105)
Other liabilities	7,248	(183)
Net cash provided by operating activities	11,942	7,719
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	3,233	2,854
Maturities	84,844	55,000
Purchases	(119,592)	(87,003)
Activity in held-to-maturity securities:
Purchases	—	(500)
Refunded	1,650	1,655
Purchases of restricted investment in bank stock	(3,239)	(3,459)
Redemption of restricted investment in bank stock	4,251	3,491
Purchases of bank owned life insurance	(5,000)	—
Net increase in loan portfolio	(77,951)	(199,113)
Proceeds from sale of premises and equipment	77	—
Purchases of premises and equipment	(706)	(1,206)
Net cash used in investing activities	(112,433)	(228,281)
Cash Flows from Financing Activities
Net increase in non-interest deposits	6,338	20,414
Net increase in interest bearing demand, savings, and time deposits	138,089	201,823
Net decrease in Federal Home Loan Bank advances and other borrowings	(30,000)	(23,780)
Net proceeds from sale of common stock, net of offering costs	—	44,985
Net cash provided by financing activities	114,427	243,442
Increase in Cash and Cash Equivalents	13,936	22,880
Cash and Cash Equivalents, beginning of period	58,076	37,493
Cash and Cash Equivalents, end of period	$72,012	$60,373
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$14,223	$7,827
Cash paid during the period for income taxes	$3,019	$2,631
Right of use assets obtained in exchange for new operating lease liabilities	$2,647	$—
Transfers from loans to other real estate owned	$1,207	$—

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1. Organization, Basis of Presentation and Impact of Recently Issued Accounting Pronouncements

Organization

MainStreet Bancshares Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia whose principal activity is the ownership and management of MainStreet Bank. The Company is authorized to issue 10,000,000 shares of common stock with a par value of $4.00 per share. Additionally, the Company is authorized to issue 2,000,000 shares of preferred stock at a par value $1.00 per share. There is currently no preferred stock outstanding. There are no plans currently nor does the Board of Directors of the Company anticipate any need in the foreseeable future to issue shares of preferred stock. The Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”) and is subject to inspection, examination, and supervision by the Federal Reserve Board.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2018 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10 filed by the Company with the U.S. Securities and Exchange Commission on February 15, 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, events through the date of issuance of the financial statements included herein.

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

Investment securities – The Bank’s investment securities are classified as either held to maturity, available for sale or trading. At September 30, 2019 and December 31, 2018, the Bank held approximately $24.4 million and $26.2 million, respectively, in securities classified as held to maturity. The Bank held no securities classified as trading. Municipal securities that were originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. At September 30, 2019 and December 31, 2018, the unamortized unrealized loss was $88,164 and $109,420, respectively, before tax, and remains in accumulated other comprehensive income (loss), net of tax.

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

Securities held to maturity includes securities purchased with the ability and positive intent to hold to maturity. Debt securities are stated at historical cost adjusted for amortization of premiums and accretion of discount. Any investment security, for which there has been a value impairment deemed by management to be other than temporary, is written down to its estimated fair value with a charge to current operations.

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

Restricted equity securities consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $3.3 million and $1.4 million respectively, as of September 30, 2019, compared to $3.3 million and $2.4 million, respectively, as of December 31, 2018. Restricted equity securities also consisted of $126,800 in Community Bankers Bank stock at September 30, 2019 and December 31, 2018. This restricted stock is recorded at cost because its ownership is restricted and it lacks a market for resale. The Bank is required to maintain Federal Reserve Bank stock at a level of 6% of capital and surplus. The FHLB requires the Bank to maintain stock, at a minimum, in an amount equal to 4.5% of outstanding borrowings and 0.20% of total assets. When evaluating restricted stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Bank does not consider these investments to be impaired at September 30, 2019 or December 31, 2018 and no previous impairment has been recognized.

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

Troubled Debt Restructuring (TDR) occurs when the Bank agrees to modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Bank evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Bank concludes that the borrower is able to continue making such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may be eligible to be removed from TDR status in periods subsequent to the restructuring depending on the performance of the loan. As of September 30, 2019, and December 31, 2018, the Bank had approximately $1.5 million and $3.4 million of loans classified as TDR, respectively. At September 30, 2019 and December 31, 2018, TDR loans consisted of one and two loans, respectively. The one currently identified TDR loan in the amount of approximately $1.5 million is currently performing in accordance with its modified terms.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of September 30, 2019, and December 31, 2018, there were no such liabilities recorded.

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

Earnings per share – Net income per common share has been determined under the provisions of FASB ASC 260, “Earnings Per Share” and has been computed based on the weighted average common shares outstanding during the quarter and nine months ended September 30, 2019 and 2018 as adjusted for a 5% stock dividend issued April 30, 2018). Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The only potential dilutive stock of the Bank as defined in FASB ASC 260 would be stock options granted to various directors, officers, and employees of the Bank. There were no such options outstanding at September 30, 2019 or December 31, 2018. Restricted stock is included in the computation of basic earnings per share as the holder is entitled to full benefits of a stockholder during the vesting period.

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

Other Service Charges and Fees. The Company earns fees from its customers for transaction-based services. Such services include safe deposit box, ATM, stop payment, wire transfer, and mortgage originations. In each case, these service charges and fees are recognized in income at the time or within the same period that the Company’s performance obligation is satisfied.

Interchange Income. The Company earns interchange fees from debit and credit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services.

Swap Fee Income. The Company earns fees from certain qualifying commercial loan customers for entering into interest rate swaps in order for the customer to receive a fixed rate of interest while the Bank receives a floating rate. In each case, there are fees that are recognized in income as the time or within the same period that the Company’s performance obligation is satisfied.

Impact of Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies. Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a Committee to oversee the accounting impact of this ASU. In anticipation of the ASU, the Company is working with a third party to compile data and develop an estimate using historical and qualitative data based on the requirements of ASU 2016-13.

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

Note 2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	September 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$49,996	$—	$(9)	$49,987
Collateralized Mortgage Backed	13,988	56	(46)	13,998
Subordinated Debt	2,000	32	—	2,032
Municipal Securities	12,878	766	—	13,644
U.S. Governmental Agencies	8,717	—	(180)	8,537
Total	$87,579	$854	$(235)	$88,198

Investment securities held-to-maturity was comprised of the following:

	September 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$22,910	$793	$(2)	$23,701
Subordinated Debt	1,500	—	—	1,500
Total	$24,410	$793	$(2)	$25,201

Investment securities available-for-sale was comprised of the following:

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$29,996	$1	$—	$29,997
Collateralized Mortgage Backed	4,967	21	(95)	4,893
Subordinated Debt	2,000	15	—	2,015
Municipal Securities	8,869	—	(36)	8,833
U.S. Governmental Agencies	10,515	—	(274)	10,241
Total	$56,347	$37	$(405)	$55,979

Investment securities held-to-maturity was comprised of the following:

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$24,678	$315	$(260)	$24,733
Subordinated Debt	1,500	—	—	1,500
Total	$26,178	$315	$(260)	$26,233

The scheduled maturities of securities available-for-sale and held-to-maturity at September 30, 2019 were as follows:

	September 30, 2019
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$50,010	$50,002	$—	$—
Due from one to five years	—	—	519	532
Due from after five to ten years	3,018	3,063	9,550	9,874
Due after ten years	34,551	35,133	14,341	14,795
Total	$87,579	$88,198	$24,410	$25,201

Securities with a fair value of $267,162 and $258,046 at September 30, 2019 and December 31, 2018, respectively, were pledged to secure FHLB advances.

There were seven and no securities sold from the available-for-sale portfolio for the nine months ended September 30, 2019 and 2018.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury Securities	$49,987	$(9)	$—	$—	$49,987	$(9)
Collateralized Mortgage Backed	4,665	(26)	2,024	(20)	6,689	(46)
U.S Governmental Agencies	—	—	8,537	(180)	8,537	(180)
Total	$54,652	$(35)	$10,561	$(200)	$65,213	$(235)
Held-to-maturity:
Municipal securities	539	(2)	—	—	539	(2)
Total	$539	$(2)	$—	$—	$539	$(2)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury Securities	$4,999	$—	$—	$—	$4,999	$—
Collateralized Mortgage Backed	1,706	(14)	2,659	(81)	4,365	(95)
Municipal Securities	3,683	(18)	1,588	(17)	5,271	(35)
U.S Government Agencies	6,520	(121)	3,586	(154)	10,106	(275)
Total	$16,908	$(153)	$7,833	$(252)	$24,741	$(405)
Held-to-maturity:
Municipal Securities	$1,025	$(5)	$8,899	$(255)	$9,924	$(260)
Total	$1,025	$(5)	$8,899	$(255)	$9,924	$(260)

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

At September 30, 2019, there was one U.S. Treasury security with a fair value of approximately $50.0 million considered temporarily impaired and in an unrealized loss position of less than 12 months. At September 30, 2019, there were two collateralized mortgage backed securities with fair values totaling $4.7 million in an unrealized loss position of less than 12 months and four securities with a fair value totaling $2.0 milliont in an unrealized loss position greater than 12 months. At September 30, 2019 nine U.S. government agencies with fair values totaling approximately $8.5 million that were in an unrealized loss position of more than 12 months. At September 30, 2019, there was one held-to-maturity municipal security with a fair value of $539,000 in an unrealized loss position. The Bank does not consider any of the securities in the available for sale or held to maturity portfolio to be other-than-temporarily impaired at September 30, 2019 and December 31, 2018. There were seven securities sold during 2019; four were sold at a loss of $18,000 and three were sold at gain of $23,000 for a net gain of $5,000, and no securities were sold in 2018.

All municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at September 30, 2019 and December 31, 2018 was $88,164 and $109,420, respectively.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Residential Real Estate:
Single family	$149,737	$139,620
Multifamily	12,258	9,182
Farmland	806	825
Commercial Real Estate:
Owner-occupied	145,974	121,622
Non-owner occupied	288,761	256,139
Construction and Land Development	207,441	183,551
Commercial – Non Real-Estate:
Commercial & Industrial	115,902	114,221
Consumer – Non Real Estate:
Unsecured	1,737	1,402
Secured	81,276	100,875
Total Gross Loans	1,003,892	927,437
Less: unearned fees	(1,884)	(1,400)
Less: unamortized discount on consumer secured loans	(29)	(81)
Less: allowance for loan losses	(9,370)	(8,831)
Net Loans	$992,609	$917,125

The secured consumer loans above include $620,890 and $452,190 of overdrafts reclassified as loans for the quarters ended September 30, 2019 and December 31, 2018, respectively.

The Bank held no loans for sale at September 30, 2019 and December 31, 2018.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2019 and 2018.

Allowance for Credit Losses By Portfolio Segment

For the Three and Nine months ended September 30, 2019

	Real Estate
For the three months ended September 30, 2019	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,220	$4,026	$1,689	$907	$1,343	$9,185
Charge-offs	—	—	—	(28)	—	(28)
Recoveries	28	—	—	—	—	28
Provision	30	80	38	21	16	185
Ending Balance	$1,278	$4,106	$1,727	$900	$1,359	$9,370
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$102	$102
Collectively evaluated for Impairment	$1,278	$4,106	$1,727	$900	$1,257	$9,268

For the nine months ended September 30, 2019
Beginning Balance	$1,019	$4,299	$1,469	$826	$1,218	$8,831
Charge-offs	—	(733)	—	(50)	—	(783)
Recoveries	58	—	—	4	—	62
Provision	201	540	258	120	141	1,260
Ending Balance	$1,278	$4,106	$1,727	$900	$1,359	$9,370
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$102	$102
Collectively evaluated for Impairment	$1,278	$4,106	$1,727	$900	$1,257	$9,268

Allowance for Credit Losses By Portfolio Segment

For the Three and Nine months ended September 30, 2018

	Real Estate
For the three months ended September 30, 2018	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$893	$3,783	$1,046	$836	$1,173	$7,731
Charge-offs	—	—	—	(4)	—	(4)
Recoveries	—	—	—	—	—	—
Provision	32	175	275	39	79	600
Ending Balance	$925	$3,958	$1,321	$871	$1,252	$8,327
Ending Balance:
Individually evaluated for Impairment	$—	$706	$—	$—	$—	$706
Collectively evaluated for Impairment	$925	$3,252	$1,321	$871	$1,252	$7,621

For the nine months ended September 30, 2018
Beginning Balance	$789	$2,339	$833	$742	$1,002	$5,705
Charge-offs	—	—	—	(14)	—	(14)
Recoveries	—	2	—	2	2	6
Provision	136	1,617	488	141	248	2,630
Ending Balance	$925	$3,958	$1,321	$871	$1,252	$8,327
Ending Balance:
Individually evaluated for Impairment	$—	$706	$—	$—	$—	$706
Collectively evaluated for Impairment	$925	$3,252	$1,321	$871	$1,252	$7,621

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

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of September 30, 2019 and December 31, 2018:

September 30, 2019
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$162,801	$1,488	$161,313
Commercial Real Estate	434,735	—	434,735
Construction and Land Development	207,441	—	207,441
Commercial & Industrial	115,902	102	115,800
Consumer	83,013	—	83,013
Total	$1,003,892	$1,590	$1,002,302

December 31, 2018
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$149,627	$1,510	$148,117
Commercial Real Estate	377,761	1,939	375,822
Construction and Land Development	183,551	—	183,551
Commercial & Industrial	114,221	—	114,221
Consumer	102,277	—	102,277
Total	$927,437	$3,449	$923,988

The following table summarizes information in regard to impaired loans by loan portfolio class as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$1,488	$1,488	$—	$1,510	$1,510	$—
	1,488	1,488	—	1,510	1,510	—
With an allowance recorded
Commercial Real Estate:
Owner occupied	$—	$—	$—	$1,939	$1,939	$733
Commercial & Industrial	102	102	102	—	—	—
	102	102	102	1,939	1,939	733
Total	$1,590	$1,590	$102	$3,449	$3,449	$733

The following table presents additional information regarding the impaired loans for the Three and Nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$1,491	$10	$1,524	$10
	1,491	10	1,524	10
With an allowance recorded
Commercial Real Estate:
Owner occupied	$—	$—	$1,939	$—
Commercial & Industrial	102	—	—	—
	102	—	1,939	—
Total	$1,593	$10	$3,463	$10

	Nine Months Ended September 30,
	2019		2018
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$1,499	$41	$1,531	$41
	1,499	41	1,531	41
With an allowance recorded
Commercial Real Estate:
Owner occupied	$—	$—	$1,939	$—
Commercial & Industrial	105	4	—	—
	105	4	1,939	—
Total	$1,604	$45	$3,470	$41

If interest on nonaccrual loans had been accrued, such income would have been $51,006 and $106,635 for the nine months ended September 30, 2019 and 2018

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commercial Real Estate:
Owner occupied	$—	$1,939
Commercial & Industrial	102	—
Total	$102	$1,939

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

The following tables summarize the aggregate Pass and criticized categories of Watch, Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$149,201	$—	$—	$536	$—	$149,737
Multifamily	12,258	—	—	—	—	12,258
Farmland	806	—	—	—	—	806
Commercial Real Estate:
Owner occupied	145,974	—	—	—	—	145,974
Non-owner occupied	288,761	—	—	—	—	288,761
Construction & Land Development	207,441	—	—	—	—	207,441
Commercial – Non Real Estate:
Commercial & Industrial	106,039	1,788	5,234	2,739	102	115,902
Consumer – Non Real Estate:
Unsecured	1,737	—	—	—	—	1,737
Secured	81,276	—	—	—	—	81,276
Total	$993,493	$1,788	5,234	$3,275	102	$1,003,892

	December 31, 2018
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$138,483	$755	$—	$382	$—	$139,620
Multifamily	9,182	—	—	—	—	9,182
Farmland	825	—	—	—	—	825
Commercial Real Estate:
Owner occupied	117,906	1,777	—	—	1,939	121,622
Non-owner occupied	256,139	—	—	—	—	256,139
Construction & Land Development	183,551	—	—	—	—	183,551
Commercial – Non Real Estate:
Commercial & Industrial	110,631	1,333	$2,257	—	—	114,221
Consumer – Non Real Estate:
Unsecured	1,402	—	—	—	—	1,402
Secured	100,875	—	—	—	—	100,875
Total	$918,994	$3,865	$2,257	$382	$1,939	$927,437

The following tables present the segments of the loan portfolio summarized by aging categories as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$149,737	$149,737	$—
Multifamily	—	—	—	—	12,258	12,258	—
Farmland	—	—	—	—	806	806	—
Commercial Real Estate:
Owner occupied	—	—	—	—	145,974	145,974	—
Non-owner occupied	—	—	—	—	288,761	288,761	—
Construction & Land Development	—	—	—	—	207,441	207,441	—
Commercial – Non Real Estate:
Commercial & Industrial	—	102	—	102	115,698	115,902	102
Consumer – Non Real Estate:
Unsecured	5	2	19	26	1,711	1,737	—
Secured	34	2	1	37	81,239	81,276	—
Total	$39	$106	$20	$165	$1,003,625	$1,003,892	$102

	December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$139,620	$139,620	$—
Multifamily	—	—	—	—	9,182	9,182	—
Farmland	—	—	—	—	825	825	—
Commercial Real Estate:
Owner occupied	—	—	—	—	119,683	121,622	1,939
Non-owner occupied	—	—	—	—	256,139	256,139	—
Construction & Land Development	—	—	—	—	183,551	183,551	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	114,221	114,221	—
Consumer – Non Real Estate:
Unsecured	50	9	11	70	1,332	1,402	—
Secured	57	5	—	62	100,813	100,875	—
Total	$107	$14	$11	$132	$925,366	$927,437	$1,939

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

As of September 30, 2019, and December 31, 2018, the Company had TDRs totaling $1.5 million and $3.4 million, respectively. At September 30, 2019 the Company had one TDR which was performing in compliance with the restructured terms and on accrual status. During the nine months ended September 30, 2019, the Company foreclosed on the collateral of one loan that was previously identified as a TDR. No other additional modifications occurred to TDR loans during the nine months ended September 30, 2019. No additional loan commitments were outstanding to these borrowers at September 30, 2019 and December 31, 2018. At September 30, 2019 there was no specific reserve related to TDR loans. As December 31, 2018, there was a specific reserve of $732,892 related to one TDR.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at September 30, 2019:

	As of September 30, 2019
(Dollars in thousands)	Number Of Loans	Accrual Status	Non- Accrual Status	Total TDRs
Residential Real Estate	1	$1,488	$—	$1,488
Total	1	$1,488	$—	$1,488

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2018:

	As of December 31, 2018
(Dollars in thousands)	Number Of Loans	Accrual Status	Non- Accrual Status	Total TDRs
Residential Real Estate	1	$1,510	$—	$1,510
Commercial Real Estate	1	—	1,939	1,939
Total	2	$1,510	$1,939	$3,449

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

The following tables summarize key elements of the Banks’s derivative instruments as of September 30, 2019 and December 31, 2018.

September 30, 2019
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	68,128	10	5,441	—	6,400
Matched interest rate swap with counterparty	68,128	10	—	5,441	6,400

December 31, 2018
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	36,607	5	1,192	—	1,290
Matched interest rate swap with counterparty	36,607	5	—	1,192	1,290

The Company is able to recognize fee income upon execution of the interest rate swap contract and completed its first contract in the fourth quarter of 2018. Interest rate swap fee income for the three and nine months ended September 30, 2019 was $407,000 and $878,000, respectively. There was no interest rate swap fee income for the same periods in 2018.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of September 30, 2019, and December 31, 2018, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 4: Derivative Financial Instruments”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$49,987	$—	$49,987
Collateralized Mortgage Backed	—	13,998	—	13,998
Subordinated Debt	—	2,032	—	2,032
Municipal Securities	—	13,644	—	13,644
U.S. Government Agencies	—	8,537	—	8,537
Derivative asset – interest rate swap on loans	—	5,441	—	5,441
Total	$—	$93,639	$—	$93,639
Liabilities:
Derivative liability – interest rate swap on loans	—	5,441	—	5,441
Total	$—	$5,441	$—	$5,441

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$29,998	$—	$29,998
Collateralized Mortgage Backed	—	4,893	—	4,893
Subordinated Debt	—	2,015	—	2,015
Municipal Securities	—	8,833	—	8,833
U.S. Government Agencies	—	10,241	—	10,241
Derivative asset – interest rate swap on loans	—	1,192	—	1,192
Total	$—	$57,172	$—	$57,172
Liabilities:
Derivative liability – interest rate swap on loans	—	1,192	—	1,192
Total	$—	$1,192	$—	$1,192

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

The following table summarizes the value of the Bank’s assets as of September 30, 2019 and December 31, 2018 that were measured at fair value on a nonrecurring basis during the period:

September 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Impaired Loans
Commercial & Industrial	$—	$—	$—	$—
Other Real Estate Owned	—	—	1,207	1,207
Total	$—	$—	$1,207	$1,207

December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Impaired Loans
Commercial Real Estate	$—	$—	$1,207	$1,207
Total	$—	$—	$1,207	$1,207

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

September 30, 2019	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$52,580	$52,580	$52,580	$—	$—
Restricted equity securities	4,882	4,882	—	4,882	—
Securities:
Available for sale	88,198	88,198	—	88,198	—
Held to maturity	24,410	25,201	—	25,201	—
Loans, net	992,609	1,011,837	—	—	1,011,837
Derivative asset – interest rate swap on loans	5,441	5,441	—	5,441	—
Bank owned life insurance	19,381	19,381	—	19,381	—
Accrued interest receivable	5,373	5,373	—	5,373	—
Liabilities:
Deposits	$1,064,564	$1,081,540	$—	$471,456	$610,084
Advances from the FHLB	10,000	10,014	—	10,014	—
Derivative liability – interest rate swaps on loans	5,441	5,441	—	5,441	—
Accrued interest payable	1,436	1,436	—	1,436	—

December 31, 2018	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$58,076	$58,076	$58,076	$—	$—
Restricted equity securities	5,894	5,894	—	5,894	—
Securities:
Available for sale	55,979	55,979	—	55,979	—
Held to maturity	26,178	26,323	—	26,323	—
Loans, net	917,125	897,765	—	—	897,765
Derivative asset – interest rate swap on loans	1,192	1,192	—	1,192	—
Bank owned life insurance	14,064	14,064	—	14,064	—
Accrued interest receivable	4,333	4,333	—	4,333	—
Liabilities:
Deposits	$920,137	$920,917	$—	$463,552	$457,365
Advances from the FHLB	40,000	39,848	—	39,848	—
Derivative liability – interest rate swaps on loans	1,192	1,192	—	1,192	—
Accrued interest payable	1,103	1,103	—	1,103	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at September 30, 2019 from December 31, 2018.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$3,709	$2,352	$10,387	$5,541
Weighted average number of shares issued, basic and diluted (1)	8,251,672	6,788,868	8,248,284	6,131,987
Net income per share:
Basic and diluted income per share	$0.45	$0.35	$1.26	$0.90

(1)	All share and per share amounts for 2018 reflect the effect of the 5% stock dividend on April 30, 2018.

Note 7. Accumulated Other Comprehensive Income(Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income(loss) net of deferred taxes, as of September 30, 2019 and December 31, 2018:

	2019	2018
Unrealized gain(loss) on securities	$622	$(358)
Unrealized loss on securities transferred to HTM	(87)	(109)
Tax effect	(110)	100
Total accumulated other comprehensive gain(loss)	$425	$(367)

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

Cash paid for amounts included in the measurement of lease liabilities during the nine months ended September 30, 2019 was $191,000. The Company adopted ASC 842 effective January 1, 2019. Prior to January 1, 2019, the Company measured lease expense in accordance with FASB Accounting Standards Codification Topic 840. During nine months ended September 30, 2018, the Company recognized lease expense of $240,000

The table below excludes payments of $3.8 million related to one lease agreement that has been executed where the Company has not obtained control of the real estate property under lease as of September 30, 2019 and has therefore not recognized a lease liability or right-of-use asset.

As of September 30,
(Dollars in thousands)	2019
Lease liabilities	$2,542
Right-of-use assets	$2,518
Weighted-average remaining lease term – operating leases (in months).	128.2
Weighted-average discount rate – operating leases	3.60%

For the nine months ended September 30,
(Dollars in thousands)	2019
Lease Cost
Operating lease cost	$240
Total lease costs	$240
Cash paid for amounts included in measurement of lease liabilities	$191

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

As of September 30, 2019, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of September 30, 2019 is as follows:

(Dollars in thousands)
2019	$98
2020	294
2021	299
2022	307
2023	315
Thereafter	1,830
Total undiscounted cash flows	$3,143
Discount	(601)
Lease liabilities	$2,542

Minimum annual rental commitments under the lease obligations are as follows as of December 31, 2018:

(Dollars in thousands)
2019	$202
2020	199
2021	184
2022	100
Thereafter	572
$1,257

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Registration Statement on Form 10, as amended, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2018, previously filed with the Securities and Exchange Commission (“SEC”) on February 15, 2019, and amended on March 22, 2019. Results for the three months ended and nine months ended September 30, 2019 are not necessarily indicative of results for the year ending December 31, 2019 or any future period.

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

Both the Company and the Bank are incorporated in and chartered by the Commonwealth of Virginia and members of the Federal Reserve System. The Bank’s deposits are insured by the FDIC. The Bank opened for business on May 26, 2004 and is headquartered in Fairfax, Virginia. We currently operate six Bank branches in Herndon, Fairfax, Fairfax City, McLean, Clarendon, and Leesburg, Virginia. A seventh branch located at 1130 Connecticut Avenue, Washington D.C. is schedule to open in December 2019.

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

Following the announcement by the U.K.’s Financial Conduct Authority in July 2017 that it will no longer persuade or require banks to submit rates for the London InterBank Offered Rate (LIBOR) after 2021, central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates (IBOR) and other benchmark rates and to implement financial benchmark reforms more generally. These actions have resulted in uncertainty regarding the use of alternative reference rates (ARRs) and could cause disruptions in a variety of markets, as well as adversely impact our business, operations and financial results.

To facilitate an orderly transition from IBORs and other benchmark rates to ARRs, the Company has established an enterprise-wide initiative led by senior management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs.

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2019 have remained unchanged from the disclosures presented in our Annual Report on Form 10 Registration, for the year ended December 31, 2018, other than the items discussed in our Recently Adopted Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended September 30, 2019 and 2018

General

Net income increased $1.3 million to $3.7 million for the three months ended September 30, 2019 from $2.4 million for the three months ended September 30, 2018. The increase in net income for the three months ended September 30, 2019 was primarily due to an increase in interest income from the Bank’s loan portfolio, an increase in non-interest income of $750,000, of which $407,000 was provided by loan swap fees and $303,000 provided by gains realized on the sale of the guaranteed portion of Small Business Administration (“SBA”) loans, and a decrease of $415,000 in provision for loan losses compared to the same period in 2018.

Interest Income

Total interest income increased $3.3 million, or 27.7%, to $15.1 million for the three months ended September 30, 2019, from $11.8 million for the three months ended September 30, 2018. The increase was primarily the result of an increase in interest and fees on loans of $3.1 million, an increase in interest on investment securities of $156,000 but was offset by a decrease in interest on federal funds sold and interest-earning deposits of $11,000. Total average interest-earning assets increased $155.3 million, to $1.2 billion for the three months ended September 30, 2019 from $994.7 million for the same period in 2018 primarily as a result of an increase in the average balance of loans of $154.2 million, a $16.0 million increase in the average balance of investment securities and offset by a decrease in the average balance of federal funds sold and interest-earning deposits with banks of $15.0 million. The average yield on our interest-earning assets increased 49 basis points to 5.25% for the three months ended September 30, 2019 as compared to 4.76% for the three months ended September 30, 2018 primarily as a result of a higher average yield on the loan portfolio.

Interest and fees on loans increased $3.1 million, to $14.2 million for the three months ended September 30, 2019 from $11.1 million for the same period in 2018. This increase was primarily due to an increase in average loans outstanding of $154.2 million, which increased to $996.8 million as of September 30, 2019 from $842.6 million as of September 30, 2018. In addition to the growth in the loan portfolio the Federal Reserve raised the federal interest rate by 25 basis points four times throughout 2018, which increased yields on the Bank’s asset sensitive balance sheet for the first half of 2019. This increase on yield was mitigated by two rate decreases of 25 basis points in the third quarter of 2019. The average yield on loans increased 45 basis points, or 8.6% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Interest income on federal funds sold and interest-earning deposits decreased by $11,000 to $412,000 for the three months ended September 30, 2019, from $423,000 for the three months ended September 30, 2018. The decrease was primarily due to a decrease in the average balance on these deposits despite an increase of average yield on these deposits. The average yield increased 27 basis points, to 2.01% for the three months ended September 30, 2019 from 1.74% for the three months ended September 30, 2018. The average balance of interest-earning deposits and federal funds sold decreased $15.0 million to $82.1 million for the three months ended September 30, 2019 from $97.0 million for the three months ended September 30, 2018.

Interest on investment securities increased by $156,000 to $497,000 for the three months ended September 30, 2019 from $341,000 for the three months ended September 30, 2018, respectively. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $93,000 or 47.0% to $291,000 for the three months ended September 30, 2019, from $198,000 for the three months ended September 30, 2018. Mortgage backed securities increased by $62,000 or 229.6%, to $89,000 for the three months ended September 30, 2019, from $27,000 for the three months ended September 30, 2018. The average yield on total securities increased 32 basis points, to 2.79% for the three months ended September 30, 2019, from 2.47% for the same period in 2018, as a decrease in market rates resulted in stagnant yielding investments, investment income increased due to an increase in average balances for the comparison period. The average balance of investment securities increased by $16.0 million, to $71.2 million for the three months ended September 30, 2019, from $55.2 million for the three months ended September 30, 2018

Interest Expense

Total interest expense increased $1.2 million, to $5.1 million for the three months ended September 30, 2019 from $3.9 million for the three months ended September 30, 2018, primarily due to a $1.2 million increase in interest expense on time deposits.

Interest expense on deposits increased $1.4 million, to $4.8 million for the three months ended September 30, 2019 from $3.4 million for the three months ended September 30, 2018 primarily as a result of an increase in average interest bearing deposits of $122.2 million to

$826.7 million during the three months ended September 30, 2019 as compared to $704.6 million for the three months ended September 30, 2018. The increase in the average balance of interest-bearing deposits was primarily a result of a $109.4 million increase in the average balance of our time deposit accounts and a $11.1 million increase in the average balance of our savings and NOW deposits. The increase in the average balance of our time deposits was primarily a result of retail growth and brokered deposits obtained through a deposit placement network on a reciprocal basis, such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance. The average cost of deposits was 232 basis points for the three months ended September 30, 2019, compared to 194 basis points for the three months ended September 30, 2018. The average rate paid on money market deposits increased 30 basis points to 1.83% for the three months ended September 30, 2019 from 1.53% for the three months ended September 30, 2018. The increase in the average balance of our certificates of deposits of $109.4 million, from $478.2 million for the three months ended September 30, 2018 to $587.5 million for the three months ended September 30, 2019 was primarily the result of the Company’s retail growth strategies. The average cost of certificates of deposit increased by 42 basis points to 2.66% for the three months ended September 30, 2019 as compared to 2.24% for the three months ended September 30, 2018. The increase in the average cost of certificates of deposit for the three months ended September 30, 2019 was the result of increases in average deposits and particularly in higher interest brokered deposits as compared to the three months ended September 30, 2018.

Interest expense on advances from the Federal Home Loan Bank decreased $123,000 to $76,000 for the three months ended September 30, 2019, from $199,000 for the three months ended September 30, 2018 as a result of an decrease in the average balance on the Federal Home Loan Bank advances which decreased to $11.5 million for the three months ended September 30, 2019 from $34.4 million for the three months ended September 30, 2018. Offsetting this decrease was a increase in the average rate of the Federal Home Loan Bank advances which increased 32 basis points for the three months ended September 30, 2019 compared to the same period in the prior year. The average balance of the Federal Home Loan Bank advances decreased $22.9 million for the three months ended September 30, 2019, primarily due to the repayment of advances.

Net Interest Income

Net interest income increased approximately $2.0 million or 25.5%, to $10.0 million for the three months ended September 30, 2019 from $8.0 million for the three months ended September 30, 2018 as a result of our net interest-earning assets increasing $56.0 million to $297.0 million for the three months ended September 30, 2019 from $241.0 million for the three months ended September 30, 2018. Our interest rate spread increased by 15 basis points to 2.86% for the three months ended September 30, 2019 from 2.71% for the three months ended September 30, 2018. Our net interest margin increased by 28 basis points from 3.20% for the three months ended September 30, 2018 to 3.48% for the three months ended September 30, 2019.

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

	For the Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$996,777	$14,192	5.70%	$842,558	$11,061	5.25%
Investment securities	71,182	497	2.79%	55,152	341	2.47%
Federal funds and interest-bearing deposits	82,056	412	2.01%	97,021	423	1.74%
Total interest-earning assets	1,150,015	$15,101	5.25%	994,731	$11,825	4.76%
Non-interest-earning assets	43,524			37,623
Total assets	$1,193,539			$1,032,354
Interest-bearing liabilities:
Interest-bearing demand deposits	$58,510	$275	1.88%	$61,440	$245	1.60%
Money market deposits	117,717	539	1.83%	113,054	432	1.53%
Savings and NOW deposits	62,975	71	0.45%	51,893	65	0.50%
Time deposits	587,537	3,900	2.66%	478,164	2,677	2.24%
Total interest-bearing deposits	826,739	4,785	2.32%	704,551	3,419	1.94%
Federal funds purchased	—	—	—	—	—	—
Federal Home Loan Bank advances	11,522	76	2.64%	34,376	199	2.32%
Subordinated debt	14,795	244	6.60%	14,766	243	6.58%
Total interest-bearing liabilities	853,056	$5,105	2.39%	753,693	$3,861	2.05%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	209,125			186,559
Total liabilities	1,062,181			940,252
Stockholders’ Equity	131,358			92,102
Total liabilities and Stockholders’ equity	$1,193,539			$1,032,354
Net interest income		$9,996			$7,964
Interest rate spread (2)			2.86%			2.71%
Net interest-earning assets (3)	$296,959			$241,038
Net interest margin (4)			3.48%			3.20%
Average interest-earning assets to average interest-bearing liabilities	134.81%			131.98%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended
	September 30, 2019 and 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,132	$999	$3,131
Investment securities	108	48	156
Federal funds and interest-bearing deposits	(266)	255	(11)
Total interest-earning assets	1,974	1,302	3,276
Interest-bearing liabilities:
Interest-bearing demand deposits	(67)	97	30
Money market deposit accounts	19	88	107
Savings and NOW accounts	39	(33)	6
Time deposits	672	551	1,223
Total deposits	663	703	1,366
Federal Home Loan Bank advances	(284)	161	(123)
Subordinated debt	—	1	—
Total interest-bearing liabilities	379	865	1,244
Change in net interest income	$1,595	$437	2,032

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

Provision for loan losses decreased by $415,000 to $185,000 for the three months ended September 30, 2019 from $600,000 for the three months ended September 30, 2018 primarily as a result of reduction in loan originations which totaled approximately $81.7 million for the three months ended September 30, 2018 compared to loan originations of $46.7 million for the three months ended September 30, 2019. Non-performing loans decreased $1.8 million, or 94% from $1.9 million at September 30, 2018 to $115,000 as of September 30, 2019, as a result of the Company foreclosing on a non-performing loan. The foreclosed loan had a specific reserve of $733,000 that was charged to the allowance for loans losses upon foreclosure. During the three months ended September 30, 2019, substandard loans decreased $1.9 million for a balance of $3.3 million; primarily due to a $1.7 million relationship paying off during the quarter. Special mention loans increased $5.2 million as of September 30, 2019 primarily due to one relationship. During the three months ended September 30, 2019, one loan with an outstanding balance of $102,000, was downgraded to doubtful and evaluated for impairment. During the three months ended September 30, 2019, there were $28,000 in charge-offs and recoveries of $28,000 were received. A specific reserve of $102,000 has been recorded pending additional information that could potentially strengthen the Company’s collateral position. During the three months ended September 30, 2018, $4,000 of charge-offs were recorded, and no recoveries were received.

Non-Interest Income

Non-interest income increased $750,000, or 109.3%, to $1.4 million for the three months ended September 30, 2019 from $686,000 for the three months ended September 30, 2018. The increase in non-interest income was primarily due to an increase in loan interest rate swaps of $407,000 and $303,000 in gains realized on sale of the guaranteed portion of SBA loans for the three months ended September 30, 2019. The Bank has focused on expanding these areas and expects similar opportunities throughout 2019. In addition, deposit account service fees increased $72,000 to $392,000 for the three months ended September 30, 2019 from $320,000 for the three months ended September 30, 2018 primarily as a result of an increased customer deposit portfolio. The increase in non-interest income was partially offset by a decrease of $33,000 in other fee income for the three months ended September 30, 2019 compared to the three months ended September 30, 2018

Non-Interest Expense

Non-interest expense increased $1.3 million, or 25.8%, to $6.5 million for the three months ended September 30, 2019 from $5.2 million for the three months ended September 30, 2018 primarily as a result of increases in salary and employee benefits of $872,000 and other operating expenses of $331,000. Salaries and employee benefits expense increased by $872,000 to $3.9 million for the three months ended September 30, 2019 from $3.0 million for the three months ended September 30, 2018 primarily as a result of adding thirteen employees and the increases in additional health insurance premium expense for these additional employees. Other operating expenses increased $331,000, or 38.0%, to $1.2 million for the three months ended September 30, 2019 from $871,000 for the three months ended September 30, 2018 due to increases in professional and consulting fees and fees related to investments in technology infrastructure. Franchise tax increased approximately $136,000 to $307,000 for the three months ended September 30, 2019 from $171,000 for the three months ended September 30, 2018 as a result of the increase in the Company’s capital as of September 30, 2019 compared to the balance sheet as of September 30, 2018.

Income Tax Expense

Income tax expense increased $510,000, or 94.6%, to $1.0 million for the three months ended September 30, 2019 from $539,000 for the three months ended September 30, 2018. The increase in federal income tax expense for the three months ended September 30, 2019 compared to the same period a year ago was driven by the increase in income before income taxes of $1.9 million, or 64.6%, to $4.8 million as of September 30, 2019 compared to $2.9 million for the same period in the prior year. As a result of recent tax regulation, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $75,000 for the three months ended September 30, 2019. For the three months ended September 30, 2019, the Bank had an effective federal tax rate of 20.5%, compared to effective federal tax rate of 18.6% for the three months ended September 30, 2018.

Comparison of Statements of Income for the Nine Months Ended September 30, 2019 and 2018

General

Net income increased $4.8 million, to $10.4 million for the nine months ended September 30, 2019 from $5.5 million for the nine months ended September 30, 2018. The increase in net income for the nine months ended September 30, 2019 was primarily due to an increase in interest income from the Bank’s loan portfolio, an increase in non-interest income of $1.9 million, of which $878,000 was provided by loan swap fees, and $566,000 provided by gains realized on the sale of the guaranteed portion of Small Business Administration (“SBA”) loans, and a decrease of $1.4 million in provision for loan losses compared to the same period in 2018.

Interest Income

Total interest income increased $13.0 million, or 42.4%, to $43.8 million for the nine months ended September 30, 2019 from $30.8 million for the nine months ended September 30, 2018. The increase was primarily the result of an increase in interest and fees on loans of $12.0 million, an increase in interest on investment securities of $579,000 and an increase on interest on federal funds sold and interest-earning deposits of $494,000. Total average interest-earning assets increased $244.6 million, to $1.1 billion for the nine months ended September 30, 2019, from $869.2 million for the same period in 2018 primarily as a result of an increase in the average balance of loans of $208.7 million, a $15.8 million increase in the average balance of investment securities and an increase in the average balance of federal funds sold and interest-earning deposits with banks of $20.1 million. The average yield on our interest-earning assets increased 52 basis points to 5.24% for the nine months ended September 30, 2019 as compared to 4.72% for the nine months ended September 30, 2018 primarily as a result of a higher average yield on the loan portfolio.

Interest and fees on loans increased $12.0 million to $41.0 million for the nine months ended September 30, 2019 from $29.0 million for the same period in 2018. This increase was primarily due to an increase in loans outstanding of $208.7 million, which increased to $970.7 million as of September 30, 2019 from $762.0 million as of September 30, 2018. In addition to the growth in the loan portfolio the Federal Reserve raised the federal interest rate by 25 basis points four times throughout 2018, which increased yields on the Bank’s asset sensitive balance sheet. While the Federal Reserve did decrease the federal interest rate by 25 basis points twice in the third quarter of 2019, the Bank has not seen a significant impact at this time. The average yield on loans increased 55 basis points, or 10.8% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Interest income on federal funds sold and interest-earning deposits increased by $494,000 to $1.1 million for the nine months ended September 30, 2019, from $638,000 for the nine months ended September 30, 2018. The increase was primarily due to an increase average yield and average balance on these deposits. The average yield increased 46 basis points, to 2.10% for the nine months ended September 30, 2019 from 1.64% for the nine months ended September 30, 2018. The average balance of interest-earning deposits and federal funds sold increased $20.1 million to $72.0 million for the nine months ended September 30, 2019 from $51.9 million for the nine months ended September 30, 2018.

Interest on investment securities increased by $579,000 to $1.7 million for the nine months ended September 30, 2019 from $1.1 million for the nine months ended September 30, 2018. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $353,000, or 52.9%, to $1.0 million for the nine months ended September 30, 2019, from $667,000 for the nine months ended September 30, 2018. Mortgage backed securities increased by $183,000, or 222.1%, to $266,000 for the nine months ended September 30, 2019, from $83,000 for the nine months ended September 30, 2018. The average yield on securities increased 50 basis points to 3.13% for the nine months ended September 30, 2019 from 2.63% for the same period in 2018, as increased market rates resulted in higher yielding investments for a majority of the first nine months. The average balance of investment securities increased by $15.8 million to $71.1 million for the nine months ended September 30, 2019, from $55.2 million for the nine months ended September 30, 2018.

Interest Expense

Total interest expense increased $6.1 million to $14.6 million for the nine months ended September 30, 2019 from $8.5 million for the nine months ended September 30, 2018, primarily due to a $5.2 million increase in interest expense on time deposits and a $780,000 increase in interest expense money market deposits.

Interest expense on deposits increased $6.2 million, to $13.4 million for the nine months ended September 30, 2019 from $7.2 million for the nine months ended September 30, 2018 primarily as a result of an increase in average interest bearing deposits of $187.1 million to $782.1 million during the nine months ended September 30, 2019 as compared to $595.1 million for the nine months ended September 30, 2018. The increase in the average balance of interest-bearing deposits was primarily as a result of a $157.7 million increase in the average balance of our time deposit accounts and a $23.8 million increase in the average balance of our money market deposits. The increase in the average balance of our time deposits was primarily a result of retail growth and brokered deposits obtained through a deposit placement network on a reciprocal basis, such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance. The average cost of deposits was 228 basis points for the nine months ended September 30, 2019 compared to 161 basis points for the nine months ended September 30, 2018. The average rate paid on money market deposits increased 55 basis points to 1.97% for the nine months ended September 30, 2019 from 1.42% for the nine months ended September 30, 2018. The increase in the average balance of our certificates of deposits of $157.7 million from $377.4 million for the nine months ended September 30, 2018 to $535.1 million for the nine months ended September 30, 2019 was primarily the result of the Company’s retail growth strategies. The average cost of certificates of deposit increased by 74 basis points to 2.61% for the nine months ended September 30, 2019 as compared to 1.87% for the nine months ended September 30, 2018. The increase in the average cost of certificates of deposit for the nine months ended September 30, 2019 was the result of increases in short term market interest rates for a majority of the period and additional higher interest brokered deposits as compared to the nine months ended September 30, 2018.

Interest expense on advances from the Federal Home Loan Bank decreased $120,000 to $457,000 for the nine months ended September 30, 2019 from $577,000 for the nine months ended September 30, 2018 as a result of a decrease in the average balance on the Federal Home Loan Bank advances of $18.7 million, to $23.1 million for the nine months ended September 30, 2019 from $41.8 million for the nine months ended September 30, 2018. Offsetting this decrease was a increase in the average rate of the Federal Home Loan Bank advances. The average rate of the Federal Home Loan Bank advances increased 80 basis points to 2.64% for the nine months ended September 30, 2019 from 1.84% for the nine months ended September 30, 2018.

Net Interest Income

Net interest income increased approximately $7.0 million, or 31.4%, to $29.2 million for the nine months ended September 30, 2019 from $22.2 million for the nine months ended September 30, 2018 as a result of our net interest-earning assets increasing $76.8 million to $293.7 million for the nine months ended September 30, 2019 from $216.9 million for the nine months ended September 30, 2018. Our interest rate spread decreased by 11 basis points to 2.87% for the nine months ended September 30, 2019 from 2.98% for the nine months ended September 30, 2018. Our net interest margin increased by 9 basis points from 3.41% for the nine months ended September 30, 2018 to 3.50% for the nine months ended September 30, 2019.

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

	For the Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$970,708	$40,985	5.63%	$762,031	$29,026	5.08%
Investment securities	71,069	1,668	3.13%	55,235	1,089	2.63%
Federal funds and interest-bearing deposits	72,011	1,132	2.10%	51,884	638	1.64%
Total interest-earning assets	1,113,788	$43,785	5.24%	869,150	$30,753	4.72%
Non-interest-earning assets	41,883			36,885
Total assets	$1,155,671			$906,035
Interest-bearing liabilities:
Interest-bearing demand deposits	$57,517	$803	1.86%	$63,395	$629	1.32%
Money market deposits	128,122	1,889	1.97%	104,365	1,109	1.42%
Savings and NOW deposits	61,418	218	0.47%	49,923	174	0.46%
Time deposits	535,083	10,466	2.61%	377,376	5,283	1.87%
Total interest-bearing deposits	782,140	13,376	2.28%	595,059	7,195	1.61%
Federal funds purchased	46	—	0.00%	609	12	2.63%
Federal Home Loan Bank advances	23,114	457	2.64%	41,810	577	1.84%
Subordinated debt	14,788	723	6.52%	14,759	722	6.52%
Total interest-bearing liabilities	820,088	$14,556	2.37%	652,237	$8,506	1.74%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	208,328			175,916
Total liabilities	1,028,416			828,153
Stockholders’ Equity	127,255			77,882
Total liabilities and Stockholders’ equity	$1,155,671			$906,035
Net interest income		$29,229			$22,247
Interest rate spread (2)			2.87%			2.98%
Net interest-earning assets (3)	$293,700			$216,913
Net interest margin (4)			3.50%			3.41%
Average interest-earning assets to average interest-bearing liabilities	135.81%			133.26%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Nine Months Ended
	September 30, 2019 and 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$8,571	$3,388	$11,959
Investment securities	348	231	579
Federal funds and interest-bearing deposits	287	207	494
Total interest-earning assets	9,206	3,826	13,032
Interest-bearing liabilities:
Interest-bearing demand deposits	(95)	269	174
Money market deposit accounts	289	491	780
Savings and NOW accounts	40	4	44
Time deposits	2,662	2,521	5,183
Total deposits	2,896	3,285	6,181
Federal funds purchased	(12)	—	(12)
Federal Home Loan Bank advances	(400)	280	(120)
Subordinated debt	1	—	1
Total interest-bearing liabilities	2,485	3,565	6,050
Change in net interest income	$6,721	$261	$6,982

Provision for Loan Losses

Provision for loan losses decreased by $1.4 million, to $1.3 million for the nine months ended September 30, 2019 from $2.6 million for the nine months ended September 30, 2018 primarily as a result of reduction in loan originations which totaled approximately $395.3 million for the nine months ended September 30, 2018 compared to loan originations of $169.7 million for the nine months ended September 30, 2019. Non-performing loans decreased $1.8 million, or 94% from $1.9 million at September 30, 2018 to $115,000 as of September 30, 2019, as a result of the Company foreclosing on a non-performing loan. The foreclosed loan had a specific reserve of $733,000 that was charged to the allowance for loans losses upon foreclosure. During the nine months ended September 30, 2019, substandard loans increased to $3.3 million; however, the increase was primarily isolated to one relationship. Management believes it is adequately secured on this relationship and the borrowing relationship does not meet the definition of impaired at this time. During the nine months ended September 30, 2019, special mention loans increased $3.0 million due to one relationship whose collateral is backed by a government contract. This relationship was graded as special mention out of caution but management believes the collateral is well secured. Given that the increases in classified loans is primarily with loans with government based collateral, it is reasonable that there was not a significant impact on the allowance for loan losses. During the nine months ended September 30, 2019, there were $783,000 in total charge-offs and recoveries of $62,000 were received. During the nine months ended September 30, 2018, total charge-offs of $14,000 were recorded and recoveries received totaled $6,000.

Non-Interest Income

Non-interest income increased $1.9 million, or 108.4%, to $3.7 million for the nine months ended September 30, 2019 from $1.8 million for the nine months ended September 30, 2018. The increase in non-interest income was primarily due to an increase in loan fees from loan interest rate swaps of $878,000 and $566,000 in gains realized on sale of the guaranteed portion of SBA loans for the nine months ended September 30, 2019. The Bank has focused on expanding these areas and expects similar opportunities throughout 2019. In addition, deposit account service fees increased $416,000 to $1.2 million for the nine months ended September 30, 2019 from $792,000 for the nine months ended September 30, 2018 primarily as a result of an increased customer deposit portfolio. The increase in non-interest income was partially offset by a decrease of $3,000 in bank owned life insurance income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Non-Interest Expense

Non-interest expense increased $4.1 million or 27.9% to $18.7 million for the nine months ended September 30, 2019 from $14.6 million for the nine months ended September 30, 2018 primarily as a result of increases in salary and employee benefits of $3.0 million and other operating expenses of $794,000. Salaries and employee benefits expense increased by $3.0 million to $11.6 million for the nine months ended September 30, 2019 from $8.6 million for the nine months ended September 30, 2018 primarily as a result of adding thirteen employees and the increases in additional health insurance premium expense for these additional employees. Other operating expenses increased $794,000, or 30.4%, to $3.4 million for the nine months ended September 30, 2019 from $2.6 million for the nine months ended September 30, 2018 due to increases in professional and consulting fees and fees related to investments in technology infrastructure. Franchise tax increased approximately $409,000 to $922,000 for the nine months ended September 30, 2019 from $513,000 for the nine months ended September 30, 2018 as a result of the increase in the Company’s capital as of September 30, 2019 compared to the balance sheet as of September 30, 2018.

Income Tax Expense

Income tax expense increased $1.4 million, or 109.3%, to $2.6 million for the nine months ended September 30, 2019 from $1.2 million for the nine months ended September 30, 2018. The increase in federal income tax expense for the nine months ended September 30, 2019 compared to the same period a year ago is driven by the increase in income before income taxes of $6.2 million, or 91.5% to $13.0 million for the nine months ended September 30, 2019 compared to $6.8 million for the same period in the prior year. As a result of recent tax regulation, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $125,000 for the nine months ended September 30, 2019. For the nine months ended September 30, 2019, the Bank had an effective federal tax rate of 19.1%, compared to effective federal tax rate of 18.4% for the nine months ended September 30, 2018.

Comparison of Statements of Financial Condition at September 30, 2019 and at December 31, 2018

Total Assets

Total assets increased $133.7 million, or 12.1%, to $1.2 billion at September 30, 2019 from $1.1 billion at December 31, 2018. The increase was primarily the result of increases of $76.5 million in gross loans receivable, $32.2 million in available-for-sale securities, $5 million in bank owned life insurance, $2.5 million in right-of-use leases, $5.4 million in loan interest rate swaps and $8.2 million in other assets.

Investment Securities

Investment securities increased $30.5 million, or 37.1%, from $82.2 million at December 31, 2018 to $112.6 million at September 30, 2019. The increase was primarily in the available for sale portfolio, particularly in the U.S. treasury, municipal, and collateralized mortgage backed portfolios. At September 30, 2019, our held-to-maturity portion of the securities portfolio, at amortized cost, was $24.4 million, and our available-for-sale portion of the securities portfolio, at fair value, was $88.2 million compared to our held-to-maturity portion of the securities portfolio of $26.2 million and our available-for-sale portion of the securities portfolio of $56.0 million at December 31, 2018.

Net Loans

Net loans increased $75.5 million, or 8.2%, to $992.6 million at September 30, 2019 from $917.1 million at December 31, 2018. Residential real estate loans increased $13.2 million, or 8.8%, to $162.8 million at September 30, 2019 from $149.6 million at December 31, 2018. Commercial real estate loans increased by $57.0 million from $377.8 million at December 31, 2018 to $434.7 million at September 30, 2019. Commercial and industrial loans increased by $1.7 million from $114.2 million at December 31, 2018 to $115.9 million at September 30, 2019. Construction loans increased $23.9 million to $207.4 million at September 30, 2019 from $183.6 million at December 31, 2018. Consumer loans decreased by $19.3 million from $102.3 million at December 31, 2018 to $83.0 million at September 30, 2019.

Allowance for Loan Losses

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of year	$8,831	$5,705
Charge-offs:
Commercial real estate	(733)	—
Consumer	(50)	(44)
Total charge-offs	(783)	(44)
Recoveries:
Residential real estate	58	1
Commercial real estate	—	38
Commercial and industrial	—	2
Consumer	4	3
Total recoveries	62	44
Net charge-offs	(721)	—
Provision for loan losses	1,260	3,126
Balance at end of period	$9,370	$8,831
Ratios:
Net charge offs to average loans outstanding (annualized)	0.1%	0.0%
Allowance for loan losses to non-performing loans at end of period	81.48	4.53
Allowance for loan losses to gross loans at end of period	0.93%	0.95%

Deposits

Deposits increased $144.4 million, or 15.7%, to $1.1 billion at September 30, 2019 from $920.1 million at December 31, 2018. Our core deposits increased $69.6 million, or 11.9%, to $655.6 million at September 30, 2019 from $586.0 million at December 31, 2018. Certificates of deposit increased $144.3 million, or 31.5%, to $602.6 million at September 30, 2019 from $458.3 million at December 31, 2018. The increase in certificate of deposits was primarily the result of increased brokered deposits in order to continue funding the loan growth over the quarter.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Non-accrual loans:
Commercial Real Estate	$—	$1,939
Commercial & Industrial	102	—
Total non-accrual loans	102	1,939
Consumer loans accruing past 120 days:
Credit card	13	11
Total non-performing loans	115	1,950
Other real estate owned	1,207	—
Total non-performing assets	$1,322	$1,950
Ratios:
Total non-performing loans to gross loans receivable	0.01%	0.21%
Total non-performing loans to total assets	0.01%	0.18%
Total non-performing assets to total assets	0.11%	0.18%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities; however, the Company also utilizes wholesale deposits as a funding source in addition to customer deposits. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, federal funds purchased, and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had Federal Home Loan Bank advances of $10.0 million outstanding with unused borrowing capacity of $285.9 million as of September 30, 2019. Additionally, at September 30, 2019, we had the ability to borrow $12.0 million from the Community Bankers’ Bank, $7.0 million from Pacific Coast Bankers Bank, $15.0 million from CenterState Bank, and $9.0 million from Zions Bank.

The Board of Directors, Management and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2019.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2019, cash and cash equivalents totaled $72.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $88.2 million at September 30, 2019.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $11.9 million and $7.7 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $112.4 million and $228.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. During the nine months ended September 30, 2019, the Company realized gains on sale of available-for-sale securities of $5,000. There were no sales of available-for-sale securities in 2018. Net cash provided by financing activities was $114.4 million and $243.4 million for the nine months ended September 30, 2019 and 2018, respectively, which consisted primarily of increases in interest bearing deposits of $138.1 million and $201.8 million offset by net repayments of $30.0 million and $23.8 million from the Federal Home Loan Bank for the nine months ended September 30, 2019 and 2018, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2019, totaled $338.9 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2019, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for September 30, 2019 and December 31, 2018, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 is 2.50% and 1.875% for 2018. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2019, the Company and the Bank meets all capital adequacy requirements to which it is subject.

On September 17, 2019 the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of at least 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. The Company is currently evaluating whether to opt into the CBLR framework.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019
Total capital (to risk-weighted assets)	$153,940	13.66%	$90,184	≥ 8.0%	$112,730	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$144,570	12.82%	$50,728	≥ 4.5%	$90,184	> 8.0%
Tier 1 capital (to risk-weighted assets)	$144,570	12.82%	$67,638	≥ 6.0%	$90,184	> 8.0%
Tier 1 capital (to average assets)	$144,570	12.12%	$47,694	≥ 4.0%	$59,617	> 5.0%
As of December 31, 2018
Total capital (to risk-weighted assets)	$142,360	13.75%	$82,807	≥ 8.0%	$103,509	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$133,529	12.90%	$46,579	≥ 4.5%	$82,807	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$133,529	12.90%	$62,105	≥ 6.0%	$82,807	≥ 8.0%
Tier 1 capital (to average assets)	$133,529	12.41%	$43,056	≥ 4.0%	$53,820	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2019, we had outstanding loan commitments of $265.8 million and outstanding stand-by letters of credit of $672,000. We anticipate that we will have sufficient funds available to meet our current lending commitments.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2019. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2019, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

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

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: November 12, 2019	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)