Form 10-K
period 2019-12-31
MainStreet Bancshares, Inc.
filed 2020-03-23
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38817

MainStreet Bancshares, Inc.

(Exact name of Registrant as specified in its Charter)

Virginia	81-2871064
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10089 Fairfax Boulevard Fairfax, VA	22030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 481-4567

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MNSB	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market, was $180,215,069.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2020 was 8,320,231.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and such information is incorporated herein by this reference.

PART I

Item 1.  Business

As used herein, The “Company,” “we,” “our,” and “us” refer to MainStreet Bancshares, Inc., and the “Bank” refers to MainStreet Bank.

Overview

MainStreet Bancshares, Inc. is a commercial bank holding company. MainStreet Bank is a community bank focused on serving the borrowing, cash management and depository needs of small to medium-sized businesses and professional practices and retail customers. We emphasize providing responsive and personalized services to our clients. Due to the consolidation of financial institutions in our primary market area, we believe there is a significant opportunity for a local bank to provide a full range of financial services. By offering highly professional, personalized banking products and service delivery methods and employing advanced banking technologies, we seek to distinguish ourselves from larger, regional banks operating in our market area and are able to compete effectively with other community banks.

We believe we have a solid franchise that meets the financial needs of our clients and communities by providing an array of personalized products and services delivered by seasoned banking professionals with decisions made at the local level. We believe a significant customer base in our market prefers to do business with a local institution that has a local management team, a local Board of Directors and local founders and that this customer base may not be satisfied with the responsiveness of larger regional banks. By providing quality services, coupled with the opportunities provided by the economies in our market area, we have generated and expect to continue to generate organic growth.

We service Northern Virginia as well as the greater Washington, D.C. metropolitan area. Our goal is to deliver a customized and targeted mix of products and services that meets or exceeds customer expectations. To accomplish this goal, we have deployed a premium operating system that gives customers access to up-to-date banking technology. These systems and our highly skilled staff have allowed us to compete aggressively with larger financial institutions. The combination of sophisticated technology and personal service sets us apart from our competition. We strive to be the leading community bank in our market.

We offer a full range of banking services to individuals, small to medium-sized businesses and professional service organizations through both traditional and electronic delivery. We were the first community bank in the Washington, D.C. metropolitan area to offer a full online business banking solution, including remote check scanners on a business customer’s desktop. We offer mobile banking apps for iPhones, iPads and Android devices that provide for remote deposit of checks. In addition, we were the first bank headquartered in the Commonwealth of Virginia to offer CDARS, the Certificate of Deposit Account Registry Service, an innovative deposit insurance solution that provides Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits up to $140 million. We believe that enhanced electronic delivery systems and technology increase profitability through greater productivity and cost control, and allow us to offer new and better products and services.

Our products and services include: business and consumer checking, premium interest-bearing checking, business account analysis, savings, certificates of deposit and other depository services, as well as a broad array of commercial, real estate and consumer loans. Internet account access is available for all personal and business accounts, internet bill payment services are available on most accounts, and a robust online cash management system is available for business customers.

Both the Company and the Bank are incorporated in and chartered by the Commonwealth of Virginia. The Bank is a member of the Federal Reserve System, and its deposits are insured by the FDIC. The Bank opened for business on May 26, 2004 and is headquartered in Fairfax, Virginia. We currently operate seven Bank branches; located in Herndon, Fairfax, Fairfax City, McLean, Clarendon, Leesburg Virginia, and one in Washington D.C.

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

Emerging Growth Company Status

We qualify as an “emerging growth company” under the JOBS Act and as defined in Section 2(a) of the Securities Act. For as long as we are an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies. See “Risk Factors”—We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

As an emerging growth company:

•

we may present as few as two years of audited financial statements and two years of related management discussion and analysis of financial condition and results of operations, in contrast to other reporting companies which must provide audited financial statements for three fiscal years;

•

we are exempt from the requirement to obtain an attestation and report from our auditors on management’s assessment of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002;

•	we are permitted to provide less extensive disclosure about our executive compensation arrangements; and
•	we are permitted to include less extensive narrative disclosures than required of other reporting companies, particularly with respect to executive compensation.

In this Form 10-K we have elected to take advantage of the reduced disclosure requirements relating to executive compensation, and in the future we may take advantage of any or all of these exemptions for so long as we remain an emerging growth company. We will remain an emerging growth company until the earliest of (i) the end of the first fiscal year during which we have total annual gross revenues of $1.07 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial registered public offering of common equity securities, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”).

In addition to the relief described above, the JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected not to take advantage of this extended transition period, which means that the financial statements included in this Form 10-K, as well as any financial statements that we file in the future, will be subject to all new or revised accounting standards generally applicable to public companies.

Nasdaq Listing

We were approved to list shares of our common stock on the Nasdaq Capital Market under our current symbol “MNSB” as of April 22, 2019.

MainStreet Bancshares, Inc.

MainStreet Bancshares Inc. is a bank holding company incorporated under the laws of the Commonwealth of Virginia whose principal activity is the ownership and management of MainStreet Bank.  The Company is authorized to issue 10,000,000 shares of common stock, par value $4.00 per share. Additionally, the Company is authorized to issue 2,000,000 shares of preferred stock, par value $1.00 per share. There is currently no preferred stock outstanding.

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and as such, is subject to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

MainStreet Bank

MainStreet Bank is a community commercial bank incorporated in and chartered by the Commonwealth of Virginia. The Bank is a member of the Federal Reserve Bank of Richmond, and its deposits are insured by the FDIC. The Bank opened for business in 2004 and is headquartered in Fairfax, Virginia.

In May 2016, the Bank’s shareholders approved a Reorganization Agreement and a related Plan of Share Exchange whereby the Bank would reorganize into a holding company structure. Pursuant to the Plan of Share Exchange, each outstanding share of Bank common stock was automatically converted into and exchanged for one share of the Company’s common stock. On July 15, 2016, the effective date of the reorganization, the common shareholders of the Bank became the common shareholders of the Company.

Our Business

MainStreet Bank services Northern Virginia as well as the greater Washington, D.C. metropolitan area. The Bank’s goal is to deliver a customized and targeted mix of products and services that meets or exceeds customer expectations. To accomplish this goal, the Bank has deployed a premium operating system that gives customers access to the most up-to-date banking technology. These unique systems and a highly skilled staff have allowed the Bank to compete aggressively with larger financial institutions. The combination of sophisticated technology and personal service differentiates the Bank from its competition.

The Bank markets to individuals, small to medium-sized businesses and professionals. The Bank offers a full range of banking services through traditional and electronic delivery. Services include: basic business and consumer checking, premium interest-bearing checking, business account analysis, savings, certificates of deposit and other depository services, as well as a broad array of commercial, real estate and consumer loans. Internet account access is available for all personal and business accounts, internet bill payment services are available on most accounts, and a robust online cash management system is available for business customers. The Bank has enhanced its mobile banking application to include mobile deposits.

As of December 31, 2019, MainStreet Bancshares, Inc. had total consolidated assets of $1.3 billion, total net loans of $1.0 billion, total deposits of $1.1 billion and total stockholders’ equity of $137.0 million, and total equity to total assets was 10.73%. For the years ended December 31, 2019 and 2018, our return on average assets was 1.19% and 0.97%, respectively, and our return on average equity was 10.79% and 10.38%, respectively.

We are focused on growing business relationships and building core deposits, profitable loans and non-interest income. We believe that we have a solid franchise that meets the financial needs of our clients and communities by providing an array of personalized products and services delivered by seasoned banking professionals with decisions made at the local level. We strive to be the leading community bank in our markets.

We believe that our core lending and deposit business segments continue to perform well. For the fiscal years ended December 31, 2018 and 2019, our net charge-offs to average loans was 0.00% and 0.09%, respectively. As of December 31, 2019, we had no non-performing loans and $1.2 million in non-performing assets which represented 0.09% of total assets.

Management believes that the Company is well positioned to build on its core performance to continue to grow profitably. Although we have successfully attracted new associates, providing depth and talent in key positions, additional employees and infrastructure are expected to be needed to manage the increasing customer relationships that come with sustained growth.

We are a community-oriented financial institution. Our Bank offers a wide-range of commercial and consumer loan and deposit products, as well as mortgage services to individuals, and small and medium sized businesses in our market. We seek to be the provider of choice for financial solutions to customers who value exceptional personalized service, local decision making, and modern banking technology. Our business involves attracting deposits from local businesses and individual customers and using these deposits to originate commercial, mortgage, and consumer loans in our market area. We also invest in securities consisting primarily of obligations of U.S. government sponsored entities, municipal obligations and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The Federal Reserve and the Virginia State Corporation Commission, through its Bureau of Financial Institutions (the “Bureau”), regulate and monitor operations of the Company and the Bank. We are required to file with the FDIC quarterly financial condition and performance reports. The Federal Reserve and the Bureau of Financial Institutions conduct periodic onsite and offsite examinations. We must comply with a wide variety of reporting requirements and banking regulations. The laws and regulations governing us generally have been promulgated to protect depositors and the federal deposit insurance funds and not to protect shareholders. Additionally, we must bear the cost of compliance with the reporting and regulations; these costs can be significant and may have an effect on our financial performance.

Our executive offices are located at 10089 Fairfax Boulevard, Fairfax, Virginia, and our telephone number is (703) 481-4567. Our internet address is www.mstreetbank.com. The information contained on our website should not be considered part of this Form 10-K, and the reference to our website does not constitute incorporation by reference of the information contained on the website.

Our Market Area. We consider our primary market area to be the northern Virginia counties of Arlington, Fairfax, Loudoun, and Prince William, and the cities of Fairfax, Alexandria, Falls Church, Manassas and Manassas Park, as well as Washington DC and the greater Washington, DC metropolitan area. Our headquarters is located approximately 15 miles west of Washington, D.C., in Fairfax County, Virginia.

Fairfax County:  According to the U.S. Census Bureau, the 2018 estimated population of Fairfax County was approximately 1,150,795 people. The median household income was approximately $117,515, as compared to a national average household income of approximately $57,652.  Approximately 60.7% adults at least 25 years old in this area, have a bachelor’s degree or higher, as compared to approximately 30.9% nationally.  Based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor for September 2019, the unemployment rate was 2.0% for Fairfax County, as compared to a national unemployment rate of 3.3%.  Per the FDIC Summary of Deposits as of June 2018, total deposits in this county were approximately $63.0 billion.

Loudoun County:  According to the U.S. Census Bureau, the 2018 estimated population of Loudoun County was approximately 406,850 people. As of the first quarter 2019, the average household income was approximately $129,588, as compared to a national average household income of approximately $57,652. Approximately 59.8% adults at least 25 years old in this area have a bachelor’s degree or higher, as compared to approximately 30.9% nationally.  Based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor for September 2019, the unemployment rate was 2.0% for Loudoun County, as compared to a national unemployment rate of 3.3%.  Per the FDIC Summary of Deposits as of June 2018, total deposits in this county were approximately $7.0 billion.

Arlington County:  According to the U.S. Census Bureau, the 2018 estimated population of Arlington County was approximately 237,521 people. As of the first quarter 2019, the average household income was approximately $112,138, as compared to a national average household income of approximately $57,652. Approximately 74.1% adults at least 25 years old in this area have a bachelor’s degree or higher, as compared to approximately 30.9% nationally.  Based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor for September 2019, the unemployment rate was 2.2% for Arlington County, as compared to a national unemployment rate of 3.3%.  Per the FDIC Summary of Deposits as of June 2018, total deposits in this county were approximately $49.6 billion.

Prince William County:  According to the U.S. Census Bureau, the 2018 estimated population of Prince William County was approximately 468,011 people. As of the first quarter 2019, the average household income was approximately $103,445, as compared to a national average household income of approximately $57,652. Approximately 40.1% adults at least 25 years old in this area have a bachelor’s degree or higher, as compared to approximately 30.9% nationally.  Based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor for September 2019, the unemployment rate was 2.2% for Prince William County, as compared to a national unemployment rate of 3.3%.  Per the FDIC Summary of Deposits as of June 2018, total deposits in this county were approximately $4.8 billion.

District of Columbia:  According to the U.S. Census Bureau, the 2018 estimated population of the District of Columbia was approximately 702,455 people. As of the first quarter 2019, the average household income was approximately $77,649, as compared to a national average household income of approximately $57,652. Approximately 56.6% adults at least 25 years old in this area have a bachelor’s degree or higher, as compared to approximately 30.9% nationally.  Based on estimates released by the Bureau of Labor Statistics of the U.S. Department of Labor for September 2019, the unemployment rate was 5.3% for the District of Columbia, as compared to a national unemployment rate of 3.3%.  Per the FDIC Summary of Deposits as of June 2018, total deposits were approximately $53.3 billion.

Competitive Strengths. We continually review our product offerings and based on these reviews may selectively add additional products to provide further diversification of our revenue sources and to capture our customers’ full banking relationships. We believe that the following business strengths have been instrumental to the success of our core operations and will enable us to continue profitable growth and to maximize value to our shareholders, while remaining fundamentally sound.

Community Banking Philosophy. We provide our clients with local decision making and individualized service coupled with products and services offered by our larger institutional competitors. As our business lenders, officers, and Bank directors are based in or reside in the communities we serve, we are able to maintain a high-level of involvement in local organizations and establish a strong understanding of the banking needs of the respective communities. We believe that our customer-centric business philosophy and sales approach enables us to build long-term relationships with desirable customers, which enhances the quality and stability of our funding and lending operations. Our mission and philosophy has positioned us well in the communities across our market area and has enabled us to attract and maintain a very talented and experienced management team.

Disciplined Credit Culture. We achieve our strong credit quality by adherence to sound underwriting and credit administration standards and by maintaining long-term customer relationships. All credit decisions between $250,000 and $750,000 require concurrence of a senior lender and Chief Credit Officer. Approvals of credits in excess of $750,000 require full consensus of the Officer’s Loan Committee. We maintain an independent loan review team, and senior management is actively involved with any credits requiring special attention.

Capital Position. The Bank exceeds the regulatory guidelines to be classified as “well capitalized.” Our capital position is strong and has consistently grown. At December 31, 2019, the Bank had a tier 1 leverage capital ratio of 12.12%, a common equity tier 1 risk-based capital ratio of 12.68%, a tier 1 risk-based capital ratio of 12.68%, and a total risk-based capital ratio of 13.50%. We believe that our capital position enhances our ability to grow organically because it enables the Bank to continue lending and to remain focused on our customers’ needs. For additional information, see Note 15 of Notes to Consolidated Financial Statements.

Technology. We have invested in the technology necessary to meet the developing demands of our commercial and retail customers. We utilize a strong core operating system that enables us to efficiently offer high-end deposit and loan products and have partnered with industry-leading internet banking, cash management, mobile banking, and application-based banking to offer a complete banking experience to all customers, regardless of their preference. We participate in an international nationwide automated teller machine network in order to offer our customers ATM transactions at over 55,000 locations in the United States, Canada, United Kingdom and Mexico.

Growth Opportunities. We believe that we can attract new customers and expand our total loans and deposits within our existing market areas through organic growth, strategic branching and possible acquisition opportunities. We expect our market will continue to create opportunities to attract new clients and, in some cases, may become the catalyst for mergers and acquisitions. We expect to grow our loan portfolio, open new branches and consider acquisitions only after rigorous due diligence and substantial quantitative analysis regarding the financial and capital impacts of any such transactions. We believe that maintaining our financial discipline will generate long-term shareholder value.

Lending Activities. The Bank’s primary market focus is on making loans to small businesses, professionals and other consumers in its local market area, along with various aspects of real estate finance. Owner-occupied and investment commercial real estate loans represent the largest segment of the Bank’s loan portfolio. The Bank’s primary lending activities are principally directed to its defined market area in Northern Virginia, as well as the greater Washington, D.C. metropolitan area.

We offer a diversified loan portfolio consisting primarily of commercial business and owner-occupied and investment commercial real estate loans with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while still providing high quality loan products for single-family and multi-family residential borrowers.

Commercial Business Lending. Commercial loans are written for a variety of business purposes, including government contract receivables, plant and equipment, general working capital, contract administration and acquisition lending. Our client base is diverse and we do not have a concentration of commercial business loans in any specific industry segment.

Commercial Real Estate Lending. We finance owner-occupied and investment commercial real estate. Our underwriting policies and processes focus on the client’s ability to repay the loan as well as assessment of the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate those risks by carefully underwriting loans of this type and by following appropriate loan-to-value standards. Commercial real estate loans represent the largest segment of the Bank’s loan portfolio. At December 31, 2019, approximately 12.87% of our loan portfolio related to owner occupied commercial real estate loans, and approximately 27.61% of our loan portfolio related to investment commercial real estate.

Stress testing has become an important component of our organization, including oversight of commercial real estate loans. We have incorporated stress testing into our traditional risk management procedures, which examine the portfolio for expected losses, provision levels, criticized or classified loans, and loan concentrations. Our stress test considerations include:

•	An immediate and sustained increase in interest rates, which would increase interest expense for the borrower;
•	An immediate and sustained increase in vacancy, which would decrease rental income; and
•	An immediate and sustained change in the capitalization rate, or “cap rate,” which would decrease properties’ collateral values.

Real Estate Construction Lending. This segment of our portfolio is predominately residential in nature and is composed of loans with short durations. We offer real estate construction financing to customers that have in place a permanent loan “take-out,” either by the Bank or another institution. Our approach to this type of lending reduces our credit risk, yet offers a competitive product in the marketplace. We also offer construction financing to many local home builders. These loans are also short duration and carefully underwritten with an increased focus on the builder’s reputation and ability to deliver high quality homes on time and within budget.

We also stress test the construction lending portfolio based upon the percentage completion method by stressing the as-is and as-completed appraised values.

Residential Real Estate Lending. The Bank offers a variety of consumer-oriented residential real estate loans both for purchase and refinancing, most of which are brokered to the secondary market. The bulk of our current residential portfolio is made up of home equity loans to individuals. Our home equity portfolio gives the Bank a diverse client base.

Consumer Installment Lending. We offer a broad array of consumer loans including car loans, term loans, and overdraft protection.

Credit Policies and Administration. The Bank has adopted a comprehensive lending policy, which includes a well-defined risk tolerance and stringent underwriting standards for all types of loans. Management believes that it employs experienced lending officers, secures appropriate collateral and carefully monitors the financial conditions of its borrowers.

In addition to the normal repayment risks, all loans in the Bank’s portfolio are subject to the state of the economy and the related effects on the borrower and/or the real estate market. Generally, longer-term loans have periodic interest rate adjustments and/or call provisions. Senior management monitors the loan portfolio closely to ensure that past due loans are minimized and that potential problem loans are addressed swiftly. In addition to the internal business processes employed in the credit administration area, the Bank engages an outside or independent credit review firm to review the loan portfolio. Results of the credit review are used to validate our internal loan ratings and to review independent commentary on specific loans and loan administration activities.

Lending Limit. As of December 31, 2019, our legal lending limit for loans to one borrower was approximately $23.7 million. Our loan policy prescribes a sub-limit to borrowers based upon our determination of each borrower’s credit quality. We routinely participate loan amounts in excess of our policy limits to other financial institutions.

For additional information, see Note 1 and Note 5 of Notes to Consolidated Financial Statements.

Investments and Funding. The Bank balances its liquidity needs based on loan and deposit growth through the investment portfolio and purchased funds. It is the Bank’s goal to provide adequate liquidity to support the loan growth of the Bank. In the event the Bank has excess liquidity, investment securities are used to generate additional income. In the event deposit growth does not fully support the Bank’s loan growth, the Bank will rely upon deposit listing services, borrowed funds, or incorporate a combination of sales of investment securities, federal funds and other purchased/borrowed funds in order to augment the Bank’s funding position.

The current investment policy authorizes the Bank to invest in debt securities issued by the United States Government, agencies of the United States Government, or United States Government-sponsored enterprises. The policy permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. The investment policy also permits investments in federal funds and deposits in other insured institutions. In addition, management is authorized to invest in investment grade state and municipal obligations, and private mortgage-backed securities. The Bank does not engage in any hedging or trading activities in its investment portfolio.

Generally accepted accounting principles require that, at the time of purchase, the Bank designate a security as “held-to-maturity,” “available-for-sale,” or “trading,” depending on our ability and intent to hold such security. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. The Bank does not maintain a trading portfolio. Establishing a trading portfolio would require specific authorization by the Board of Directors.

The investment portfolio is actively managed and consists of investments classified as available-for-sale and held-to-maturity. Under available-for sale classification, investment instruments may be sold as deemed appropriate by management. On a monthly basis, the investment portfolio is marked to market as required by ASC 320. Additionally, the investment portfolio is used to balance the Bank’s asset and liability position. The Bank invests in fixed rate or floating rate instruments as necessary to reduce interest rate risk exposure.

At December 31, 2019, the held-to-maturity portfolio, which is primarily composed of municipal securities and is carried at amortized cost, totaled $23.9 million. At that date, the available-for-sale portfolio, which is composed of U.S. Treasury securities, collateralized mortgage-backed securities, subordinated debt of other financial institutions and U.S. Government agency securities and is carried at fair value, totaled $92.8 million. For additional information, See Note 3 of Notes to Consolidated Financial Statements.

Subordinated Notes. On December 30, 2016, the Company completed the issuance and sale of $14.3 million in aggregate principal amount of fixed-to-floating rate subordinated notes in a private placement transaction to various accredited investors. During the first quarter of 2017, an additional $700 thousand of subordinated notes was issued for a total issuance of $15.0 million. The net proceeds of the offering supported growth and were used for other general business purposes. The notes have a maturity date of December 31, 2026 and have an annual fixed interest rate of 6.25% until December 31, 2021. Thereafter, the notes will have a floating interest rate based on three-month LIBOR rate plus 425 basis points (4.25%) (computed on the basis of a 360-day year of twelve 30-day months) from and including January 1, 2022 to the maturity date or any early redemption date. Interest will be paid semi-annually, in arrears, on July 1 and January 1 of each year during the time that the notes remain outstanding through the fixed interest rate period or earlier redemption date. Interest will be paid quarterly, in arrears, on April 1, July 1, October 1 and January 1 throughout the floating interest rate period or earlier redemption date.

Deposit Activities. Deposits are the major source of funding for the Bank. The Bank offers a broad array of deposit products that include demand, NOW, money market and savings accounts as well as certificates of deposit. The Bank typically pays a competitive rate on the interest-bearing deposits. As a relationship-oriented organization, we seek generally to obtain deposit relationships with our loan clients.

We offer a full range of consumer and commercial deposit products, including on-line banking with bill pay, cash management, sweep accounts, wire transfer, check imaging, remote deposit capture and courier services.

As the Bank’s overall balance sheet positions dictate, we may become more or less competitive in our interest rate structure as our liquidity position changes. Additionally, we may use wholesale deposits through sources such as deposit listing services, school systems, government entities and other sources to augment our funding position.

We can also arrange for FDIC insurance for deposits up to $140 million through CDARS, the Certificate of Deposit Account Registry Service, which provides a convenient method for a depositor to enjoy full FDIC insurance on deposits up to $140 million through a single banking relationship.

For additional information on deposits, see Note 8 of Notes to Consolidated Financial Statements.

Payment Service Solutions.  Beginning in 2016, the Board and management identified an opportunity for alternative sources of low-cost deposits and fee income.  We determined that Financial Technology (FinTech) firms were strong and growing nationwide, and we expanded our strategic plan to include banking customers that require payment service solutions.

Bank management and the Board understand that businesses operating in this space require enhanced vetting and due diligence prior to boarding and thereafter, enhanced risk monitoring (including independent risk auditing) on an ongoing basis throughout the life of the relationship.

Consistent with our culture, we have worked over the past four years to develop an infrastructure to identify, measure, monitor and control the risks associated with payment systems.  We started with one “Beta” customer in 2016.  During a period of initial development, the Bank designed and implemented comprehensive legal, strategic, procedural and policy documents to guide business opportunities.

In 2018, the total volume of cashless payments in the United States reached approximately $97 trillion. The percentage of Americans using payment apps rose to 60%, and 2019 saw a surge of new payment methods, technologies and the increasing general acceptance of alternative currencies such as Bitcoin, Ripple, and Etherium entering the financial lexicon of the average consumer.

Based upon recent activity, we assume that 2020 will continue to show growth in the variety of payment solutions. The companies providing payments to consumers are a mix of old and new and are currently dependent upon traditional banking and payment systems to offer their services to consumers.

While there have been attempts to divest this dependency, most notably by the efforts of the Office of the Comptroller of the Currency  (the “OCC”) with the FinTech Charter, it is clear that at least for now there is a growing opportunity for banks to continue to partner with payment companies. As this industry develops, there is an anticipated opportunity for stable and dependable banks to provide the backbone of the payment industry. In fact, the greatest need is expected to be a bank who is fully prepared to navigate the complex regulatory environment with a strong risk-based approach.

MainStreet Bank is fully committed to support the payments industry. We recognize that, in many cases, payments companies fulfill a critical need to the communities that they serve. We see this as an extension of our mission as well as the OCC’s mission of financial inclusion. It is the goal of the Bank to continue to provide strong partnership and thought leadership in the payments industry.

Competition. We face significant competition for the origination of loans and the attraction of deposits. Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. Our most direct competition for deposits has historically come from other financial institutions operating in our market area. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.

Employees

At December 31, 2019, the Company had 126 full-time employees and no part-time employees.

Supervision, Regulation and Other Factors

General. As a bank holding company, the Company is subject to extensive regulation under the Bank Holding Company Act of 1956, as amended, and to the examination and reporting requirements of the Federal Reserve. The Company is also subject to the rules and regulations of the SEC under the federal securities laws.

As a Virginia-chartered bank that is a member of the Federal Reserve System, the Bank is subject to regulation, supervision and examination by the Bureau and the Federal Reserve. State and federal laws also govern the activities in which the Bank engages, the investments that it makes and the aggregate amount of loans that may be granted to one borrower. The Bureau and the Federal Reserve also regulate the branching authority of the Bank. In addition, various consumer and compliance laws and regulations affect the Bank’s operations.

The earnings of the Company’s subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes some of the significant state and federal and state laws to which the Company and the Bank are subject. To the extent that statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations that govern us may be amended from time to time. Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.

Financial Regulatory Reform. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, imposed various new restrictions on, and an expanded framework of regulatory oversight for, financial entities, including depository institutions and their holding companies.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations, including certain of those implemented under the Dodd-Frank Act. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends some aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Certain of these changes could result in meaningful regulatory changes for community banks and their holding companies, such as the Bank and the Company.

In February 2020, the Bank applied to the OCC to convert from a Virginia-chartered bank to a national banking association. Assuming that the OCC approves the Bank’s application and the charter conversion is completed, the Bank will become subject to regulation, supervision and examination by the OCC rather than by the Bureau and the Federal Reserve. Following the proposed charter conversion, the Bank’s business activities, investments and legal lending limit will be governed by the National Bank Act and the regulations and rulings of the OCC. While the applicable provisions of the National Bank Act and OCC regulations differ in various ways from Virginia law and the regulations of the Federal Reserve, the Bank’s management has determined that any such differences would have no material effect on the operations of the Bank. Furthermore, the branching authority of the Bank will remain the same following the proposed charter conversion, and its operations will remain subject to the same consumer and compliance laws and regulations.

The Regulatory Relief Act, among other matters, expands the definition of qualified mortgages that may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. See “-Regulation of the Bank – Regulatory Capital Requirements.” In addition, the Regulatory Relief Act includes certain regulatory relief regarding such matters as call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

Regulation of the Bank. The Bank is subject to regulation and supervision by the Bureau and by the Federal Reserve, which regulation and supervision extends to all aspects of its operations, including but not limited to requirements concerning an allowance for loan losses, lending and mortgage operations, interest rates received on loans and paid on deposits, the payment of dividends to the Company, loans to officers and directors, mergers and acquisitions, capital adequacy, and the opening and closing of branches.

As a state-chartered bank that is a member of the Federal Reserve System, the Bank is subject to periodic examinations by the Bureau and by the Federal Reserve Bank of Richmond. In these examinations, the examiners assess compliance with state and federal banking regulations and the safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and employee compensation and benefits. The Regulatory Relief Act increases the asset threshold for depository institutions qualifying for an 18-month on-site examination cycle from $1 billion to $3 billion in total consolidated assets.

The Bureau and the Federal Reserve have enforcement responsibility over the Bank and the authority to bring actions against the Bank and certain institution-affiliated parties, including officers, directors, and employees, for violations of laws or regulations and for engaging in unsafe and unsound practices. Formal enforcement actions include the issuance of a capital directive or cease and desist order, civil money penalties, removal of officers and/or directors, and receivership or conservatorship of the institution.

As noted above, the Bank has applied to the OCC for approval of the Bank’s conversion from a Virginia-chartered bank to a national bank. Upon completion of the proposed conversion, the Bank will be subject to regulation, supervision and examination by the OCC rather than by the Bureau and the Federal Reserve, and the enforcement authority of the OCC will replace that of the Bureau and the Federal Reserve. The Bank’s conversion to a national bank, and the OCC’s replacement of the Bureau and the Federal Reserve as the Bank’s regulatory and supervisory authority, are not expected to have any material effect on the Bank’s operations.

Insurance of Deposit Accounts.  The FDIC insures deposits at federally insured financial institutions like the Bank.  Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

The FDIC charges insured depository institutions assessments to maintain the Deposit Insurance Fund. Assessment rates for small institutions (those with less than $10 billion in assets) are based on an institution’s weighted average CAMELS component ratings and certain financial ratios and are applied to the institution’s assessment base, which equals its average total assets minus its average tangible equity. Currently, assessment rates (which are subject to certain adjustments) range from 3 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 6 to 30 basis points for those with a CAMELS composite score of 3, and 16 to 30 basis points for those with CAMELS Composite scores of 4 or 5.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what the FDIC assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Regulatory Capital Requirements.  The Bank is required to maintain specified levels of regulatory capital under federal banking regulations. The capital requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

A new comprehensive regulatory capital framework, implementing the regulatory capital reforms required by the Dodd-Frank Act as well as by the Basel Committee on Banking Supervision, became effective January 1, 2015 (with certain final changes taking effect on January 1, 2019).  The currently effective capital rule requires the maintenance of “Common Equity Tier 1” (“CET1”) capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The rule also established a minimum leverage ratio of at least 4% Tier 1 capital to average consolidated assets. In addition to the above minimum requirements, the capital rule limits capital distributions and certain discretionary bonus payments if a banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement effectively increases the minimum required risk-based capital ratios to 7% for CET1, 8.5% for Tier 1 capital and 10.5% for Total capital.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the capital regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to non-residential mortgage loans that are 90 days past due or otherwise on non-accrual status, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

Under applicable federal statute, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the implementing regulations, in order to be considered well-capitalized, a bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%.  In order to be considered adequately capitalized, a bank must have the minimum capital ratios required by the regulatory capital rule described above.  Institutions with lower capital ratios are assigned to lower capital categories.  Based on safety and soundness concerns, a bank may be assigned to a lower capital category than would otherwise apply based on its capital ratios.  A bank that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.  A bank that is not at least adequately capitalized is subject to numerous additional restrictions, and a guaranty by its holding company is required.  A bank with a ratio of tangible equity to total assets of 2.0% or less is subject to the appointment of the FDIC as receiver if its capital level does not improve within 90 days

As of December 31, 2019, the Bank was in compliance with all regulatory capital standards and qualified as “well capitalized.” See Note 15 of Notes to Consolidated Financial Statements.

The Regulatory Relief Act, enacted in May 2018, simplified the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of tangible equity capital divided by average consolidated assets (“CBLR”) of between 8 and 10 percent. Under the statute, any qualifying depository institution or holding company that maintains a leverage ratio exceeding the CBLR will be considered to satisfy the generally applicable leverage and risk-based regulatory capital requirements.

On September 17, 2019 the federal banking agencies issued a final rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Regulatory Relief Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

The CBLR framework will be available for banks to use in their March 31, 2020 Call Report.

Transactions with Related Parties.  The Bank is subject to the Federal Reserve’s Regulation W, which comprehensively implements the restrictions of Sections 23A and 23B of the Federal Reserve Act on transactions between a bank and its “affiliates.” The sole “affiliate” of the Bank, as defined in Regulation W, is the Company.

Section 23A and the implementing provisions of Regulation W generally place limits on the amount of a bank’s loans or extensions of credit to, investments in, or certain other transactions with its affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23B and Regulation W generally require a bank’s transactions with affiliates to be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

Community Reinvestment Act and Fair Lending Laws.  All insured depository institutions have a responsibility under the Community Reinvestment Act of 1977 (the “CRA”) and federal regulations thereunder to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state-chartered Federal Reserve member bank like the Bank, the Federal Reserve is required to assess our record of meeting the credit needs of our entire community. The CRA requires the Bank’s record of compliance with the CRA to be taken into account in the evaluation of applications by the Bank or the Company for approval of an expansionary proposal, such as a merger or other acquisition of another bank or the opening of a new branch office. The Bank received a “satisfactory” CRA rating in its most recent assessment received on October 10, 2019 by the Federal Reserve.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A failure to comply with the Equal Credit Opportunity Act or the Fair Housing Act could result in enforcement actions by a bank’s principal federal regulatory agency, as well as by other federal regulatory agencies or the Department of Justice.

Other Consumer Protection Laws.  In connection with our deposit-taking, lending and other activities, the Bank’s lending and deposit-taking operations are subject to numerous federal and state laws designed to protect consumers. The Consumer Financial Protection Bureau (“CFPB”) issues regulations and standards under the federal consumer protection laws, which include, among others, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Electronic Fund Transfer Act, the Truth in Savings Act, the Fair Credit Reporting Act, and the Dodd-Frank Act’s prohibition on unfair, deceptive or abusive acts or practices.  The Bank’s consumer financial products and services are subject to examination by the Federal Reserve for compliance with these and other CFPB regulations and standards.

In addition, customer privacy statutes and regulations limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. These laws require us to provide notice to our customers regarding privacy policies and practices and to give our customers an option to prevent their non-public personal information from being shared with non-affiliated third parties or with our affiliates.

Bank Secrecy Act / Anti-Money Laundering Laws.  The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the federal banking agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital; or
•

Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.

Regulation of the Company. As a bank holding company under the Bank Holding Company Act, we are subject to regulation, supervision, and examination by the Federal Reserve. We are required to file quarterly reports with the Federal Reserve and provide such additional information as the Federal Reserve may require. The Federal Reserve has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. We are also required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC.

Regulatory Capital Requirements. The federal regulatory capital rules apply to all depository institutions as well as to bank holding companies with consolidated assets of $3 billion or more. However, the regulatory capital requirements generally do not apply on a consolidated basis to a bank holding company with total consolidated assets of less than $3 billion unless the holding company: (1) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (2) conducts significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; or (3) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission. The Federal Reserve may apply the regulatory capital standards at its discretion to any bank holding company, regardless of asset size, if such action is warranted for supervisory purposes.

Because the Company has total consolidated assets of less than $3 billion and does not engage in activities that would trigger application of the federal regulatory capital rules, it is not at present subject to consolidated capital requirements under the such rules.

Acquisitions.  Under the Bank Holding Company Act, we are required to obtain the prior approval of the FRB to acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank holding company or bank or merge or consolidate with another bank holding company. Federal law authorizes bank holding companies to make interstate acquisitions of banks without geographic limitation.

Permissible Activities.  In general, the Bank Holding Company Act limits the activities of a bank holding company to those of banking, managing or controlling banks, or any other activity that the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities. Bank holding companies that qualify and elect to be treated as “financial holding companies” may engage in a broad range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance agency and underwriting, and making merchant banking investments. We have not made an election to be treated as a financial holding company.

Incentive Compensation. Federal banking agencies have issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. In accordance with the Dodd-Frank Act, the federal banking agencies prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions (generally institutions that have over $1 billion in assets) and are deemed to be excessive, or that may lead to material losses.

The Federal Reserve will review, as part of its standard, risk-focused examination process, the incentive compensation arrangements of banking organizations (such as the Company) that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. The scope and content of the U.S. banking regulators’ policies on executive compensation is likely to continue to evolve. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Source of Strength.  Under the Bank Holding Company Act, a bank holding company is required to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. Under this source of strength doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank. The FRB may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize its ability to commit resources to such subsidiary bank. A capital injection may be required at times when the holding company does not have the resources to provide it.

In addition, any loans by a holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, the bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations.

Payment of Dividends. The Company is subject to various restrictions relating to the payment of dividends. The Federal Reserve has issued guidance indicating that bank holding companies should generally pay dividends only if the company’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve’s guidance also states that a bank holding company should inform and consult with its regional Federal Reserve Bank in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure.  In addition, under Virginia law, the Company generally may not pay dividends or distributions to holders of common stock if it would be unable to pay its debts as they become due in the ordinary course of business or if its total assets would be less than the sum of its total liabilities plus the amount of the liquidation preference of any class of shares with superior rights than common stock.

As the majority of the Company’s revenues result from dividends paid to the Company by the Bank, the Company’s ability to pay dividends to our shareholders largely depends on the receipt of such dividends from the Bank. The Bank is subject to various laws and regulations limiting the amount of dividends that it can pay. Under Virginia law, without the permission of the Virginia State Corporation Commission, a state bank may not pay dividends, except from retained earnings. Under federal law applicable to state-chartered Federal Reserve member banks, a bank may not declare or pay a dividend without prior Federal Reserve approval if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank’s net income during the current calendar year and the retained net income of the prior two calendar years. The Federal Reserve may also object to a proposed dividend based on safety and soundness concerns. Upon the completion of the Bank’s proposed conversion to a national banking association, dividends by the Bank, as a national bank, will be subject to restriction under the National Bank Act and regulations of the OCC rather than under Virginia law and the regulations of the Federal Reserve. The OCC’s regulatory dividend restrictions are effectively the same as those of the Federal Reserve: a national bank may not declare or pay a dividend without prior OCC approval if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank’s net income during the current calendar year and the retained net income of the prior two calendar years.

No insured depository institution may pay a dividend if, after paying the dividend, the institution would be undercapitalized. In addition, as noted above, if the Bank does not maintain the capital conservation buffer required by applicable regulatory capital rules, its ability to pay dividends to the Company will be limited.

Federal Securities Law. The Company’s common stock is registered under Section 12(b) of the Exchange Act, and the Company is subject to the periodic reporting and other requirements of the SEC under Section 12(b) of the Exchange Act.

Item 1A. Risk Factors

This section highlights the material risks that the Company currently faces. Any of the risks described below could materially adversely affect our business, financial condition, and results of operations.

Our business, like that of most banking organizations, is highly susceptible to credit risk.

As a lender, the Bank is exposed to the risk that customers will be unable to repay their loans according to terms of the loan agreements and that the collateral securing payment of the loans (if any) may not be sufficient to assure repayment. Credit losses could have a material adverse effect on our operating results and financial condition.

We have significant exposure to risks associated with commercial and residential real estate.

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including construction and residential and commercial mortgage loans. As of December 31, 2019, we had approximately $134.1 million of owner-occupied and $287.8 million of investment commercial real estate loans outstanding, which represented approximately 12.9% and 27.6%, respectively, of our loan portfolio as of December 31, 2019. As of that same date, we had approximately $272.6 million of construction real estate loans and $150.8 million of residential real estate loans, which represent 26.1% and 14.5% respectively.

The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by local and national economic developments that are not controllable or entirely foreseeable by us or our borrowers. As a result:

•

we have a greater risk of loan defaults and losses in the event of economic weaknesses associated with commercial and residential real estate in our market area and nationally, which may have a negative effect on the ability of our borrowers to timely repay their loans; and

•

loan concentrations and the associated risks related to commercial and residential real estate may pose additional regulatory credit risk concerns, including interest rate risk due to maturity considerations, liquidity risk due to funding considerations and risks to earnings and capital.

Since we engage in lending secured by real estate and may be forced to foreclose on the collateral property and own the underlying real estate, we may be subject to the increased costs and risks associated with the ownership of real property, which could have an adverse effect on our business and results of operations.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans, in which case, we become exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including:

•	general or local economic conditions;
•	environmental clean-up liabilities;
•	neighbourhood values;
•	interest rates;
•	real estate tax rates;
•	operating expenses of the foreclosed properties;
•	supply of and demand for rental units or properties;
•	ability to obtain and maintain adequate occupancy of the properties;
•	zoning laws;
•	governmental rules, regulations and fiscal policies; and
•	extreme weather conditions or other natural or man-made disasters.

Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may also adversely affect our operating expenses.

Commercial and industrial loans may expose us to greater financial and credit risk than other loans.

Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans, including less collateral at liquidation. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risks associated with these types of loans result from several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to additional risks for us under applicable environmental laws. If hazardous substances were to be discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

The small-to-midsized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could have a material adverse effect on our business, financial condition and results of operations.

We focus our business development and marketing strategy primarily on small-to-midsized businesses. Small-to-midsized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small-to-midsized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small-to-midsized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, this, in turn, could have a material adverse effect on our business, financial condition and results of operations.

The borrowing needs of our customers may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2019, we had $251.5 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching.

Our business strategy includes evaluating strategic opportunities to grow through de novo branching, and we believe that banking location expansion has been meaningful to our growth since inception. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking location and successfully integrate and promote our corporate culture; poor market reception for de novo banking locations established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with our anticipated growth through de novo branching could have an adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may not be adequate to cover actual future losses.

We maintain an allowance for loan losses to cover estimable and observable loan losses inherent in our portfolio. Every loan we make carries a certain risk of non-repayment, and we make various assumptions and judgments about the collectability of our loan portfolio including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Excessive loan losses could have a material adverse impact on our financial condition and results of operations.

We may be required to increase our provisions for loan losses and to charge off loans in the future, which increases and charges could materially adversely affect us.

There is no precise method of predicting the timing of loan losses. We can give no assurance that our allowance for loan losses is or will be sufficient to absorb actual loan losses. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s estimable and observable losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific impaired loans, trends in historical loss experience, delinquency trends, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses.

In addition, bank regulatory agencies periodically review our allowance for loan losses and may require us to increase the provision for loan losses or to recognize further loan charge-offs, based on judgments that differ from those of management. If loan charge-offs in future periods exceed our allowance for loan losses, we will need to record additional provisions to increase our allowance for loan losses. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for loan losses. Generally, increases in our allowance for loan losses will result in a decrease in net income and shareholders’ equity, and may have a material adverse effect on our financial condition, results of operations and cash flows. Material additions to our allowance could also materially decrease our net income.

The Company may be required to increase its allowance for credit losses as a result of a recently issued accounting standard.

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

The revised methodology required by ASU 2016-13, which will be effective for the Company beginning after December 15, 2022, represents a significant change from existing GAAP and may result in material changes to the Company’s accounting for financial instruments. For most debt securities, the transition approach requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period the guidance is effective. For other-than-temporarily impaired debt securities, the guidance will be applied prospectively. The Company will record a one-time adjustment to its credit loss allowance, as of the beginning of the first quarter of 2023, equal to the difference between the amounts of its credit loss allowance under the incurred loss methodology and under CECL. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations. In anticipation of the ASU, the Company is working with a third party to compile data and develop an estimate using historical and qualitative data based on the requirements of ASU 2016-13.

A significant portion of our loan portfolio is unseasoned.

Since December 31, 2016, our loan portfolio has increased approximately 115.5%, from $464 million at December 31, 2016 to $1.0 billion at December 31, 2019. While we believe our underwriting standards are designed to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the recent origination of many of our loans.  As a result, it is difficult to determine whether these loans will become non-performing or delinquent, or whether we will hold non-performing or delinquent loans that may adversely affect our future performance.

New lines of business, products, product enhancements or services may subject us to additional risks.

From time to time, we implement new lines of business, or offer new products and product enhancements as well as new services within our existing lines of business and we will continue to do so in the future. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have an adverse impact on our business, financial condition or results of operations.

In 2016, we added a new funding source by way of facilitating payment services. We are continuing to identify and solicit new customers in need of these specialized services. The primary reasons for expanding into payment services are to secure an additional source of low-cost deposits and to capture additional fee income. A bank’s risks when dealing with a processor account are similar to risks from other activities in which customers conduct transactions through the bank on behalf of the customers’ clients. It is necessary for a bank to implement an adequate processor approval, monitoring and auditing program that extends beyond credit risk management and is conducted on an ongoing basis. When a bank is not able to identify and understand the nature and source of transactions processed through accounts, the bank’s risks and the likelihood of suspicious activity can increase.  Without these precautions, a bank could be vulnerable to processing illicit or sanctioned transactions.

Strong competition within our market area could reduce our profits and slow growth.

We face competition in making loans, attracting deposits and hiring and retaining experienced employees. Price competition for loans and deposits may result in our charging lower interest rates on loans and paying higher interest rates on deposits, thereby reducing our net interest income. Price competition also may limit our ability to originate loans. Competition makes it more difficult and costly to attract and retain qualified employees.

Changes in interest rates may negatively affect our earnings, income and financial condition as well as the value of our assets.

Our earnings and cash flows depend substantially upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

In an attempt to help the overall economy, the Federal Reserve has kept interest rates low through its targeted Fed Funds rate. During 2018, the Federal Reserve increased the targeted Fed Funds rate four times, each time by 25 basis points, however, in 2019, the Fed Reserve decreased the targeted Fed Funds rate three times, each time by 25 basis points. The Federal Reserve has indicated that further changes would be subject to economic conditions. As the Federal Reserve increases and decreases the targeted Fed Funds rate, overall interest rates will likely be impacted.

Changes in monetary policy, including changes in interest rates, not only could influence the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (1) our ability to originate loans and obtain deposits; (2) the fair value of our financial assets and liabilities, including our securities portfolio; and (3) the average duration of our interest-earning assets. Interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and interest rate relationships may change across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms that are acceptable to us, could be impaired by factors that affect us specifically or the financial services industry or the economy in general. Factors that could detrimentally affect our access to liquidity sources include, among other things, a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated and an adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.

Among other sources of funds, we rely heavily on deposits for funds to make loans and provide for our other liquidity needs. However, our loan demand has historically exceeded the rate at which we have been able to build core deposits for which there is substantial competition from a variety of different competitors, so we have relied on interest-sensitive deposits, including wholesale deposits, as sources of funds. Those deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those deposits when they mature, or we may have to pay a higher rate of interest to attract or retain them or to replace them with other deposits or with funds from other sources. Not being able to attract deposits, or to retain or replace them as they mature, would adversely affect our liquidity. Paying higher deposit rates to attract, retain or replace those deposits could have a negative effect on our interest margin and operating results.

We may face increasing deposit-pricing pressures, which may, among other things, reduce our profitability.

Deposit pricing pressures may result from competition as well as changes to the interest rate environment. Current economic conditions have intensified competition for deposits. The competition has had an impact on interest rates paid to attract deposits as well as fees charged on deposit products. In addition to the competitive pressures from other depository institutions, we face heightened competition from non-depository financial products such as securities and other alternative investments.

Furthermore, technology and other market changes have made it more convenient for bank customers to transfer funds for investing purposes. Bank customers also have greater access to deposit vehicles that facilitate spreading deposit balances among different depository institutions to maximize FDIC insurance coverage. In addition to competitive forces, we also are at risk from market forces as they affect interest rates. It is not uncommon when interest rates transition from a low interest rate environment to a rising rate environment, for deposit and other funding costs to rise in advance of yields on earning assets. In order to keep deposits required for funding purposes, it may be necessary to raise deposit rates without commensurate increases in asset pricing in the short term.

Changes in general business, economic and political conditions, especially in Northern Virginia, could adversely affect our earnings.

In recent years there has been improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher equities markets. However, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties have also arisen regarding the impact that actions and policies of the Trump administration may have on economic and market conditions.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. The substantial majority of our loans are to individuals and businesses in Northern Virginia. Consequently, significant declines in the economy in Northern Virginia could have a materially adverse effect on our financial condition and results of operations.

Additionally, the emergence of widespread health emergencies or pandemics, such as the potential spread of coronavirus (“Covid-19”), could lead to quarantines, business shutdowns, increases in unemployment, labor shortages, disruptions to supply chains, and overall economic instability. Events such as these may become more common in the future and could cause significant damage such as disrupt power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, which could result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Historically low interest rates may adversely affect our net interest income and profitability.

In recent years it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at historically low levels. As discussed above, rates are fluctuating, and due to a number of factors including changes in monetary policies of the Federal Reserve, will likely continue to fluctuate.

Additional required capital may not be available.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control, and on our financial performance. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

The Tax Cuts and Jobs Act may have an unanticipated impact on our business.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Act”) into law. The Act contains the most extensive changes to the Internal Revenue Code in over 30 years. Among other things, the Tax Act reduces the federal corporate tax rate from a maximum of 35% to a flat 21%, doubles the standard deduction for individuals, limits the deductibility of state and local income, property and sales taxes by individuals to $10,000 per year, eliminates the deductibility of interest on home equity loans, and eliminates the deductibility of interest on new home mortgages in excess of $750,000 (down from $1.0 million previously). The Act also eliminates loss carrybacks and limits the deductibility of loss carryforwards to 80% of current-year taxable income. The Act allows 100% expensing for all non-real property capital expenditures for five years but limits the deductibility of net interest expense (interest expense minus interest income) to 30% of taxable income for businesses with average annual gross receipts of more than $25 million.

While we expect to benefit from the lower federal tax rate in the future, the lower tax rate reduced the value of existing other deferred tax assets, which we were required to revalue during the 2017 fiscal year. Lower tax rates will also reduce the attractiveness of certain tax-advantaged bank investments such as municipal bonds and bank-owned life insurance. Various other provisions of the Act could have unanticipated effects on the business of the Bank. By reducing the tax advantages of home ownership through its limits on the deductibility of mortgage interest and property taxes and the elimination of the deductibility of interest on certain home equity loans, the Act could affect demand for housing and residential mortgages in the future. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, as such an impact could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. The higher standard deduction could also affect mortgage financing by reducing the number of taxpayers who itemize deductions and therefore benefit from these deductions. Furthermore, the lower corporate tax rates and new limits on the deductibility of net interest expense may reduce demand for loans from larger business borrowers and increase competition for lending to smaller business borrowers.

We operate in a highly regulated environment, and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Federal Reserve, our primary federal regulator, the Virginia Bureau of Financial Institutions, our chartering authority and the FDIC, as insurer of our deposits. Such regulation and supervision govern the activities in which we and the Bank may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock. Various consumers and compliance laws also affect our operations.

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.

Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

The earnings of the Bank, and therefore the earnings of the Company, are affected by changes in federal and state legislation and actions of various regulatory authorities.

The Bank may be required to pay significantly higher FDIC premiums or special assessments that could adversely affect its earnings.

The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. As a result, the Bank may be required to pay significantly higher premiums or additional special assessments that could adversely affect the Bank’s earnings. If the rate of bank failures materially increases, or if the cost of resolving prior failures exceeds expectations, the FDIC may impose still higher FDIC premiums. Any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

The Bank has become subject to more stringent regulatory capital requirements.

The Bank is subject to the comprehensive, consolidated supervision and regulation of the FRB and the Bureau of Financial Institutions, including risk-based and leverage capital requirements. The Bank must maintain certain risk-based and leverage capital ratios as required by our banking regulators, which can change depending on general economic conditions and on the Bank’s particular condition, risk profile and growth plans. If at any time we fail to meet minimum regulatory capital standards or other regulatory requirements, our financial condition would be materially and adversely affected.

In addition, the capital requirements implemented by the federal banking regulators under Basel III could, among other things, result in lower returns on invested capital, adversely affect our ability to pay dividends or repurchase shares, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Compliance with current or new capital requirements may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels.  Additional information, including the Bank’s compliance with applicable capital requirements at December 31, 2019, is provided in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

We extend credit to a variety of customers based on internally established standards and judgment. We manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Our credit standards and ongoing process of credit assessment might not protect us from significant credit losses.

We take credit risk by virtue of making loans, extending loan commitments and letters of credit and, to a lesser degree, purchasing non-governmental securities. Our exposure to credit risk is managed through the use of consistent underwriting standards, and we avoid highly leveraged transactions as well as excessive industry and other concentrations. Our credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. While these procedures are designed to provide us with the information needed to implement policy adjustments where necessary, and to take proactive corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

We will depend on our management team to implement our business strategy and execute successful operations, and we could be harmed by the loss of their services.

We are dependent upon the services of the members of our senior management team who direct our strategy and operations. Members of our senior management team, as well as commercial lending specialists who possess expertise in our markets and key business relationships, could be difficult to replace. The loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to retain or hire the people we want or need. In order to attract and retain qualified employees, we must compensate our employees at market levels. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, our performance, including our competitive position, could suffer, and, in turn, adversely affect our business, financial condition and results of operations. The number of experienced banking professionals in our markets may not be the same as in certain other markets.

The decreased soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led in the past to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral that we hold cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan. We cannot assure you that any such losses would not materially and adversely affect our business, financial condition or results of operations.

Our financial performance will be negatively affected if we are unable to execute our growth strategy.

Our stated growth strategy is to grow organically and supplement that growth with select acquisitions, if available. Our success depends primarily on generating loans and deposits of acceptable risk and expense. There can be no assurance that we will be successful in continuing our organic, or internal, growth strategy. Our ability to identify appropriate markets for expansion, recruit and retain qualified personnel, and fund growth at reasonable cost, depends upon prevailing economic conditions, maintenance of sufficient capital, competitive factors, changes in banking laws, and other factors.

We cannot be certain as to our ability to manage increased levels of assets and liabilities without increased expenses and higher levels of nonperforming assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely affect earnings, shareholder returns, and our efficiency ratio. Increases in operating expenses or nonperforming assets may decrease our earnings and the value of the Company’s common stock.

We face risks related to our operational, technological and organizational infrastructure.

Our ability to grow and compete is dependent on the Bank’s ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand. In our case, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. As discussed below, we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems that the Bank uses both to interface with customers and to manage internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

We continuously monitor our operational and technological capabilities and make modifications and improvements as circumstances warrant. In some instances, the Bank may build and maintain these capabilities itself. We outsource many of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact the Bank and over which it may have limited control. We also face risk from the integration of new infrastructure platforms and/or new third-party providers of such platforms into the Bank’s existing businesses.

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our business, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

Our business is dependent on our ability to process and monitor, on a daily basis, a number of transactions. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond the Bank’s control, such as a spike in transaction volume, cyber-attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure. In addition, as interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems.

If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Bank’s computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’ operations, which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss.

Potential costs of a cyber incident may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.

We maintain an insurance policy through the Bank’s blanket bond at the maximum of currently available limits.  However, we cannot assure you that this policy would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should the Bank experience any one or more of our or a third party’s systems failing or experiencing attack.

We rely on third parties to provide key components of our business infrastructure, and a failure of these parties to perform for any reason could disrupt our operations.

Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, core application processing, statement production and account analysis. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated, system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have an adverse effect on our business, financial condition and results of operations.

Reputational risk and social factors may impact our results.

Our ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of our business practices and/or our financial health. Adverse perceptions could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which the Bank engages with its customers and the products the Bank offers. Adverse reputational impacts or events may also increase our litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.

We could be subject to losses, regulatory action or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our employees and vendors.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, and the terms of any such transaction, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements, property appraisals, title information, employment and income documentation, account information and other financial information. We may also rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Any such misrepresentation or incorrect or incomplete information, whether fraudulent or inadvertent, may not be detected prior to funding. In addition, one or more of our employees or vendors could cause a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our loan documentation, operations or systems. Whether a misrepresentation is made by the applicant or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations may also be difficult to locate, and we may be unable to recover any of the monetary losses we may suffer as a result of the misrepresentations. Any of these developments could have an adverse effect on our business, financial condition and results of operations.

We may be subject to increased litigation which could result in legal liability and damage to our reputation.

We may be named from time to time as a defendant in litigation relating to its business and activities. Litigation may include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self- regulatory agencies regarding its business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

In addition, in recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders.

Substantial legal liability or significant regulatory action against the Company could materially adversely affect its business, financial condition or results of operations, or cause significant harm to our reputation.

We are subject to environmental liability risk associated with our lending activities.

In the course of our business, we may purchase real estate, or we may foreclose on and take title to real estate. Although we exercise prudent due diligence when making loans, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could cause an adverse effect on our business, financial condition and results of operations.

We are subject to claims and litigation pertaining to intellectual property.

Banking and other financial services companies, such as ours, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to us by our vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations and distracting to management. If we are found to infringe one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have an adverse effect on our business, financial condition and results of operations.

If we do not adjust to rapid changes in the financial services industry, our financial performance may suffer.

We face substantial competition for customer relationships, as well as other sources of funding in the communities it serves. Competing providers include other banks, savings institutions and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, title companies, money market funds and other financial and nonfinancial companies which may offer products functionally equivalent to those offered by the Bank. Many competing providers have greater financial resources than we do and offer services within and outside the market areas we serve. In addition to this challenge of attracting and retaining customers for traditional banking services, our competitors include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that financial institutions have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If we are unable to adjust both to increased competition for traditional banking services and changing customer needs and preferences, our financial performance and your investment in our common stock could be adversely affected.

Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Our accounting policies and assumptions are fundamental to the Company’s reported financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so that they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in the Company’s reporting materially different results than would have been reported under an alternative method.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. In this Form 10-K we have elected to take advantage of the reduced disclosure requirements relating to executive compensation, and in the future we may take advantage of any or all of these exemptions for so long as we remain an emerging growth company. In addition to the relief described above, the JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected not to take advantage of this extended transition period, which means that the financial statements included in this Form 10-K, as well as any financial statements that we file in the future, will be subject to all new or revised accounting standards generally applicable to public companies.

We will cease to be an emerging growth company upon the earliest of:  (i) the first fiscal year after our annual gross revenues are $1.07 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iii) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year, or five years after completing our initial public offering. Investors may find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

The obligations associated with being a public company require significant resources and management attention.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that we have not previously incurred, particularly after we are no longer an emerging growth company. We are subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the applicable rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the PCAOB and the Nasdaq Stock Market, each of which imposes additional reporting and other obligations on public companies.

As a public company, we are required to:

•	prepare and distribute periodic reports, proxy statements and other shareholder communications in compliance with the federal securities laws and rules;
•	expand the roles and duties of our board of directors and committees thereof;
•	institute more comprehensive financial reporting and disclosure compliance procedures;
•	involve and retain to a greater degree outside counsel and accountants in the activities listed above;

•	enhance our investor relations function;
•	establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures;
•	retain additional personnel;
•	comply with Nasdaq Stock Market listing standards; and
•	comply with applicable requirements of the Sarbanes-Oxley Act.

We expect these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have an adverse effect on our business, financial condition and results of operations. These increased costs could require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

Uncertainty about the future of the London InterBank Offered Rate (LIBOR) may adversely affect our business.

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to halt persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, LIBOR, as currently operated, may not continue after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, little consensus exists as to what rate or rates may become accepted alternatives to LIBOR. One leading alternative rate, the Secured Overnight Financing Rate (SOFR) published by the Federal Reserve Bank of New York, is not directly comparable to LIBOR and cannot easily or simply be substituted for it in outstanding instruments. Key differences between the two are: SOFR is based on secured lending, while LIBOR is not; and SOFR is limited to overnight lending, while LIBOR encompasses serval short-term maturity periods. It is impossible to predict the effect of any alternatives on the value of LIBOR-based securities and variable rate loans. Our primary exposures to LIBOR are in interest rate loan swaps on commercial loans and subordinated debt. The lack of a leading alternative to LIBOR means that LIBOR continues to be used in many new instruments. In addition, it is not known how a transition away from LIBOR, or to a new version of LIBOR, will impact our ability to use hedge accounting after 2021.

Certain instruments issued by us, including our outstanding subordinated debt, have floating terms based on LIBOR.

As mentioned above, it is not known whether LIBOR will continue after 2021 in a legally workable form. There is a risk that an adverse outcome of the LIBOR transition after 2021 could increase our interest and other costs relative to our outstanding subordinated debt. We may not be able to refinance those instruments on terms that reduce those costs to the level we would have expected if LIBOR were to continue indefinitely, unchanged. A transition from LIBOR could impact or change our hedge accounting practices.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, the net book value of our office properties was $9.5 million, and the net book value of our furniture, fixtures and equipment was $1.3 million. The following table sets forth information regarding our offices.

			Net Book Value
	Leased or	Year Acquired	of Real
Location	Owned	or Leased	Property
			(In thousands)
Headquarters:
10089 Fairfax Blvd.			$5,434
Fairfax, VA 22030	Owned	2010

Other Properties:
Herndon Branch
722 Elden Street	Leased	2004	—
Herndon, VA 20170

Fairfax Branch
4029 Chain Bridge Road	Leased	2006	—
Fairfax, VA 22030

McLean Branch
1354 Old Chain Bridge Road	Owned	2014	1,301
McLean, VA 22101

Clarendon Branch
1000 N. Highland Street	Owned	2009	598
Arlington, VA 22201

Leesburg Branch
307 E. Market Street	Owned	2017	2,160
Leesburg, VA 20176

Washington D.C. Branch
1130 Connecticut Avenue, N.W.	Leased	2019	—
Washington , D.C. 20036

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion. See Note 7 of Notes to the December 31, 2019, Consolidated Financial Statements, for additional disclosures related to the Company’s properties.

Item 3. Legal Proceedings

At December 31, 2019, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 4 . Mine Safety Disclosures

Not Applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of April 22, 2019, our common stock is traded on the Nasdaq Capital Market, under the symbol “MNSB.”

In order to list our stock on the Nasdaq Capital Market, we are required to have at least three broker-dealers who will make a market in our common stock. We cannot assure you that an active trading market will continue for the common stock.

The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control, or that of any market maker. The number of active buyers and sellers of the shares of common stock at any particular time may be limited. In addition, our public “float,” which is the total number of our outstanding shares less the shares held by our directors and executive officers, is likely to be quite limited. As a result, it is unlikely that an active trading market for our common stock will develop or that, if it develops, it will continue. Under such circumstances, shareholders could have difficulty selling their shares of common stock on short notice, and, therefore, shareholders should not view the shares of common stock as a short-term investment.

Holders

At December 31, 2019 the Company had approximately 280 known shareholders of record.

Dividends

To date, we have not paid a cash dividend on our common stock. Holders of our common stock are only entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for dividends. As the Company is a bank holding company and does not engage directly in business activities of a material nature, its ability to pay dividends on our common stock will depend, in large part, upon the receipt of dividends from the Bank. Any future determination relating to our dividend policy will be made by the Board of Directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax and regulatory restrictions, and limitations on the payment of dividends by the Company to its shareholders or by the Bank, and such other factors as the Board of Directors may deem relevant.

A discussion of applicable regulatory restrictions on dividends by the Company and the Bank is provided in Item 1 (“Business”) under “Supervision, Regulation and Other Factors – Payment of Dividends.”

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance under equity compensation plans, the weighted average price of such securities and the number of securities remaining available for future issuance, as of December 31, 2019.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	Weighted- average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining and available for future issuance (2)
Plans approved by shareholders	160,961	$—	640,000
Plans not approved by shareholders	—	—	—
Total	160,961	$—	640,000

(1)	Restricted stock shares were not included when calculating the weighted-average exercise price.
(2)

Remaining shares available for issuance include 640,000 shares under the 2019 Equity Incentive Plan (“2019 Plan”). Shares remaining to be issued subsequent to December 31, 2019 under the 2019 Plan can be issued either as a restricted stock grant or upon exercise of stock options.

Unregistered Sales and Issuer Repurchases of Common Stock

Set forth below is information concerning sales of common stock by the Company during the past 3 years that were not registered under the Securities Act.

At the 2016 Annual Meeting, the shareholders of the Bank approved an Agreement and Plan of Reorganization and a related Plan of Share Exchange between the Bank and the Company pursuant to which the Bank became a wholly-owned subsidiary of the Company and each outstanding share of the Bank’s common stock was automatically exchanged for one share of the Company’s common stock. Upon consummation of the share exchange, the Company had no significant assets other than securities of the Bank. The Bank’s shareholders received, after the reorganization, the same proportional share interests in the Company as they held in the Bank. The rights and interests of shareholders in the Company are substantially the same as those of shareholder previously in the Bank. Upon completion of the reorganization, the Company had substantially the same assets and liabilities, on a consolidated basis, as the Bank had prior to the transaction. The effective date of the reorganization was July 15, 2016. The Company relied upon the exemption from registration under Section 3(a)(12) of the Securities Act. No commissions were paid in connection with the reorganization.

On December 30, 2016, the Company issued and sold $14,300,000 in aggregate principal amount of fixed-to-floating rate subordinated notes in a private placement transaction to accredited investors. An additional $700,000 of similar subordinated notes were issued in the first quarter of 2017. The Company relied upon the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Sales commissions of $198,250 were paid to FIG Partners, LLC, the sole placement agent. See Note 23 of Notes to Consolidated Financial Statements.

On October 24, 2017, the Company issued and sold 1,150,000 shares of common stock at $16.00 per share, for a total of $18,400,000, to accredited investors. The Company relied upon the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Sales commissions of $287,360 were paid to FinPro Capital Advisors, Inc., the sole placement agent.

On August 24, 2018, the Company issued and sold 2,368,421 shares of common stock at $19.00 per share, for a total of $49,999,999, to accredited investors. The Company relied upon the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Sales commissions of $1,899,212 were paid to FIG Partners, LLC, the sole placement agent. See Note 22 of Notes to Consolidated Financial Statements.

In 2016, the Board of Directors of the Bank and the Bank’s shareholders approved the MainStreet Bank 2016 Equity Incentive Plan (the “2016 Plan”), to provide officers, other selected employees and directors with additional incentives to promote growth and performance. The terms and conditions of the 2016 Plan were subsequently converted into and deemed to be the terms and conditions of a substantially identical Company incentive compensation plan. A total of 204,971 shares of restricted common stock were awarded under the 2016 Plan, of which 98,506 shares have vested. The Bank relied on the exemption from registration under Section 3(a)(2) of the Securities Act. The Company relied upon the exemption from registration under Rule 701 promulgated under the Securities Act. See Note 17 of Notes to Consolidated Financial Statements.

In 2019, the Board of Directors of the Bank and the Bank’s shareholders approved the MainStreet Bank 2019 Equity Incentive Plan (the “2019 Plan”), to provide officers, other selected employees and directors with additional incentives to promote growth and performance. The terms and conditions of the 2019 Plan were subsequently converted into and deemed to be the terms and conditions of a substantially identical Company incentive compensation plan. To date, a total of 10,000 shares of restricted common stock have been awarded under the 2019 Plan, of which awards for no shares have vested. See Note 17 of Notes to Consolidated Financial Statements. In August 2019, the Company registered with the SEC, on Form S-8, the shares of common stock that would then be issuable under the 2019 Plan. As a result of the stockholders’ approval of the 2019 Plan, no additional awards have been or will be made under the Bank’s 2016 Plan, although all awards that were outstanding under the 2016 Plan as of July 17, 2019 remained outstanding in accordance with their terms.

On September 18, 2019, the Board of Directors of the Company authorized a common stock repurchase program to repurchase up to $10.0 million of the Company’s common stock at the discretion of management. The Company did not repurchase any of its shares during the year ended December 31, 2019.

Item 6. Selected Financial Data

Selected Financial Data

The following table sets forth summarized historical consolidated financial information for each of the periods indicated. This information should be read together with Management's Discussion and Analysis of Financial Condition and Results of Operations below and with the accompanying consolidated financial statements included in this Form 10-K. The historical information indicated as of and for the years ended December 31, 2019 and 2018, has been derived from the Company's audited consolidated financial statements for the years ended December 31, 2019 and 2018. Historical results set forth below and elsewhere in this Form 10-K are not necessarily indicative of future performance.

	At December 31,
	2019	2018	2017
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,277,358	$1,100,613	$807,951
Total cash and cash equivalents	64,844	58,076	37,493
Total investment securities	116,705	82,157	78,831
Loans receivable, net	1,030,425	917,125	654,339
Bank-owned life insurance	24,562	14,064	13,637
Premises and equipment, net	14,153	14,222	13,965
Total deposits	1,071,623	920,137	667,655
FHLB advances and other borrowings	40,000	40,000	53,780
Subordinated debt	14,805	14,776	14,748
Total stockholders’ equity	137,034	121,251	68,801

	For the year ended December 31,
	2019	2018	2017
	(In thousands)
Selected Operating Data:
Interest income	$58,813	$43,835	$26,954
Interest expense	19,377	12,666	5,472

Net interest income	39,436	31,169	21,482
Provision for loan losses	1,618	3,126	1,885

Net interest income after provision for loan losses	37,818	28,043	19,597
Total non-interest income	4,862	3,239	2,278
Total non-interest expenses	25,376	19,979	15,658

Income before income taxes	17,304	11,303	6,217
Income tax expense	3,354	2,094	2,335

Net income	$13,950	$9,209	$3,882

Basic and diluted net income per common share (1)	$1.69	$1.38	$0.81

(1)	Per share amounts reflect the effect of a 5% stock dividend paid on April 30, 2018.

	At or For the Years Ended December 31,
	2019	2018	2017
Performance Ratios:
Return on average assets	1.19%	0.97%	0.60%
Return on average equity	10.79%	10.38%	7.45%
Interest rate spread	2.88%	2.94%	3.18%
Net interest margin	3.50%	3.41%	3.48%
Efficiency ratio	57.28%	58.07%	65.90%
Non-interest expense to average assets	2.16%	2.11%	2.43%
Average interest-earning assets to average interest-bearing liabilities	136.14%	134.55%	134.81%

Capital Ratios (Bank)
Common equity tier 1(CET1) capital to risk-weighted assets	12.68%	12.90%	10.65%
Total risk-based capital to risk-weighted assets	13.50%	13.75%	11.43%
Tier 1 capital to risk-weighted assets	12.68%	12.90%	10.65%
Tier 1 capital to average assets	12.12%	12.41%	10.42%
Average equity to average assets	11.02%	9.35%	8.08%

Asset Quality Ratios
Allowance for loan losses as a percentage of total loans	0.92%	0.95%	0.86%
Allowance for loan losses as a percentage of non-performing assets	7.94	4.53	2.81
Net charge-offs to average outstanding loans during the period	0.09%	0.00%	0.03%
Non-performing loans as a percentage of total loans	0.00%	0.21%	0.31%
Non-performing assets as a percentage of total assets	0.09%	0.18%	0.25%

Other Data:
Number of offices	7	6	5
Number of full-time equivalent employees	126	110	96

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the years ended December 31, 2019 and 2018. The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Corporation. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Important factors that could cause actual results to differ materially from those in the forward–looking statements included herein include, but are not limited to:

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

•	adequacy of our allowance for loan losses;
•	deterioration of our asset quality;
•	cyber threats, attacks or events
•	reliance on third parties for key services
•	future performance of our loan portfolio with respect to recently originated loans;
•	additional risks related to new lines of business, products, product enhancements or services;
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

Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-K to reflect future events or developments. The discussion of the critical accounting policies and analysis set forth below is intended to supplement and highlight information contained in the accompanying Consolidated Financial Statements and the selected financial data presented elsewhere in this Form 10-K.

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

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) fair value of financial instruments, (3) income taxes, (4) derivative financial instruments, and (5) other real estate owned. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.

Allowance for Loan Losses:  Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses inherent in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectability of the loan portfolio. Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

The allowance consists of a specific component and a general component.  The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  For impaired collateral dependent loans, an updated appraisal will typically be ordered if a current one is not on file.  Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions when appropriate.  The general component covers non-classified or performing loans and those loans classified as substandard or special mention that are not impaired.  The general component is based on historical loss experience adjusted for qualitative factors, such as current economic conditions, including current home sales and foreclosures, unemployment rates and retail sales.  Non-impaired classified loans are assigned a higher allowance factor based on an internal migration analysis, which increases with the severity of classification, than non-classified loans.

Estimates for the allowance for loan losses are determined by analyzing historical losses, historical migration to charge-off experience, current trends in delinquencies and charge-offs, the results of regulatory examinations and changes in the size, composition and risk assessment of the loan portfolio. Also included in management’s estimate for the allowance for loan losses are considerations with respect to the impact of current economic events. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which the Company conducts business.

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates. A detailed discussion of the methodology used in determining the allowance for loan losses is included in Note 1, Basis of Presentation, in Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments: A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include investment securities available for sale and interest rate loan swaps on qualifying commercial loans. Periodically, the estimation of fair value also affects investment securities held to maturity when it is determined that an impairment write-down is other than temporary. Fair value determination is also relevant for certain other assets such as other real estate owned, which is recorded at the lower of the recorded balance or fair value, less estimated costs to sell. The determination of fair value also impacts certain other assets that are periodically evaluated for impairment using fair value estimates, including impaired loans.

Fair value is generally based upon quoted market prices, when available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use observable market-based parameters as inputs. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as other unobservable parameters. Any such valuation adjustments are applied consistently over time. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

See Note 19, Fair Value Presentation, in Notes to Consolidated Financial Statements for a detailed discussion of determining fair value, including pricing validation processes.

Income Taxes: The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated taxes due. The calculation of each component of the Company’s income tax provision is complex and requires the use of estimates and judgments in its determination. As part of the Company’s evaluation and implementation of business strategies, consideration is given to the regulations and tax laws that apply to the specific facts and circumstances for any tax positions under evaluation. Management closely monitors tax developments on both the federal and state level in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments used in determining the income tax provision and records adjustments as necessary.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company must consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations. A valuation allowance is recognized for a deferred tax asset if, based on the available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. See Note 10, Income Taxes, in Notes to Consolidated Financial Statements for additional information.

Derivative Financial Instruments: The Bank recognizes derivative financial instruments at fair value as either other assets or other liabilities in the consolidated balance sheet. The Bank’s derivative financial instruments include interest rate swaps with certain qualifying commercial loan customers and dealer counterparties. Because the interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The Bank’s interest rate swaps with loan customers and dealer counterparties are described more fully in Note 18 in the December 31, 2019, Consolidated Financial Statements.

Other Real Estate Owned: Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Company may incur additional write-downs of foreclosed assets to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions.

Analysis of Results of Operations for the Years Ended December 31, 2019 and 2018

Net Income

The following table sets forth the principal components of net income for the periods indicated.

	For the Year Ended December 31,
	2019	2018	% Change
	(In thousands)
Interest income	$58,813	$43,835	34.17%
Interest expense	19,377	12,666	52.98%
Net interest income	39,436	31,169	26.52%
Provision for loan losses	1,618	3,126	-48.24%
Net interest income after provision	37,818	28,043	34.86%
Non-interest income	4,862	3,239	50.11%
Non-interest expense	25,376	19,979	27.01%
Net income before income taxes	17,304	11,303	53.09%
Income tax expense	3,354	2,094	60.17%
Net income	$13,950	$9,209	51.48%

Net income for the year ended December 31, 2019, was $14.0 million, an increase of $4.7 million, or 51.48% compared to $9.2 million earned during the year ended December 31, 2018. The increase in net income was due to $8.3 million of additional net interest income, primarily driven by increased loan production and an increase in net interest margin of 9 basis points. The increase in non-interest expenses was due to a $3.9 million increase in salaries and employee benefits as a result of additional employee growth during the year ended.

Net Interest Income and Net Interest Margin

Net interest income is the principal component of the Company’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between interest income generated on earning assets and the interest expense paid on all funding sources by average earning assets. Fluctuations in interest rates as well as changes in the volume and mix of earning assets and interest-bearing liabilities can impact net interest income and net interest margin.

Net interest income before provision for loan losses totaled $39.4 million for the year ended December 31, 2019, compared to $31.2 million for the year ended December 31, 2018. The increase in net interest income was driven by a significant increase in loan production during the year, in addition to our net interest margin increasing 9 basis points for the year ended December 31, 2019.

The net interest margin was 3.50% for the year ended December 31, 2019, compared to 3.41% for the year ended December 31, 2018. The increase in net interest margin primarily resulted from an increase in average rates earned on our loan portfolio and investment in higher yielding securities. This increase was offset by increasing rates on our cost of funds, primarily in wholesale deposits and other borrowings.

The yield for the year ended December 31, 2019 for the loan portfolio was 5.61% compared to 5.19% for the year ended December 31, 2018. The increase primarily reflects the maturity of lower yielding loans and higher yields on new loans based on higher interest rates in the first half of the year. However, the Federal Reserve made three separate quarter point rate adjustments decreasing its benchmark interest rate, which offset the higher yields obtained on new loans.

For the year ended December 31, 2019, the yield on the total investment securities portfolio was 3.09% compared to 2.66% for the year ended December 31, 2018. The increase of 43 basis points was primarily due to higher yields on investment securities purchased during the period.

The rate paid on interest bearing deposits increased to 2.25% during the year ended December 31, 2019, from 1.75% during the year ended December 31, 2018. This increase was a result of higher rates paid on brokered deposits and wholesale funding needed to fund the loan growth experienced during the year.

The rate paid on FHLB borrowings for the year ended December 31, 2019 was 2.59% compared to 1.96% for the corresponding period in 2018. This increase was primarily due to rising interest rates for these types of borrowings.

The following table sets forth the major components of net interest income and the related yields and rates for the year ended December 31, 2019 compared to the year ended December 31, 2018.

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

	For the Year Ended December 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$984,014	$55,208	5.61%	$795,130	$41,270	5.19%
Investment securities	71,149	2,202	3.09%	55,219	1,470	2.66%
Federal funds and interest-bearing deposits	72,643	1,403	1.93%	$63,536	1,095	1.72%
Total interest-earning assets	$1,127,806	$58,813	5.21%	913,885	$43,835	4.80%
Non-interest-earning assets	45,282			35,159
Total assets	$1,173,088			$949,044
Interest-bearing liabilities:
Interest-bearing demand deposits	$56,675	$998	1.76%	$57,357	$900	1.57%
Money market deposits	129,606	2,379	1.84%	115,846	1,708	1.47%
Savings and NOW deposits	62,047	289	0.47%	50,509	251	0.50%
Time deposits	544,084	14,196	2.61%	401,259	8,065	2.01%
Total interest-bearing deposits	$792,412	$17,862	2.25%	$624,971	$10,924	1.75%
Federal funds purchased	37	1	2.70%	463	12	2.59%
Federal Home Loan Bank advances	21,162	548	2.59%	39,042	764	1.96%
Subordinated debt	14,791	966	6.53%	14,762	966	6.54%
Total interest-bearing liabilities	$828,402	$19,377	2.34%	$679,238	$12,666	1.86%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	215,405			181,098
Total liabilities	$1,043,807			$860,336
Stockholders’ Equity	129,281			88,708
Total liabilities and Stockholders’ equity	$1,173,088			$949,044
Net interest income		$39,436			$31,169
Interest rate spread (2)			2.88%			2.94%
Net interest-earning assets (3)	$299,404			$234,647
Net interest margin (4)			3.50%			3.41%
Average interest-earning assets to average interest-bearing liabilities	136.14%			134.55%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.

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

	For the Twelve Months Ended
	December 31, 2019 and 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$10,396	$3,542	$13,938
Investment securities	470	262	732
Federal funds and interest-bearing deposits	167	141	308
Total interest-bearing assets	$11,033	$3,945	$14,978
Interest-bearing liabilities:
Interest-bearing demand deposits	$(11)	$109	$98
Money market deposit accounts	215	456	671
Savings and NOW deposits	54	(16)	38
Time deposits	3,334	2,797	6,131
Total deposits	$3,592	$3,346	$6,938
Federal funds purchased	(12)	1	(11)
Federal Home Loan Bank advances	(416)	200	(216)
Subordinated debt	1	(1)	-
Total interest-bearing liaibilties	3,165	3,546	6,711
Change in net interest income	$7,868	$399	$8,267

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

The provision for loan losses decreased to $1.6 million for the year ended December 31, 2019 from $3.1 million for the year ended December 31, 2018. The reduction is primarily due to a reduction in loan originations which totalled $396.2 million for the year ended December 31, 2018 compared to loan originations of $230.8 million for the year ended December 31, 2019. Non-performing loans decreased $1.9 million, or 100% from $1.9 million at December 31, 2018 to $0 as of December 31, 2019, as a result of the Bank foreclosing on its only non-performing loan. The foreclosed loan had a specific reserve of $733,000 that was charged to the allowance for loans losses upon foreclosure. During the year ended December 31, 2019, substandard loans increased $2.9 million for a balance of $3.3 million; however, much of the balance was isolated to one relationship. Management believes there is a very nominal risk of loss on this relationship and the grading is only cautionary due to temporary conditions. The entire relationship did not meet the definition of impaired at December 31, 2019. During the year ended December 31, 2019, there were $929,000 in charge-offs and recoveries of $64,000 were received. During the year ended December 31, 2018, there were charge-offs recorded and recoveries received of $44,000 each.

Non-Interest Income

Our primary sources of non-interest income are service charges on deposit accounts, such as interchange fees and statement fees, income earned on bank owned life insurance, fees earned from executing interest rate swaps on commercial loans, and gains realized on the sale of the guaranteed portion of Small Business Administration (“SBA”) loans.

The following table presents, for the period indicated, the major categories of non-interest income:

	For the Year Ended December 31,
	2019	2018	% Change
	(In thousands)
Non-interest income
Deposit account service charges	$1,668	$1,103	51.22%
Bank owned life insurance income	498	427	16.63%
Loan swap fee income	989	713	38.71%
Net gain on available-for-sale securities	5	—	100.00%
Net gain on sale of loans	566	—	100.00%
Other fee income	1,136	996	14.06%
Total non-interest income	$4,862	$3,239	50.11%

Non-interest income increased $1.6 million, or 50.1%, to $4.9 million for the year ended December 31, 2019 from $3.2 million for the year ended December 31, 2018. The increase in non-interest income was primarily due to an increase in service fees on our merchant service business accounts, additional processing fees and gains realized on sale of the guaranteed portion of SBA loans for the year ended December 31, 2019. The Bank has focused on expanding these areas and expects similar opportunities throughout 2020. Deposit account service fees increased $565,000 to $1.7 million for the year ended December 31, 2019 from $1.1 million for the year ended December 31, 2018 primarily as a result of an increased customer deposit portfolio and fee structure. Bank owned life insurance income increased $71,000 for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to additional policies purchased during the year. Fees earned on interest rate swaps for commercial loans increased $276,000, or 38.7%, to $989,000 for the year ended December 31, 2019 from $713,000 for the year ended December 31, 2018.

Non-Interest Expense

Generally, non-interest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of non-interest expense is salaries and employee benefits. Non-interest expense also includes operational expenses, such as occupancy and equipment expenses, professional fees, advertising expenses and other general and administrative expenses, including FDIC assessments, communications, travel, meals, training, supplies and postage. The following table presents, for the periods indicated, the major categories of non-interest expense:

	For the Year Ended December 31,
	2019	2018	% Change
	(In thousands)
Non-interest expense
Salaries and employee benefits	$15,776	$11,845	33.19%
Occupancy expenses	864	736	17.39%
Furniture and equipment expenses	1,728	1,859	-7.05%
Advertising and marketing	906	614	47.56%
Outside services	863	838	2.98%
Administrative expenses	731	576	26.91%
Franchise tax	1,229	685	79.42%
FDIC insurance	680	733	-7.23%
Data processing	995	811	22.69%
Other operating expenses	1,604	1,282	25.12%
Total non-interest expense	$25,376	$19,979	27.01%

Non-interest expense increased $5.4 million or 27.0% to $25.4 million for the year ended December 31, 2019 from $20.0 million for the year ended December 31, 2018 primarily as a result of increases in salary and employee benefits of $3.9 million, franchise tax of $544,000 and other operating expenses of $322,000. Salaries and employee benefits expense increased by $3.9 million to $15.8 million for the year ended December 31, 2019 from $11.8 million for the year ended December 31, 2018 primarily as a result of adding sixteen employees and the increases in additional health insurance premium expense for these additional employees. Other operating expenses increased $322,000, or 25.1%, to $1.6 million for the year ended December 31, 2019 from $1.2 million for the year ended December 31, 2018 due to increases in professional and consulting fees and fees related to investments in technology infrastructure. Franchise tax increased approximately $544,000 to $1.2 million for the year ended December 31, 2019 from $685,000 for the year ended December 31, 2018 as a result of the increase in the Company’s capital as of December 31, 2019 compared to the balance sheet as of December 31, 2018.

Income Tax Expense

Income tax expense increased $1.3 million, or 60.2%, to $3.4 million for the year ended December 31, 2019 from $2.1 million for the year ended December 31, 2018. The increase in federal income tax expense for the year ended December 31, 2019 compared to the same period a year ago was driven by the increase in income before income taxes of $6.0 million, or 53.1%, to $17.3 million as of December 31, 2019 compared to $11.3 million for the same period in the prior year. As a result of recent tax regulation, the Company has included assessments in income tax expense for state tax liabilities during 2019. For the year ended December 31, 2019, the Bank had an effective federal tax rate of 19.4%, compared to effective federal tax rate of 18.5% for the year ended December 31, 2018.

Comparison of Statements of Financial Condition at December 31, 2019 and at December 31, 2018

Total Assets

Total assets increased $176.7 million, or 16.1%, to $1.3 billion at December 31, 2019 from $1.1 billion at December 31, 2018. The increase was primarily the result of increases of $114.1 million in gross loans receivable, $34.5 million in available-for-sale securities, $10.5 million in Bank owned life insurance and $10.0 million in other assets.

Investment Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. Our investment policy is established and reviewed annually by the Board of Directors. We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, time deposits of federally insured institutions, certain bankers’ acceptances and federal funds.

Our investment objectives are to maintain high asset quality, to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. The Board of Directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The Board of Directors is also responsible for implementation of the investment policy and monitoring investment performance. The Board of Directors reviews the status of the investment portfolio on a quarterly basis, or more frequently if warranted.

Generally accepted accounting principles require that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent to hold such security. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not maintain a trading portfolio. Establishing a trading portfolio would require specific authorization by the Board of Directors.

The total investment securities portfolio, including both investment securities available for sale and investment securities held to maturity, was $116.7 million at December 31, 2019, an increase of $34.5 million compared with December 31, 2018. At December 31, 2019, the investment securities portfolio includes $92.8 million of investment securities available for sale and $23.9 million of investment securities held to maturity compared to $56.0 million of investment securities available for sale and $26.2 million of investment securities held to maturity at December 31, 2018.

During the year ended December 31, 2019, the Company sold seven securities in the available-for-sale investment portfolio. Of these seven, four were sold at a loss of $18,000 and three were sold at a gain of $23,000 for a net gain of $5,000. The Company did not sell any securities within the investment portfolio for the year ended December 31, 2018.

While all securities are reviewed by the Company for other-than-temporary impairments (“OTTI”), the securities that typically are impacted by credit impairment are non-agency collateralized mortgage obligations and asset-backed securities. Refer to Note 3, in Notes to Consolidated Financial Statements for further details. To date, we have had no OTTI.

Securities Portfolio Composition.  The following table sets forth the amortized cost and estimated fair value of our available for sale and held to maturity securities at the dates indicated.

	December 31,
	2019		2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury Securities	$49,999	$49,998	$29,996	$29,997
Collateralized Mortgage Backed	17,659	17,673	4,967	4,893
Subordinated Debt	2,500	2,554	2,000	2,015
Municipal Securities	13,888	14,631	8,869	8,833
U.S Governmental Agencies	8,135	7,935	10,515	10,241
Total	$92,181	$92,791	$56,347	$55,979
Held-to-maturity:
Municipal securities	22,414	23,178	24,678	24,733
Subordinated Debt	1,500	1,500	1,500	1,500
Total	$23,914	$24,678	$26,178	$26,233

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2019, are summarized in the following table. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

			More than One Year		More than Five Years		More than
	One Year or Less		through Five Years		through Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury Securities	$49,999	0.79%	$—	—	$—	—	$—	—	$49,999	$49,998	0.79%
Collateralized Mortgage Securities	15	4.76%	—	—	—	—	17,644	2.90%	17,659	17,673	2.91%
Subordinated Debt	—	—	—	—	2,500	5.57%	—	—	2,500	2,554	5.57%
Municipal Securities	—	—	—	—	1,016	2.69%	12,872	3.51%	13,888	14,631	3.45%
U.S. Government Agencies	—	—	—	—	—	—	8,135	3.52%	8,135	7,935	3.52%

Total	$50,014	0.79%	$—	—	$3,516	4.74%	$38,651	3.23%	$92,181	$92,791	3.36%

Securities held to maturity:
Municipal Securities	$—	—	$831	2.70%	$7,776	2.97%	$13,807	2.99%	$22,414	$23,178	2.97%
Subordinated Debt	—	—	—	—	1,500	6.50%	—	—	1,500	1,500	6.50%

Total Securities	$—	—	$831	2.70%	$9,276	3.54%	$13,807	2.99%	$23,914	$24,678	3.19%

Loan Portfolio

Our primary source of income is derived from interest earned on loans. Our loan portfolio consists of loans secured by real estate as well as commercial business loans and consumer loans, substantially all of which are secured by corresponding deposits at the Bank. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner occupied and investment commercial real estate loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our lending activities are principally directed to our market area consisting of the Washington, D.C. and Northern Virginia metropolitan areas.

Average loans represented 87.3% of average interest-earning assets for the year ended December 31, 2019, compared to 87.0% for the year ended December 31, 2018. The following table presents the Company’s loan portfolio by portfolio segment at December 31, 2019 and December 31, 2018.

	At December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
Single family	$143,535	13.77%	$139,620	15.05%
Multifamily	6,512	0.62%	9,182	0.99%
Farmland	801	0.08%	825	0.09%
Commercial real estate:
Owner occupied	134,116	12.87%	121,622	13.11%
Non-owner occupied	287,754	27.61%	256,139	27.62%
Construction and land development	272,620	26.16%	183,551	19.79%
Commercial – non-real estate:
Commercial and industrial	121,225	11.63%	114,221	12.32%
Consumer – non-real estate:
Unsecured	599	0.06%	1,402	0.15%
Secured	74,984	7.20%	100,875	10.88%
Total gross loans	1,042,146	100.00%	927,437	100.00%
Less: unearned fees	(2,118)		(1,400)
Less: unamortized discount on secured loans	(19)		(81)
Less: allowance for loan losses	(9,584)		(8,831)
Net loans	$1,030,425		$917,125

The consumer loans above include $599,000 and $452,190 of overdrafts reclassified as loans for the years ended December 31, 2019 and 2018, respectively.

The Bank held no loans for sale at December 31, 2019 and 2018.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2019. Demand loans, having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	As of December 31, 2019
	Single-Family	Multi-Family	Farmland	Owner Occupied	Non-owner Occupied
	(In thousands)
Amounts due in:
One year or less	$30,624	$—	$—	$6,644	$35,467
After one year through two years	10,341	1,580	—	12,677	21,400
After two years through three years	3,754	—	—	3,407	26,076
After three years through five years	12,680	1,383	700	21,392	39,019
After five years through ten years	53,971	3,549	—	69,865	146,398
After ten years through fifteen years	1,894	—	101	14,237	19,394
After fifteen years	30,271	—	—	5,894	—
Total	$143,535	$6,512	$801	$134,116	$287,754

	Construction and Land Development	Commercial and Industrial	Consumer	Total
Amounts due in:	(In thousands)
One year or less	$117,580	$54,353	$1,900	$246,568
After one year through two years	45,933	12,706	4,593	109,230
After two years through three years	6,857	3,072	13,032	56,198
After three years through five years	31,705	14,067	43,494	164,440
After five years through ten years	52,249	19,130	12,564	357,726
After ten years through fifteen years	16,604	17,897	—	70,127
After fifteen years	1,692	—	—	37,857
Total	$272,620	$121,225	$75,583	$1,042,146

The following table sets forth our fixed and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2019.

	Due After December 31, 2019
	Fixed	Adjustable
	Rates	Rates	Total
	(In thousands)
Residential real estate:
Single family	$30,391	$113,144	$143,535
Multifamily	936	5,576	6,512
Farmland	801	—	801
Commercial real estate:
Owner occupied	46,452	87,664	134,116
Non-owner occupied	86,677	201,077	287,754
Construction and land development	37,284	235,336	272,620
Commercial – non-real estate:
Commercial and industrial	47,505	73,720	121,225
Consumer – non-real estate:
Unsecured	599	—	599
Secured	74,792	192	74,984
Totals	$325,437	$716,709	$1,042,146

The following table shows our loan originations, participations, purchases, sales and repayment activities for the periods indicated.

	Years Ended December 31,
	2019	2018
	(In thousands)
Total loans at beginning of year:	$927,437	$660,633
Loans originated:
Real estate loans:
Residential real estate:
Single family	32,906	60,546
Multifamily	—	3,827
Commercial real estate:
Owner occupied	28,079	45,831
Non-owner occupied	44,429	114,239
Construction and land development	85,940	84,628
Commercial – non-real estate:
Commercial and industrial	28,928	45,106
Consumer – non-real estate:
Unsecured	—	42
Secured	10,480	42,000
Total loans originated:	230,762	396,219

Loan principal repayments:
Principal repayments	116,053	129,415

Loans transferred to other real estate owned:
Transfers to other real estate owned	1,207	—

Net loan activity	114,709	266,804

Total loans at the end of year	$1,042,146	$927,437

Loans, net of unearned income, totaled $1.0 billion at December 31, 2019, an increase of $114.1million from December 31, 2018. The increase in total loans was primarily driven by growth in the overall loan portfolio, with significant increases in the commercial real estate and construction portfolios.

Asset Quality

The Company’s asset quality remained strong during the year ended December 31, 2019. Nonperforming assets, which includes nonaccrual loans, accruing loans 90 days past due, accruing troubled debt restructured (“TDR”) loans 90 days past due, and other real estate owned totaled $1.2 million at December 31, 2019 compared to $2.0 million at December 31, 2018. The decrease in nonperforming assets was primarily due to foreclosure on a previously identified TDR loan. The loan had a specific reserve of $732,892 that was charged off during the foreclosure process.

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

As a percentage of total assets, nonperforming assets were 0.09% at December 31, 2019 compared with 0.18% at December 31, 2018. As of December 31, 2019, the Company did not have any loans placed on nonaccrual status.

See Note 1, Organization, Basis of Presentation, and Impact of Recently Issued Accounting Pronouncements and Note 5, Allowance for Loan Losses, in Notes to Consolidated Financial Statements for further information on the Company’s credit grade categories, which are derived from standard regulatory rating definitions.

The following table summarizes asset quality information at December 31, 2019 and December 31, 2018.

	December 31,	December 31,
	2019	2018
	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$—	$1,939
Total non-accrual loans	—	1,939
Consumer loans accruing past 120 days:
Credit card	—	11
Total non-performing loans	—	1,950
Other real estate owned	1,207	—
Total non-performing assets	$1,207	$1,950
Accruing TDRs:
Residential real estate	$1,482	$1,510
Total accuring TDRs	$1,482	$1,510
Ratios:
Total non-performing loans to gross loans receivable	0.00%	0.21%
Total non-performing loans to total assets	0.00%	0.18%
Total non-performing assets to total assets	0.09%	0.18%
Total non-performing assets and accruing troubled debt restructured loans to total assets	0.21%	0.31%

Interest income that would have been recorded for the years ended December 31, 2019 and 2018 had non-accruing loans been current according to their original terms amounted to $0 and $142,962 respectively. We did not recognize any interest income for these loans for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, there were no loans not disclosed in the above table, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Delinquent Loans. The following table sets forth our delinquent loans at December 31, 2019 and 2018.

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$143,535	$143,535	$—
Multifamily	—	—	—	—	6,512	6,512	—
Farmland	—	—	—	—	801	801	—
Commercial Real Estate:
Owner occupied	—	150	—	150	133,966	134,116	—
Non-owner occupied	—	—	—	—	287,754	287,754	—
Construction & Land Development	—	—	—	—	272,620	272,620	—
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	—	121,225	121,225	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	599	599	—
Secured	124	—	—	124	74,860	74,984	—
Total	$124	$150	$—	$274	$1,041,872	$1,042,146	$—

	December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$139,620	$139,620	$—
Multifamily	—	—	—	—	9,182	9,182	—
Farmland	—	—	—	—	825	825	—
Commercial Real Estate:
Owner occupied	—	—	—	—	119,683	121,622	1,939
Non-owner occupied	—	—	—	—	256,139	256,139	—
Construction & Land Development	—	—	—	—	183,551	183,551	—
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	—	114,221	114,221	—
Consumer – Non Real Estate:
Unsecured	50	9	11	70	1,332	1,402	—
Secured	57	5	—	62	100,813	100,875	—
Total	$107	$14	$11	$132	$925,366	$927,437	$1,939

Classified Assets. Federal regulations provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. Loans not classified as impaired are assigned a higher allowance factor based on an internal migration analysis, which increases with the severity of classification, than pass rated loans. The characteristics of the loan ratings are as follows:

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

In connection with the filing of our periodic reports with the Federal Reserve Board and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets, at the dates indicated were as follows.

	December 31, 2019
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$143,019	$—	$—	$516	$—	$143,535
Multifamily	6,512	—	—	—	—	6,512
Farmland	801	—	—	—	—	801
Commercial Real Estate:
Owner occupied	133,966	—	—	150	—	134,116
Non-owner occupied	287,754	—	—	—	—	287,754
Construction & Land Development	272,620	—	—	—	—	272,620
Commercial – Non Real Estate:
Commercial & industrial	109,106	3,772	5,685	2,662	—	121,225
Consumer – Non Real Estate:
Unsecured	599	—	—	—	—	599
Secured	74,984	—	—	—	—	74,984
Total	$1,029,361	$3,772	$5,685	$3,328	$—	$1,042,146

	December 31, 2018
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$138,483	$755	$—	$382	$—	$139,620
Multifamily	9,182	—	—	—	—	9,182
Farmland	825	—	—	—	—	825
Commercial Real Estate:
Owner occupied	117,906	1,777	—	—	1,939	121,622
Non-owner occupied	256,139	—	—	—	—	256,139
Construction & Land Development	183,551	—	—	—	—	183,551
Commercial – Non Real Estate:
Commercial & industrial	110,631	1,333	2,257	—	—	114,221
Consumer – Non Real Estate:
Unsecured	1,402	—	—	—	—	1,402
Secured	100,875	—	—	—	—	100,875
Total	$918,994	$3,865	$2,257	$382	$1,939	$927,437

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loans losses which is charged to expense and reduced by full and partial charge-offs, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss or loan pools, the fair value of the underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. An an integral part of their examination process, the Federal Reserve Board will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Year Ended December 31,	For the Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of year	$8,831	$5,705
Charge-offs:
Commercial real estate	(733)	—
Commercial industrial	(98)	—
Consumer	(98)	(44)
Total charge-offs	(929)	(44)
Recoveries:
Residential real estate	58	1
Commercial real estate	1	38
Commercial and industrial	5	2
Consumer	—	3
Total recoveries	64	44
Net charge-offs	(865)	—
Provision for loan losses	1,618	3,126
Balance at end of period	$9,584	$8,831
Ratios:
Net charge offs to average loans outstanding (annualized)	0.09%	0.00%
Allowance for loan losses to non-performing loans at end of period	N/A	4.55
Allowance for loan losses to gross loans at end of period	0.92%	0.95%

At December 31, 2019, our allowance for loan losses represented 0.92% of total loans and had no non-performing loans. The allowance for loan losses increased to $9.6 million at December 31, 2019 from $8.8 million at December 31, 2018 primarily attributable to provision expense on newly originated loans. There were $865,000 and $0 in net loan charge-offs during the years ended December 31, 2019 and December 31, 2018, respectively.

Allocation of Allowance for Loan Losses.  The following table sets forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2019			2018
(Dollars in thousands)	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Residential Real Estate:
Single family	$980	10.2%	13.8%	$981	11.1%	15.1%
Multifamily	45	0.5%	0.6%	38	0.5%	1.0%
Farmland	5	0.1%	0.1%	—	—	0.1%
Commercial Real Estate:
Owner occupied	1,352	14.1%	12.9%	1,750	19.8%	13.1%
Non-owner occupied	2,902	30.3%	27.6%	2,549	28.9%	27.6%
Construction and Land Development	2,180	22.7%	26.2%	1,468	16.6%	19.8%
Commercial – Non Real Estate:
Commercial and industrial	1,552	16.2%	11.6%	1,218	13.8%	12.3%
Consumer – Non Real Estate:
Unsecured	4	0.0%	0.1%	12	0.1%	0.1%
Secured	564	5.9%	7.1%	815	9.2%	10.9%

Total	$9,584	100.0%	100.0%	$8,831	100.0%	100.0%

Derivative Financial Instruments

The Bank uses derivative financial instruments (“derivatives”) primarily to manage risks to the Bank associated with changing interest rates, and to assist customers with their risk management objectives. The Bank classifies these items as free standing derivatives consisting of customer accommodation loan swaps (“loan swaps”). The Bank enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Bank receives a floating rate. These back-to-back loan swaps qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” in the Consolidated Balance Sheet.  Changes in fair value are recorded in other noninterest expense and net to zero because of the identical amounts and terms of the swaps.

The following tables summarize key elements of the Banks’s derivative instruments as of the dates indicated.

December 31, 2019
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$71,860	12	$4,039	—	$6,400
Matched interest rate swap with counterparty	$71,860	12	—	$4,039	$6,400

December 31, 2018
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$36,607	5	$1,192	—	$1,290
Matched interest rate swap with counterparty	$36,607	5	—	$1,192	$1,290

Funding Activities

Deposits are the primary source of funds for lending and investing activities and their cost is the largest category of interest expense. The Company also utilizes brokered deposits as a funding source in addition to customer deposits. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, federal funds purchased, and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process

Deposits

Total deposits increased by $151.5 million from December 31, 2018 to December 31, 2019. Brokered deposits, which are included in the table below, totaled $236.9 million and $140.8 million at December 31, 2019 and December 31, 2018, respectively. The following table presents the Company’s average deposits segregated by major category for the year ended December 31, 2019:

	At December 31,
	2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Interest-bearing demand	$56,675	5.69%	1.76%	$57,357	7.09%	1.57%
Money market	129,606	13.00%	1.84%	115,846	14.33%	1.47%
Savings and NOW	62,047	6.22%	0.47%	50,509	6.25%	0.50%
Time deposits	544,084	54.58%	2.61%	401,259	49.63%	2.01%
Interest-bearing deposits	792,412	79.49%	2.25%	624,971	77.30%	1.75%

Non-interest bearing demand	204,500	20.51%		181,098	22.70%

Total deposits	$996,912	100.00%	1.94%	$806,069	100.00%	1.36%

The overall increase in total deposits was primarily driven by an increase in non-interest bearing demand deposits and time deposits. The increase was partially offset by a decrease in interest bearing demand deposits. Certificates and other time deposits increased from December 31, 2019 compared to December 31, 2018 primarily as a result of an increase in brokered deposits.

At December 31, 2019, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was approximately $217.2 million. The following table sets forth the maturity of these certificates as of December 31, 2019.

December 31, 2019
(In thousands)
Maturity period:
Three months or less	$7,326
Over three through twelve months	41,608
Over twelve months through three years	83,545
Over three years	84,700

Total	$217,179

The following table sets forth all of our time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2019	2018
	(In thousands)
Interest Rate Range:
0.01 – 0.99%	$809	$1,910
1.00 – 1.99%	83,577	87,046
2.00 – 2.99%	434,808	336,989
3.00 and greater	41,663	32,331
Total	$560,857	$458,276

The following table sets forth by interest rate ranges information concerning the maturities of our certificates of deposit as of December 31, 2019.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate Range:
0.01 – 0.99%	$729	$80	$—	$—	$809	0.14%
1.00 – 1.99%	72,206	7,411	3,608	352	83,577	14.90%
2.00 – 2.99%	195,416	100,503	58,388	80,501	434,808	77.53%
3.00 and greater	11,699	11,284	4,844	13,836	41,663	7.43%
Total	$280,050	$119,278	$66,840	$94,689	$560,857	100.00%

Borrowed Funds

We may obtain advances from the Federal Home Loan Bank of Richmond upon the security of the common stock we own in that bank and certain of our residential mortgage loans, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

At December 31, 2019 and 2018, we were permitted to borrow up to an aggregate total of $308.4 million and $264.1 million, respectively, from the Federal Home Loan Bank of Richmond. There were Federal Home Loan Bank borrowings of $40.0 million outstanding at December 31, 2019 and 2018. Additionally, we had credit availability of $49.0 million with correspondent banks for short-term liquidity needs, if necessary. There were borrowings outstanding of $5.6 million at December 31, 2018, under this facility. No borrowings were outstanding at December 31, 2019, under this facility.

The following table shows certain information regarding Federal Home Loan Bank advances at or for the dates indicated:

	For the Years Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at end of period	$40,000	$40,000
Average balance during the period	$21,162	$39,042
Weighted average interest rate at end of period	1.98%	2.51%
Weighted average interest rate during the period	2.59%	1.98%

On December 30, 2016, the Company completed the issuance of $14.3 million in aggregate principal amount of fixed-to-floating rate subordinated notes in a private placement transaction to various accredited investors. During the first quarter 2017, an additional $700,000 of subordinated notes was issued for a total issuance of $15.0 million.  The net proceeds of the offering are intended to support growth and be used for other general business purposes. The notes have a maturity date of December 31, 2026 and have an annual fixed interest rate of 6.25% until December 31, 2021. Thereafter, the notes will have a floating interest rate based on three-month London Interbank Offered Rate (“LIBOR”) rate plus 425 basis points (4.25%) (computed on the basis of a 360-day year of twelve 30-day months) from and including January 1, 2022 to the maturity date or any early redemption date. Interest will be paid semi-annually, in arrears, on July 1 and January 1 of each year during the time that the notes remain outstanding through the fixed interest rate period or earlier redemption date. Interest will be paid quarterly, in arrears, on April 1, July 1, October 1 and January 1 throughout the floating interest rate period or earlier redemption date.

Stockholders’ Equity

Total stockholders’ equity at December 31, 2019 was $137.0 million, an increase of $15.8 million compared to December 31, 2018. Stockholders' equity increased $14.0 million primarily due to net income during the period. In addition, accumulated other comprehensive income increased $790,000, primarily as a result of a decrease in the fair value of investment securities available for sale.

Liquidity and Capital Resources

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves.

The Company assesses liquidity needs on a daily basis using a sophisticated monitoring system that identifies daily sources and uses for a rolling 30-day period. The Company also assesses liquidity needs under various scenarios of market conditions, asset growth and changes in credit ratings. The assessment includes liquidity stress testing which measures various sources and uses of funds under the different scenarios. The assessment provides regular monitoring of unused borrowing capacity and available sources of contingent liquidity to prepare for unexpected liquidity needs and to cover unanticipated events that could affect liquidity.

The asset portion of the balance sheet provides liquidity primarily through unencumbered securities available for sale, loan principal and interest payments, maturities and prepayments of investment securities held to maturity and, to a lesser extent, sales of investment securities available for sale. Other short-term investments such as federal funds sold and maturing interest- bearing deposits with other banks, are additional sources of liquidity.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts and through FHLB and other borrowings. Brokered deposits, federal funds purchased, and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are used as necessary to fund asset growth and meet short-term liquidity needs.

In addition to the Company’s financial performance and condition, liquidity may be impacted by the Company’s structure as a bank holding company that is a separate legal entity from the Bank. The Company requires cash for various operating needs that could include payment of dividends to its stockholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Company is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Any future dividends must be set forth in the Company's capital plans before any dividends can be paid.

The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.

The Board of Director and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2019.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2019, cash and cash equivalents totaled $64.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $92.8 million at December 31, 2019.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $16.7 million and $12.6 million for the twelve months ended December 31, 2019 and December 31, 2018, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $161.4 million and $273.4 million for the twelve months ended December 31, 2019 and December 31, 2018, respectively. During the twelve months ended December 31, 2019, the Company realized gains on sale of available-for-sale securities of $5,000. There were no sales of available-for-sale securities in 2018. Net cash provided by financing activities was $151.5 million and $281.4 million for the twelve months ended December 31, 2019 and 2018, respectively, which consisted primarily of increases in interest bearing deposits of $110.5 million and $212.3 million offset by net repayments of $13.8 million from the Federal Home Loan Bank for the twelve months ended December 31, 2018. There were no net repayments from the Federal Home Loan Bank for the same period in 2019.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2019, totaled $279.6 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds in the normal course of business, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.

Off Balance Sheet Arrangements

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. The following table presents information about the Company's commitments at December 31, 2019.

Commitments
December 31, 2019
(In Thousands)
Commitments to extend credit	$251,508
Standby and commercial letters of credit	672
Total	$252,180

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The federal regulatory capital rules apply to all depository institutions as well as to bank holding companies with consolidated assets of $3 billion or more. However, the regulatory capital requirements generally do not apply on a consolidated basis to a bank holding company with total consolidated assets of less than $3 billion unless the holding company: (1) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (2) conducts significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; or (3) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission. The Federal Reserve may apply the regulatory capital standards at its discretion to any bank holding company, regardless of asset size, if such action is warranted for supervisory purposes.

Because the Company has total consolidated assets of less than $3 billion and does not engage in activities that would trigger application of the federal regulatory capital rules, it is not at present subject to consolidated capital requirements under the such rules.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 is 2.50% and 1.875% for 2018. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2019, the Company and the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2019 and 2018, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Common Equity Tier 1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual regulatory capital amounts and ratios as of December 31, 2019 and 2018 are presented in the table below.

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total capital (to risk-weighted assets)	$157,892	13.50%	$93,576	≥ 8.0%	$116,970	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$148,308	12.68%	$52,636	≥ 4.5%	$93,576	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$148,308	12.68%	$70,182	≥ 6.0%	$93,576	≥ 8.0%
Tier 1 capital (to average assets)	$148,308	12.12%	$48,937	≥ 4.0%	$61,171	≥ 5.0%
As of December 31, 2018
Total capital (to risk-weighted assets)	$142,360	13.75%	$82,807	≥ 8.0%	$103,509	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$133,529	12.90%	$46,579	≥ 4.5%	$82,807	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$133,529	12.90%	$62,105	≥ 6.0%	$82,807	≥ 8.0%
Tier 1 capital (to average assets)	$133,529	12.41%	$43,056	≥ 4.0%	$53,820	≥ 5.0%

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management

The effective management of market risk is essential to achieving the Company’s strategic financial objectives. As a financial institution, the Company’s most significant market risk exposure is interest rate risk in its balance sheet; however, market risk also includes product liquidity risk, price risk and volatility risk in the Company’s lines of business. The primary objectives of market risk management are to minimize any adverse effect that changes in market risk factors may have on net interest income, and to offset the risk of price changes for certain assets recorded at fair value.

Interest Rate Market Risk

The Company’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. The Company manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee. The Asset/Liability Committee meets regularly and has responsibility for approving asset/liability management policies, formulating strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.

We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under different interest rate assumptions. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturity and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

The table below sets forth, as of December 31, 2019, the calculation of the estimated changes in our net interest income that would result from changes in market interest rates over one year if we take no action from our current plan..

Basis Point Change in	Net Interest Income	Year 1 Change
Interest Rates	Year 1 Forecast	From Level
(Dollars in thousands)
+400	$24,978	49.54%
+300	$23,025	37.84%
+200	$20,939	25.35%
+100	$18,820	12.67%
Level	$16,704	—
-100	$14,647	-12.31%
-200	$11,779	-29.48%

Economic Value of Equity (“EVE”).  We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2019.

		Estimated Increase		EVE as a Percentage of Fair
		(Decrease) EVE		Value of Assets(3)
Basis Point					Increase
Change in	Estimated			EVE	(Decrease)
Interest Rates(1)	EVE(2)	Amount	Percent	Ratio(4)	Basis Points
(Dollars in thousands)
+400	$145,248	$5,129	3.66%	12.08%	111
+300	$146,159	$6,040	4.31%	11.97%	100
+200	$147,843	$7,724	5.51%	11.91%	94
+100	$145,524	$5,405	3.86%	11.55%	58
Level	$140,119	$—	—	10.97%	—
-200	$133,573	$(6,546)	(4.67)%	10.30%	(67)
-100	$115,775	$(24,344)	(17.37)%	8.79%	(218)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less fair value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

Market Interest Rate Shift

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in relative purchasing power of money over time due to inflation.

The majority of assets and liabilities of a financial institution are monetary in nature; therefore, a financial institution differs greatly from most commercial and industrial companies, which have significant investments in fixed assets or inventories that are greatly impacted by inflation. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation also affects other expenses that tend to rise during periods of general inflation.

Management believes the most significant potential impact of inflation on financial results is a direct result of the Company’s ability to manage the impact of changes in interest rates. Management attempts to maintain a balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing interest rates and is one of many factors considered in determining the Company’s interest rate positioning. The Company is asset sensitive as of December 31, 2019. Refer to the Net Interest Income Sensitivity table for additional details on the Company’s interest rate sensitivity.

The Bank also uses derivative financial instruments to manage risk to the Bank associated with changing interest rates, and to assist customers with their risk management objectives. The Bank enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Bank receives a floating rate thus allowing the Bank another tool to further manage the interest rate risk for certain products. These back-to-back loan swaps qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” in the Consolidated Balance Sheet.

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

MainStreet Bancshares, Inc.

Fairfax, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of MainStreet Bancshares, Inc. and its Subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2008.

Richmond, Virginia

March 23, 2020

Item 8 – Financial Statements and Supplementary Data

Consolidated Financial Statements

Consolidated Statements of Financial Condition as of December 31, 2019 and December 31, 2018 (Dollars in thousands, except per share data)

	At December 31, 2019	At December 31, 2018
Assets
Cash and due from banks	$53,376	$27,886
Federal funds sold	11,468	30,190
Cash and cash equivalents	64,844	58,076
Investment securities available-for-sale, at fair value	92,791	55,979
Investment securities held-to-maturity	23,914	26,178
Restricted securities, at cost	6,157	5,894
Loans, net of allowance for loan losses of $9,584 and $8,831, respectively	1,030,425	917,125
Premises and equipment, net	14,153	14,222
Other real estate owned, net	1,207	—
Accrued interest and other receivables	5,420	5,148
Bank owned life insurance	24,562	14,064
Other assets	13,885	3,927
Total Assets	$1,277,358	$1,100,613
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$252,707	$211,749
Interest bearing demand deposits	53,707	60,588
Savings and NOW deposits	63,015	51,371
Money market deposits	141,337	138,152
Time deposits	560,857	458,277
Total deposits	1,071,623	920,137
Federal Home Loan Bank advances	40,000	40,000
Subordinated debt, net	14,805	14,776
Other liabilities	13,896	4,449
Total Liabilities	1,140,324	979,362
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 8,260,259 shares (including 160,961 nonvested shares) for December 31, 2019 and 8,177,978 shares (including 133,869 nonvested shares) for December 31, 2018	32,397	32,176
Capital surplus	75,117	74,256
Retained earnings	29,097	15,186
Accumulated other comprehensive gain (loss)	423	(367)
Total Stockholders’ Equity	137,034	121,251
Total Liabilities and Stockholders’ Equity	$1,277,358	$1,100,613

See Notes to the Audited Consolidated Financial Statements

Audited Consolidated Statements of Income for the Twelve Months Ended December 31, 2019 and 2018 (Dollars in thousands, except per share data).

	For the Year Ended December 31,
	2019	2018
Interest Income
Interest and fees on loans	$55,208	$41,270
Interest on investments securities	2,202	1,470
Interest on federal funds sold	1,403	1,095
Total Interest Income	58,813	43,835
Interest Expense
Interest on interest bearing DDA deposits	998	900
Interest on savings and NOW deposits	289	251
Interest on money market deposits	2,379	1,708
Interest on time deposits	14,196	8,065
Interest on federal fund purchases	1	6
Interest on Federal Home Loan Bank advances	548	770
Interest on subordinated debt	966	966
Total Interest Expense	19,377	12,666
Net interest income	39,436	31,169
Provision for Loan Losses	1,618	3,126
Net interest income after provision for loan losses	37,818	28,043
Non-Interest Income
Deposit account service charges	1,668	1,103
Bank owned life insurance income	498	427
Loan swap fee income	989	713
Net gain on available-for-sale securities	5	—
Net gain on sale of loans	566	—
Other fee income	1,136	996
Total Non-Interest Income	4,862	3,239
Non-Interest Expense
Salaries and employee benefits	15,776	11,845
Furniture and equipment expenses	1,728	1,859
Advertising and marketing	906	614
Occupancy expenses	864	736
Outside services	863	838
Franchise tax	1,229	685
FDIC insurance	680	733
Data processing	995	811
Administrative expenses	731	576
Other operating expenses	1,604	1,282
Total Non-Interest Expense	25,376	19,979
Income before income taxes	17,304	11,303
Income Tax Expense	3,354	2,094
Net Income	$13,950	$9,209
Net Income per common share:
Basic	$1.69	$1.38
Diluted	$1.69	$1.38

See Notes to the Audited Consolidated Financial Statements

Audited Consolidated Statements of Comprehensive Income for the Twelve Months Ended December 31, 2019 and 2018 (Dollars in thousands)

	For the Year Ended December 31,
	2019	2018
Comprehensive Income, net of taxes
Net Income	$13,950	$9,209
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period (net of tax (benefit), $206 and ($103), respectively)	772	(375)
Less: reclassification adjustment for securities gains included in net income (net of tax, ($1) and $0, respectively)	(4)	—
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $6 and $7, respectively)	22	28
Other comprehensive income (loss)	790	(347)
Comprehensive Income	$14,740	$8,862

See Notes to the Audited Consolidated Financial Statements

Audited Consolidated Statements of Stockholders’ Equity for the Twelve Months Ended December 31, 2019 and 2018 (Dollars in thousands).

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2017	$21,442	$35,693	$11,686	$(20)	$68,801
Proceeds from sale of common stock, net of issuance costs	9,474	33,238	—	—	42,712
Vesting of restricted stock	182	(182)	—	—	—
Stock based compensation expense	—	883	—	—	883
Stock dividend	1,078	4,624	(5,702)	—	—
Cash in lieu of fractional shares	—	—	(7)	—	(7)
Net income	—	—	9,209	—	9,209
Other comprehensive loss	—	—	—	(347)	(347)
Balance, December 31, 2018	$32,176	$74,256	$15,186	$(367)	$121,251
				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income(Loss)	Total
Balance, December 31, 2018	$32,176	$74,256	$15,186	$(367)	$121,251
Vesting of restricted stock	221	(221)	—	—	—
Stock based compensation expense	—	1,043	—	—	1,043
Net income	—	—	13,950	—	13,950
Other changes related to restricted stock awards	—	39	(39)	—	—
Other comprehensive income	—	—	—	790	790
Balance, December 31, 2019	$32,397	$75,117	$29,097	$423	$137,034

See Notes to the Audited Consolidated Financial Statements

Audited Consolidated Statements of Cash Flows (Dollars in thousands)

Year Ended December 31,	2019	2018
Cash Flows from Operating Activities
Net income	$13,950	$9,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	1,593	1,669
Deferred income tax benefit	(462)	(1,036)
Provision for loan losses	1,618	3,126
Stock based compensation expense	1,043	883
Income from bank owned life insurance	(498)	(427)
Subordinated debt amortization expense	29	29
(Gain) Loss on disposal of premises and equipment	(67)	109
Gain on sale of available-for-sale securities	(5)	—
Change in:
Accrued interest receivable and other receivables	(250)	(1,299)
Other assets	(9,706)	(1,153)
Other liabilities	9,447	1,481
Net cash provided by operating activities	16,692	12,591
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	4,831	4,254
Maturities, sales, called, refunded	134,844	115,000
Purchases	(175,894)	(124,915)
Activity in held-to-maturity securities:
Purchases	—	(500)
Maturities, called, refunded	2,110	1,655
Purchases of restricted investment in bank stock	(5,109)	(6,163)
Redemption of restricted investment in bank stock	4,846	4,510
Net increase in loan portfolio	(116,125)	(265,912)
Purchases of bank owned life insurance	(10,000)	—
Proceeds from sale of premises and equipment	77	31
Purchases of premises and equipment	(990)	(1,375)
Net cash used in investing activities	(161,410)	(273,415)
Cash Flows from Financing Activities
Net increase in non-interest deposits	40,958	40,177
Net increase in interest bearing demand, savings, and time deposits	110,528	212,305
Net decrease in Federal Home Loan Bank advances and other borrowings	—	(13,780)
Cash paid in lieu of fractional shares	—	(7)
Net proceeds from sale of common stock, net of offering costs	—	42,712
Net cash provided by financing activities	151,486	281,407
Increase in Cash and Cash Equivalents	6,768	20,583
Cash and Cash Equivalents, beginning of period	58,076	37,493
Cash and Cash Equivalents, end of period	$64,844	$58,076
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$19,498	$12,068
Cash paid during the period for income taxes	$4,159	$2,620
Right of use assets obtained in exchange for new operating lease liabilities	$6,693	$—
Transfers from loans to other real estate owned	$1,207	$—
Net unrealized gain (loss) on securities available-for-sale	$967	$(489)

See Notes to the Audited Consolidated Financial Statements

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as applicable to a smaller reporting company.

Principles of Consolidation – The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents – For the purpose of presentation in the Statements of Cash Flows, the Bank has defined cash and cash equivalents as those amounts included in the balance sheet captions “Cash and due from banks” and “Federal funds sold.”

Investment securities – The Bank’s investment securities are classified as either held to maturity, available for sale or trading. At December 31, 2019 and December 31, 2018, the Bank held approximately $23.9 million and $26.2 million, respectively, in securities classified as held to maturity. The Bank held no securities classified as trading. Municipal securities that were originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. At December 31, 2019 and December 31, 2018, the unamortized unrealized loss was $81,076 and $109,420, respectively, before tax, and remains in accumulated other comprehensive loss, net of tax.

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

Restricted equity securities consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $3.3 million and $2.7 million respectively, as of December 31, 2019, compared to $3.3 million and $2.4 million, respectively, as of December 31, 2018. Restricted equity securities also consisted of $126,800 in Community Bankers Bank stock at December 31, 2019 and December 31, 2018. This restricted stock is recorded at cost because its ownership is restricted and it lacks a market for resale. The Bank is required to maintain Federal Reserve Bank stock at a level of 6% of capital and surplus. The FHLB requires the Bank to maintain stock, at a minimum, in an amount equal to 4.5% of outstanding borrowings and 0.20% of total assets. When evaluating restricted stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Bank does not consider these investments to be impaired at December 31, 2019 or December 31, 2018 and no previous impairment has been recognized.

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

Impairment of a loan - The Bank considers a loan impaired when it is probable that the Bank will be unable to collect all interest and principal payments as scheduled in the loan agreement when due. A loan is not considered impaired during a period of an insignificant delay in payment if the ultimate collectability of all amounts due is expected. Impairment is measured on a loan by loan basis for all commercial, construction and residential loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Consistent with the Bank’s method for nonaccrual loans, payments on impaired loans are first applied to principal outstanding. Smaller balance consumer loans are not individually evaluated for impairment.

Troubled Debt Restructuring (TDR) occurs when the Bank agrees to modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Bank evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Bank concludes that the borrower is able to continue making such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may be eligible to be removed from TDR status in periods subsequent to the restructuring depending on the performance of the loan. As of December 31, 2019, and December 31, 2018, the Bank had approximately $1.5 million and $3.4 million of loans classified as TDR, respectively. At December 31, 2019 and December 31, 2018, TDR loans consisted of one and two loans, respectively. The one currently identified TDR loan in the amount of approximately $1.5 million is currently performing in accordance with its modified terms.

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

•

Watch rated loans have all the characteristics of pass rated loans but show signs of emerging financial weaknesses which the Bank will continue monitoring more closely. Watch rated loans are still performing as agreed.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2019, and December 31, 2018, there were no such liabilities recorded.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as additional income taxes in the statement of income.

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

Earnings per share – Net income per common share has been determined under the provisions of FASB ASC 260, “Earnings Per Share” and has been computed based on the weighted average common shares outstanding during the year ended December 31, (8,251,302 for 2019 and 6,652,979 for 2018 as adjusted for a 5% stock dividend issued April 30, 2018). Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The only potential dilutive stock of the Bank as defined in FASB ASC 260 would be stock options granted to various directors, officers, and employees of the Bank. There were no such options outstanding at December 31, 2019 or December 31, 2018. Restricted stock is included in the computation of basic earnings per share as the holder is entitled to full benefits of a stockholder during the vesting period.

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

Fair value of financial instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Derivative Financial Instruments – The Bank recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Bank’s derivative financial instruments include interest rate swaps with certain qualifying commercial loan customers and dealer counterparties. Because the interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The Bank’s interest rate swaps with loan customers and dealer counterparties are described more fully in Note 18.

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

Impact of Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public business entities that meet the definition of a U.S. Securities and Exchange Commission (SEC) filer, excluding smaller reporting companies, the standard is effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a Committee to oversee the accounting impact of this ASU. In anticipation of the ASU, the Company is working with third party to compile data and develop an estimate using historical and qualitative data based on the requirements of ASU 2016-13.

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

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various Transition Resource Group (TRG) Meetings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.”  The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings.  The effective date and transition methodology for the amendments in ASU 2019-05 are the same as in ASU 2016-13.  The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.”  This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets).  In response to this question, the ASU permits organizations to record expected recoveries on PCD assets.  In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13.  The Company is currently assessing the impact that ASU 2019-11 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119.  SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.”  It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

Note 2. Restrictions on Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $17.1 million and $7.7 million for the weeks including December 31, 2019 and December 31, 2018, respectively.

Note 3. Investment Securities

Investment securities available-for-sale was comprised of the following:

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$49,999	$—	$(1)	$49,998
Collateralized Mortgage Backed	17,659	82	(68)	17,673
Subordinated Debt	2,500	55	(1)	2,554
Municipal Securities	13,888	743	—	14,631
U.S. Governmental Agencies	8,135	—	(200)	7,935
Total	$92,181	$880	$(270)	$92,791

Investment securities held-to-maturity was comprised of the following:

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$22,414	$766	$(2)	$23,178
Subordinated Debt	1,500	—	—	1,500
Total	$23,914	$766	$(2)	$24,678

Investment securities available-for-sale was comprised of the following:

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$29,996	$1	$—	$29,997
Collateralized Mortgage Backed	4,967	21	(95)	4,893
Subordinated Debt	2,000	15	—	2,015
Municipal Securities	8,869	—	(36)	8,833
U.S. Governmental Agencies	10,515	—	(274)	10,241
Total	$56,347	$37	$(405)	$55,979

Investment securities held-to-maturity was comprised of the following:

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$24,678	$315	$(260)	$24,733
Subordinated Debt	1,500	—	—	1,500
Total	$26,178	$315	$(260)	$26,233

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 2019 were as follows:

	December 31, 2019
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$50,014	$50,014	$—	$—
Due from one to five years	—	—	831	854
Due from after five to ten years	3,516	3,578	9,276	9,601
Due after ten years	38,651	39,199	13,807	14,223
Total	$92,181	$92,791	$23,914	$24,678

Securities with a fair value of $267,899 and $263,307 at December 31, 2019 and December 31, 2018, respectively, were pledged to secure FHLB advances.

There were seven securities sold from the available-for-sale portfolio for the twelve months ended December 31, 2019. There were no sales for the same period in 2018.

The following tables summarize the fair value and unrealized losses at December 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury Securities	$49,998	$(1)	$—	$—	$49,998	$(1)
Collateralized Mortgage Backed	6,223	(67)	834	(1)	7,057	(68)
Subordinated Debt	499	(1)	—	—	499	(1)
U.S Governmental Agencies	—	—	7,857	(200)	7,857	(200)
Total	$56,720	$(69)	$8,691	$(201)	$65,411	$(270)
Held-to-maturity:
Municipal securities	$537	$(2)	$—	$—	$537	$(2)
Total	$537	$(2)	$—	$—	$537	$(2)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury Securities	$4,999	$—	$—	$—	$4,999	$—
Collateralized Mortgage Backed	1,706	(14)	2,659	(81)	4,365	(95)
Municipal Securities	3,683	(18)	1,588	(17)	5,271	(35)
U.S Government Agencies	6,520	(121)	3,586	(154)	10,106	(275)
Total	$16,908	$(153)	$7,833	$(252)	$24,741	$(405)
Held-to-maturity:
Municipal Securities	$1,025	$(5)	$8,899	$(255)	$9,924	$(260)
Total	$1,025	$(5)	$8,899	$(255)	$9,924	$(260)

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

At December 31, 2019, there were two U.S. Treasury securities with a fair value of approximately $50.0 million, three collateralized mortgage backed securities with fair values totaling $6.2 million and one subordinated debt security with a fair value of $499,000 considered temporarily impaired and in an unrealized loss position of less than 12 months. At December 31, 2019, there were two collateralized mortgage backed securities with a fair value totaling $834,000 and nine U.S. government agencies with fair values totaling approximately $7.9 million that were in an unrealized loss position of more than 12 months. At December 31, 2019, there was one held-to-maturity municipal security with a fair value of $537,000 in an unrealized loss position of less than 12 months. The Bank does not consider any of the securities in the available for sale or held to maturity portfolio to be other-than-temporarily impaired at December 31, 2019 and December 31, 2018. There were seven securities sold during 2019; four were sold at a loss of $18,000 and three were sold at gain of $23,000 for a net gain of $5,000, and no securities were sold in 2018.

All municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at December 31, 2019 and December 31, 2018 was $81,076 and $109,420, respectively.

Note 4. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Residential Real Estate:
Single family	$143,535	$139,620
Multifamily	6,512	9,182
Farmland	801	825
Commercial Real Estate:
Owner-occupied	134,116	121,622
Non-owner occupied	287,754	256,139
Construction and Land Development	272,620	183,551
Commercial – Non Real-Estate:
Commercial & industrial	121,225	114,221
Consumer – Non Real Estate:
Unsecured	599	1,402
Secured	74,984	100,875
Total Gross Loans	1,042,146	927,437
Less: unearned fees	(2,118)	(1,400)
Less: unamortized discount on consumer secured loans	(19)	(81)
Less: allowance for loan losses	(9,584)	(8,831)
Net Loans	$1,030,425	$917,125

The unsecured consumer loans above include $599,009 and $452,190 of overdrafts reclassified as loans for the years ended December 31, 2019 and December 31, 2018, respectively.

The Bank held no loans for sale at December 31, 2019 and December 31, 2018.

If interest on nonaccrual loans had been accrued, such income would have been $0 and $142,962 for the twelve months ended December 31, 2019 and 2018.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2019 and December 31, 2018:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Commercial Real Estate:
Owner occupied	$—	$1,939
Total	$—	$1,939

The following tables present the segments of the loan portfolio summarized by aging categories as of December 31, 2019 and December 31, 2018:

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$143,535	$143,535	$—
Multifamily	—	—	—	—	6,512	6,512	—
Farmland	—	—	—	—	801	801	—
Commercial Real Estate:
Owner occupied	—	150	—	150	133,966	134,116	—
Non-owner occupied	—	—	—	—	287,754	287,754	—
Construction & Land Development	—	—	—	—	272,620	272,620	—
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	—	121,225	121,225	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	599	599	—
Secured	124	—	—	124	74,860	74,984	—
Total	$124	$150	$—	$274	$1,041,872	$1,042,146	$—

	December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$139,620	$139,620	$—
Multifamily	—	—	—	—	9,182	9,182	—
Farmland	—	—	—	—	825	825	—
Commercial Real Estate:
Owner occupied	—	—	—	—	119,683	121,622	1,939
Non-owner occupied	—	—	—	—	256,139	256,139	—
Construction & Land Development	—	—	—	—	183,551	183,551	—
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	—	114,221	114,221	—
Consumer – Non Real Estate:
Unsecured	50	9	11	70	1,332	1,402	—
Secured	57	5	—	62	100,813	100,875	—
Total	$107	$14	$11	$132	$925,366	$927,437	$1,939

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

As of December 31, 2019, and December 31, 2018, the Company had TDRs totalling $1.5 million and $3.4 million, respectively. At December 31, 2019 the Company had one TDR which is performing in compliance with the restructured terms and on accrual status. During the twelve months ended December 31, 2019, the Company foreclosed on the collateral of one loan that was previously identified as a TDR. No other additional modifications occurred to TDR loans during the twelve months ended December 31, 2019. No additional loan commitments were outstanding to these borrowers at December 31, 2019 and December 31, 2018. At December 31, 2019 there was no specific reserve related to TDR loans. As December 31, 2018, there was a specific reserve of $732,892 related to one TDR.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2019:

	As of December 31, 2019
(Dollars in thousands)	Number Of Loans	Accrual Status	Non- Accrual Status	Total TDRs
Residential Real Estate	1	$1,482	$—	$1,482
Total	1	$1,482	$—	$1,482

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2018:

	As of December 31, 2018
(Dollars in thousands)	Number Of Loans	Accrual Status	Non- Accrual Status	Total TDRs
Residential Real Estate	1	$1,510	$—	$1,510
Commercial Real Estate	1	—	1,939	1,939
Total	2	$1,510	$1,939	$3,449

No loans were modified under the terms of a TDR during the years ended December 31, 2019 and 2018, and there were no loans modified as TDR’s that subsequently defaulted during the years ended December 31, 2019 and 2018 that were modified as TDR’s within the twelve months prior to default.

Note 5. Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses by loan class for the twelve months ended December 31, 2019 and 2018:

Allowance for Credit Losses By Portfolio Segment

For the twelve months ended December 31, 2019

	Real Estate
	Residential	Commercial	Construction	Consumer	Commercial	Total
Beginning Balance	$1,019	$4,299	$1,468	$827	$1,218	$8,831
Charge-offs	—	(733)	—	(98)	(98)	(929)
Recoveries	58	1	—	5	—	64
Provision	(47)	687	712	(166)	432	1,618
Ending Balance	$1,030	$4,254	$2,180	$568	$1,552	$9,584
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,030	$4,254	$2,180	$568	$1,552	$9,584

Allowance for Credit Losses By Portfolio Segment

For the twelve months ended December 31, 2018

	Real Estate
	Residential	Commercial	Construction	Consumer	Commercial	Total
Beginning Balance	$789	$2,339	$833	$742	$1,002	$5,705
Charge-offs	—	—	—	(44)	—	(44)
Recoveries	—	39	—	3	2	44
Provision	230	1,921	635	126	214	3,126
Ending Balance	$1,019	$4,299	$1,468	$827	$1,218	$8,831
Ending Balance:
Individually evaluated for Impairment	$—	$733	$—	$—	$—	$733
Collectively evaluated for Impairment	$1,019	$3,566	$1,468	$827	$1,218	$8,098

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

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of December 31, 2019 and December 31, 2018:

December 31, 2019
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$150,848	$1,482	$149,366
Commercial Real Estate	421,870	—	$421,870
Construction and Land Development	272,620	—	$272,620
Commercial & Industrial	121,225	—	$121,225
Consumer	75,583	—	$75,583
Total	$1,042,146	$1,482	$1,040,664

December 31, 2018
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$149,627	$1,510	$148,117
Commercial Real Estate	377,761	1,939	375,822
Construction and Land Development	183,551	—	183,551
Commercial & Industrial	114,221	—	114,221
Consumer	102,277	—	102,277
Total	$927,437	$3,449	$923,988

The following table summarizes information in regard to impaired loans by loan portfolio class as of December 31, 2019 and December 31, 2018:

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$1,482	$1,482	$—	$1,510	$1,510	$—
	1,482	1,482	—	1,510	1,510	—
With an allowance recorded
Commercial Real Estate:
Owner occupied	—	—	—	1,939	1,939	733
	—	—	—	1,939	1,939	733
Total	$1,482	$1,482	$—	$3,449	$3,449	$733

The following table presents additional information regarding the impaired loans for the twelve months ended December 31, 2019 and 2018.

	Twelve Months Ended December 31,
	2019		2018
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$1,495	$60	$1,526	$62
	1,495	60	1,526	62
With an allowance recorded
Commercial Real Estate:
Owner occupied	—	—	1,939	—
	—	—	1,939	—
Total	$1,495	$60	$3,465	$62

No additional funds are committed to be advanced in connection with impaired loans. There were no nonaccrual loans at December 31, 2019 and December 31, 2018 excluded from the impaired loan disclosure.

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

The following tables summarize the aggregate Pass and criticized categories of Watch, Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of December 31, 2019 and December 31, 2018:

	December 31, 2019
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$143,019	$—	$—	$516	$—	$143,535
Multifamily	6,512	—	—	—	—	6,512
Farmland	801	—	—	—	—	801
Commercial Real Estate:
Owner occupied	133,966	—	—	150	—	134,116
Non-owner occupied	287,754	—	—	—	—	287,754
Construction & Land Development	272,620	—	—	—	—	272,620
Commercial – Non Real Estate:
Commercial & industrial	109,106	3,772	5,685	2,662	—	121,225
Consumer – Non Real Estate:
Unsecured	599	—	—	—	—	599
Secured	74,984	—	—	—	—	74,984
Total	$1,029,361	$3,772	$5,685	$3,328	$—	$1,042,146

	December 31, 2018
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$138,483	$755	$—	$382	$—	$139,620
Multifamily	9,182	—	—	—	—	9,182
Farmland	825	—	—	—	—	825
Commercial Real Estate:
Owner occupied	117,906	1,777	—	—	1,939	121,622
Non-owner occupied	256,139	—	—	—	—	256,139
Construction & Land Development	183,551	—	—	—	—	183,551
Commercial – Non Real Estate:
Commercial & industrial	110,631	1,333	2,257	—	—	114,221
Consumer – Non Real Estate:
Unsecured	1,402	—	—	—	—	1,402
Secured	100,875	—	—	—	—	100,875
Total	$918,994	$3,865	$2,257	$382	$1,939	$927,437

Note 6. Related Party Transactions

The Bank grants loans and letters of credit to its executive officers, directors and their affiliated entities.  Such loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features.

The aggregate amount of such loans outstanding at December 31, 2019 was approximately $998,469 compared to $1.1 million at December 31, 2018. During 2019, new loans and line of credit advances to such related parties was approximately $211,630 compared to $159,975 during 2018.  Repayments on loans to directors and officers were $288,320 and $1.4 million during 2019 and 2018, respectively. There was approximately $67,729 in loans that was no longer classified as related party credits. The Bank maintains deposit accounts with some of its executive officers, directors and their affiliated entities.  Such deposit accounts at December 31, 2019 and December 31, 2018 amounted to approximately $1.4 million and $3.2 million, respectively.

Note 7. Premises and Equipment

Premises and equipment are summarized as follows at December 31:

(Dollars in thousands)	2019	2018
Cost
Building	$12,347	$12,347
Land	2,856	2,856
Leasehold improvements	148	148
Furniture, fixtures and equipment	2,509	2,319
Computer software and equipment	1,144	1,082
	19,004	18,752
Less accumulated depreciation	(5,218)	(4,530)
Construction in progress	367	—
Premises and equipment, net	$14,153	$14,222

Depreciation and amortization charged to operations were $1.0 million and $977,738 during the years ended December 31, 2019 and December 31, 2018, respectively.

Note 8. Deposits

Time deposits in denominations of $250,000 or more totaled approximately $217.2 million and $117.3 million at December 31, 2019 and 2018, respectively.

At December 31, 2019, maturities of time deposits are as follows:

(Dollars in thousands)	Year ended December 31,
2020	$280,050
2021	119,278
2022	66,840
2023	52,854
Thereafter	41,835
Total	$560,857

Brokered deposits, as defined by the FDIC, totaled approximately $236.9 million and $140.8 million at December 31, 2019 and December 31, 2018, respectively.

Note 9. Borrowed Funds

On July 23, 2015, the Bank entered into a nine-month callable fixed rate cred (“FRC”) floater with the FHLB in the amount of $10.0 million.  Interest accrues at a rate of 2.58% with a maturity date of October 23, 2020.

On December 31, 2019, the Bank entered into two daily rate credits (“DRC”) with the FHLB in the total amount of $30.0 million. Interest accrues at a rate of 1.78% with a maturity date of December 31, 2020.

The Bank also has a credit availability agreement with the FHLB based on a percentage of total assets.  As of December 31, 2019, the credit availability with FHLB is approximately $268.3 million.  This credit availability agreement provides the Bank with access to a myriad of advance products offered by the FHLB.  The rate of interest charged is based on market conditions. At December 31, 2019, there were commercial real estate,  residential 1-4 and multi-family loans totaling $292.9 million were used to collateralize FHLB advances.  There was one security pledged as collateral to secure FHLB advances for the amount of $267,899 at December 31, 2019.

The following summarizes the contractual maturities of long-term FHLB advances at December 31, 2019:

(Dollars in thousands)
2020	$40,000
Total	$40,000

The average balance on FHLB advances for the years ended December 31, 2019 and December 31, 2018 was approximately $21.2 million and $39.0 million, respectively.  The weighted average interest rate paid at December 31, 2019 and 2018 was 2.59% and 2.51%, respectively.  The weighted average rate of borrowings outstanding at December 31, 2019 and 2018 was 1.98% and 1.98%, respectively.

Note 10. Income Taxes

The Company files tax returns in the U.S. federal jurisdiction and required states. With few exceptions, the Bank is no longer subject to tax examination by tax authorities for years prior to 2015.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in non-interest expense and the tax’s calculation is unrelated to taxable income.

The provision for income taxes consists of the following components:

(Dollars in thousands)	2019	2018
Current expense	$3,816	$3,130
Deferred (benefit)	(462)	(1,036)
Total	$3,354	$2,094

Income tax expense for the twelve months ended December 31, 2019 and 2018 differed from the federal statutory rate applied to income before income taxes for the following reasons:

	Year ended December 31,
(Dollars in thousands)	2019	2018
Computed “expected” income tax expense	$3,634	$2,385
Increase (decrease)in income taxes resulting from:
Non-deductible expense	36	23
Tax exempt Interest	(242)	(173)
BOLI Income	(105)	(90)
State Income Taxes	52	—
Restricted Stock Adjustment	(49)	(51)
Other Adjustments	28	—
Total	$3,354	$2,094

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	December 31,
(Dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$2,086	$1,729
Restricted stock	262	199
Nonaccrual interest	—	50
Net loan fees	461	294
Organizational costs	7	7
Right-of-use asset	1,433	—
Unrealized loss on securities available for sale	—	77
Unrealized losses on securities transferred to held to maturity	18	23
Other	25	—
Gross deferred tax assets	4,292	2,379
Deferred tax liabilities:
Depreciation	115	45
Unrealized gain on securities available for sale	134	—
Prepaid expense	14	10
Right-of-use liability	1,459	—
Gross deferred tax liabilities	1,722	55
Net deferred tax asset	$2,570	$2,324

Note 11. Earnings Per Common Share

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

The weighted average number of shares used in the calculation of basic and diluted earnings per share includes unvested restricted shares of the Company’s common stock outstanding. Applicable guidance requires that outstanding unvested share-based payment awards that contain voting rights and rights to non-forfeitable dividends participate in undistributed earnings with common stockholders.

	For the Year Ended December 31,
(Dollars in thousands, except for share and per share data)	2019	2018
Net income	$13,950	$9,209
Weighted average number of shares issued, basic and diluted (1)	8,251,302	6,652,979
Net income per share:
Basic and diluted income per share	$1.69	$1.38

(1)	All share and per share amounts for 2019 and 2018 reflect the effect of the 5% stock dividend on April 30, 2018.

Note 12. Commitments and Contingencies

The Bank’s financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest risk and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.

The amounts of loan commitments and standby letters of credit are set forth in the following table as of December 31, 2019 and 2018:

	December 31,
(Dollars in thousands)	2019	2018
Loan commitments	$251,508	$253,033
Standby letters of credit	$672	$712

Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer.  The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the statements of financial condition.  Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.  The Bank has not incurred any losses on commitments in 2019 or 2018.

Note 13. Leases

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

Cash paid for amounts included in the measurement of lease liabilities during the twelve months ended December 31, 2019 was $289,000. The Company adopted ASC 842 effective January 1, 2019. Prior to January 1, 2019, the Company measured lease expense in accordance with FASB ASC Topic 840. During the twelve months ended December 31, 2019, the Company recognized lease expense of $366,000

As of December 31,
(Dollars in thousands)	2019
Lease liabilities	$6,701
Right-of-use assets	$6,585
Weighted-average remaining lease term – operating leases (in months).	198.5
Weighted-average discount rate – operating leases	3.13%

For the year ended December 31,
(Dollars in thousands)	2019
Lease Cost
Operating lease cost	$366
Total lease costs	$366
Cash paid for amounts included in measurement of lease liabilities	$289

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

As of December 31, 2019, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of December 31, 2019 is as follows:

(Dollars in thousands)
2020	$327
2021	529
2022	543
2023	557
2024	572
Thereafter	6,191
Total undiscounted cash flows	$8,719
Discount	(2,018)
Lease liabilities	$6,701

Minimum annual rental commitments under the lease obligations are as follows as of December 31, 2018:

(Dollars in thousands)
2019	$202
2020	199
2021	184
2022	100
Thereafter	572
$1,257

Note 14. Significant Concentrations of Credit Risk

Substantially all the Bank’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan Area. The concentrations of credit by type of loan are set forth in Note 4.

The Bank maintains its cash and federal funds sold in correspondent bank deposit accounts.  The amount on deposit at December 31, 2019 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $25.5 million.  The Bank has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks.

Note 15. Regulatory Matters

Information presented for December 31, 2019 and December 31, 2018, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 is 2.50% and 1.875% for 2018. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2019, the Company and the Bank meets all capital adequacy requirements to which it is subject.

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

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total capital (to risk-weighted assets)	$157,892	13.50%	$93,576	≥ 8.0%	$116,970	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$148,308	12.68%	$52,636	≥ 4.5%	$93,576	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$148,308	12.68%	$70,182	≥ 6.0%	$93,576	≥ 8.0%
Tier 1 capital (to average assets)	$148,308	12.12%	$48,937	≥ 4.0%	$61,171	≥ 5.0%
As of December 31, 2018
Total capital (to risk-weighted assets)	$142,360	13.75%	$82,807	≥ 8.0%	$103,509	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$133,529	12.90%	$46,579	≥ 4.5%	$82,807	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$133,529	12.90%	$62,105	≥ 6.0%	$82,807	≥ 8.0%
Tier 1 capital (to average assets)	$133,529	12.41%	$43,056	≥ 4.0%	$53,820	≥ 5.0%

Note. 16 Defined Contribution Benefit Plan

The Bank adopted a 401(k) defined contribution plan on October 1, 2004, which is administered by UBS Securities.  Participants have the right to contribute up to a maximum of 15% of pretax annual compensation or the maximum allowed by the Internal Revenue Code, whichever is less.  The Bank began making a matching contribution to the plan on January 1, 2010. The Bank matches dollar for dollar up to 3% of the employee’s contribution and then fifty cents on the dollar on the next two percentage points up to the employee contribution of 5%. The total amount the Bank matched during 2019 and 2018 was $465,064 and $332,762, respectively.

Note 17. Stock Based Compensation Plan

ASC Topic 718, Compensation – Stock Compensation, requires the Bank to recognize expense related to the fair value of share-based compensation awards in net income.  Total compensation expense for restricted stock recorded for the years ended December 31, 2019 and December 31, 2018 were $1.0 million and $882,791, respectively.

On May 17, 2006, the Bank’s stockholders approved the MainStreet Bank 2006 Incentive Stock Plan (the “2006 Plan”), which authorizes the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, and stock awards to employees and non-employee directors.  Under the 2006 Plan, subject to capital adjustments, the maximum number of shares of the Bank’s common stock that may be issued is 186,638 plus the number of shares of common stock represented by awards previously made under the MainStreet Bank 2004 Stock Option and Incentive Plan (the “2004 Plan”) that were outstanding on, and that expire or are otherwise terminated or forfeited after, May 17, 2006.  As a result of the stockholders’ approval of the 2006 Plan, no additional awards have been or will be made under the Bank’s 2004 Plan, although all awards that were outstanding under the 2004 Plan as of May 17, 2006 remained outstanding in accordance with their terms. There are no outstanding awards remaining under the 2004 Plan.

On November 20, 2007, the Bank granted 112,500 shares of restricted stock in connection with employment agreements entered into with two executive officers during December 2007. The restricted stock awards were made outside of the 2006 Plan and are governed by restricted stock agreements entered into by the Bank and each of the officers, dated November 20, 2007. The restricted stock vests in 5%, 10% or 15% increments over a period of 10 years, subject to earlier vesting in the event of certain termination events or a change of control of the Bank. As of December 31, 2019, the total number of restricted shares that have vested are 112,500.

On March 16, 2015, there were 18,000 stock options under the 2004 Plan that expired.  There are no remaining options outstanding under the 2004 or 2006 Plans at December 31, 2019.  Stock options are no longer issued, and there have been no stock options exercised to date.  All options were expired as of December 31, 2016.

In 2016, the Board of Directors of the Bank adopted, and the Bank’s shareholders subsequently approved, the MainStreet Bank 2016 Equity Incentive Plan (the “2016 Plan”), to provide officers, other selected employees and directors of the Bank with additional incentives to promote the growth and performance of the Bank. At December 31, 2018, there were 133,869 restricted shares outstanding that were awarded under the 2016 Plan. During the year ended December 31, 2019, there were 72,281 restricted shares awarded, no restricted shares were forfeited, and no stock options were awarded under the 2016 Plan.  The restricted shares awarded during 2019 vest equally on an annual basis over a three, five or ten year period. As a result of the stockholders’ approval of the 2016 Plan, no additional awards have been or will be made under the Bank’s 2006 Plan, although all awards that were outstanding under the 2006 Plan as of May 17, 2006 remained outstanding in accordance with their terms.

On July 17, 2019, the Board of Directors of the Bank adopted, and the Bank’s shareholders subsequently approved, the MainStreet Bank 2019 Equity Incentive Plan (the “2019 Plan”), to provide officers, other selected employees and directors of the Bank with additional incentives to promote the growth and performance of the Bank. At December 31, 2019, there were 10,000 restricted shares outstanding that were awarded under the 2019 Plan. During the year ended December 31, 2019, there were 10,000 restricted shares awarded, no restricted shares were forfeited, and no stock options were awarded under the 2019 Plan. The restricted shares awarded during 2019 vest equally on an annual basis over a ten year period. As a result of the stockholders’ approval of the 2019 Plan, no additional awards have been or will be made under the Bank’s 2016 Plan, although all awards that were outstanding under the 2016 Plan as of July 17, 2019 remained outstanding in accordance with their terms.

A summary of the status of the Bank’s nonvested restricted stock shares as of December 31, 2019 and changes during the year ended December 31, 2019 is presented below:

Nonvested Restricted Stock Shares (1)	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	133,869	$13.67
Granted	82,281	18.08
Vested	(55,189)	13.45
Nonvested at December 31, 2019 (1)	160,961	$16.00

(1)	All share and per share amounts for 2019 and 2018 reflect the effect of the 5% stock dividend on April 30, 2018.

As of December 31, 2019, there was $1.6 million of total unrecognized compensation cost related to nonvested restricted stock awards.  The cost is expected to be recognized over approximately ten years. The total fair value of shares vested during the years ended December 31, 2019 and 2018 was $738,752 and $858,818, respectively.

Note 18. Derivatives and Risk Management Activities

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

The following tables summarize key elements of the Banks’s derivative instruments as of December 31, 2019 and December 31, 2018.

December 31, 2019
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$71,860	12	$4,039	—	$6,400
Matched interest rate swap with counterparty	$71,860	12	—	$4,039	$6,400

December 31, 2018
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$36,607	5	$1,192	—	$1,290
Matched interest rate swap with counterparty	$36,607	5	—	$1,192	$1,290

The Company is able to recognize fee income upon execution of the interest rate swap contract and completed its first contract in the fourth quarter of 2018. Interest rate swap fee income for the twelve months ended December 31, 2019 and 2018 was $989,000 and $713,000, respectively.

Note 19. Fair Value Presentation

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of December 31, 2019, and December 31, 2018, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 18: Derivatives and Risk Management Activities”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of December 31, 2019 and December 31, 2018:

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$49,998	$—	$49,998
Collateralized Mortgage Backed	—	17,673	—	17,673
Subordinated Debt	—	2,554	—	2,554
Municipal Securities	—	14,631	—	14,631
U.S. Government Agencies	—	7,935	—	7,935
Derivative asset – interest rate swap on loans	—	4,039	—	4,039
Total	$—	$96,830	$—	$96,830
Liabilities:
Derivative liability – interest rate swap on loans	—	4,039	—	4,039
Total	$—	$4,039	$—	$4,039

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$29,998	$—	$29,998
Collateralized Mortgage Backed	—	4,893	—	4,893
Subordinated Debt	—	2,015	—	2,015
Municipal Securities	—	8,833	—	8,833
U.S. Government Agencies	—	10,241	—	10,241
Derivative asset – interest rate swap on loans	—	1,192	—	1,192
Total	$—	$57,172	$—	$57,172
Liabilities:
Derivative liability – interest rate swap on loans	—	1,192	—	1,192
Total	$—	$1,192	$—	$1,192

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

The following table summarizes the value of the Bank’s assets as of December 31, 2019 and December 31, 2018 that were measured at fair value on a nonrecurring basis during the period:

December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$1,207	$1,207
Total	$—	$—	$1,207	$1,207

December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Impaired Loans
Commercial Real Estate	$—	$—	$1,207	$1,207
Total	$—	$—	$1,207	$1,207

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonreoccuring basis as of December 31, 2019

	Fair Value Measurements at December 31, 2019
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Other Real Estate Owned, net	$1,207	Appraisals	Discount to reflect current market conditions and estimated selling costs	6% - 10%
Total	$1,207

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

December 31, 2019	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$53,376	$53,376	$53,376	$—	$—
Restricted equity securities	6,157	6,157	—	6,157	—
Securities:
Available for sale	92,791	92,791	—	92,791	—
Held to maturity	23,914	24,678	—	24,678	—
Loans, net	1,030,425	1,048,181	—	—	1,048,181
Derivative asset – interest rate swap on loans	4,039	4,039	—	4,039	—
Bank owned life insurance	24,562	24,562	—	24,562	—
Accrued interest receivable	4,282	4,282	—	4,282	—
Liabilities:
Deposits	$1,071,623	$1,079,011	$—	$510,766	$568,245
Advances from the FHLB	40,000	39,998	—	39,998	—
Derivative liability – interest rate swaps on loans	4,039	4,039	—	4,039	—
Accrued interest payable	982	982	—	982	—

December 31, 2018	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$58,076	$58,076	$58,076	$—	$—
Restricted equity securities	5,894	5,894	—	5,894	—
Securities:
Available for sale	55,979	55,979	—	55,979	—
Held to maturity	26,178	26,323	—	26,323	—
Loans, net	917,125	897,765	—	—	897,765
Derivative asset – interest rate swap on loans	1,192	1,192	—	1,192	—
Bank owned life insurance	14,064	14,064	—	14,064	—
Accrued interest receivable	4,333	4,333	—	4,333	—
Liabilities:
Deposits	$920,137	$920,917	$—	$463,552	$457,365
Advances from the FHLB	40,000	39,848	—	39,848	—
Derivative liability – interest rate swaps on loans	1,192	1,192	—	1,192	—
Accrued interest payable	1,103	1,103	—	1,103	—

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on-balance sheet and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial assets include deferred income taxes and bank premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at December 31, 2019 from December 31, 2018.

Note 20. Other Real Estate Owned

At December 31, 2019 and 2018, Other Real Estate Owned was $1.2 million and $0, respectively. OREO is comprised of non-residential property associated with a commercial relationship and located in Virginia. Changes in the balance for OREO are as follows:

(Dollars in thousands)	2019	2018
Balance, beginning of year	$—	$134
Transfers between loans and other real estate owned	1,207	—
Sales	―	(134)
Balance, end of year	$1,207	$—

Expenses applicable to other real estate owned include the following:

(Dollars in thousands)	2019	2018
Net loss on sales of real estate	$—	$51
Operating expenses, net of rental income	62	3
Balance, end of year	$62	$54

As of December 31, 2019, there were no real estate loans in the process of foreclosure.

Note 21. Accumulated Other Comprehensive Gain(Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive gain(loss) net of deferred taxes, as of December 31, 2019 and December 31, 2018:

(Dollars in thousands)	2019	2018
Unrealized gain(loss) on securities	$609	$(358)
Unrealized loss on securities transferred to HTM	(81)	(109)
Securities gains included in net income	5	—
Tax effect	(110)	100
Total accumulated other comprehensive gain(loss)	$423	$(367)

Note 22. Capital

On August 24, 2018, the Company completed a capital offering which raised $42.7 million net of offering costs.  The Company sold an aggregate of 2,368,421 shares of common stock at a price of $19.00 per share.  The issuance of additional shares of common stock is accretive to the Company’s current book value.  The Bank will use the proceeds of the offering to facilitate strategic initiatives, support organic growth and market expansion activities, and for general corporate purposes.

On September 18, 2019, the Board of Directors of the Company authorized a common stock repurchase program to repurchase up to $10.0 million of the Company’s common stock at the discretion of management. The Company did not repurchase any of its shares during the year ended December 31, 2019.

Note 23. Subordinated Notes

On December 30, 2016, the Company completed the issuance of $14.3 million in aggregate principal amount of fixed-to-floating rate subordinated notes in a private placement transaction to various accredited investors. During the first quarter 2017, an additional $700,000 of subordinated notes was issued for a total issuance of $15.0 million.  The net proceeds of the offering are intended to support growth and be used for other general business purposes. The notes have a maturity date of December 31, 2026 and have an annual fixed interest rate of 6.25% until December 31, 2021. Thereafter, the notes will have a floating interest rate based on three-month LIBOR rate plus 425 basis points (4.25%) (computed on the basis of a 360-day year of twelve 30-day months) from and including January 1, 2022 to the maturity date or any early redemption date. Interest will be paid semi-annually, in arrears, on July 1 and January 1 of each year during the time that the notes remain outstanding through the fixed interest rate period or earlier redemption date. Interest will be paid quarterly, in arrears, on April 1, July 1, October 1 and January 1 throughout the floating interest rate period or earlier redemption date.

Note 24. Condensed Parent Company Financial Statements

Condensed financial statements pertaining only to the Company are presented below. The investment in subsidiary is accounted for using the equity method of accounting.

The payment of dividends by the subsidiary is restricted by various regulatory limitations. Banking regulations also prohibit extensions of credit to the parent company unless appropriately secured by assets.

Condensed Parent Company Only

Condensed Balance Sheet

(Dollars in thousands)

December 31,	2019	2018
ASSETS
Cash on deposit with subsidiary	$1,335	$1,617
Investment in subsidiary	148,731	133,162
Other receivables	1,773	1,248
Total Assets	$151,839	$136,027
Liabilities:
Subordinated debt, net of debt issuance costs	$14,805	$14,776
Stockholders’ equity	137,034	121,251
Total Liabilities and Stockholders’ Equity	$151,839	$136,027

Condensed Statement of Income

(Dollars in thousands)

For the Year Ended December 31,	2019	2018
INCOME
Dividends from subsidiary	$—	$—
Income before equity in undistributed earnings of subsidiary	—	—
Undistributed earnings of subsidiary	14,779	9,974
Subordinated debt interest expense	966	966
Non-interest expense	83	2
NET INCOME BEFORE INCOME TAXES	$13,730	$9,006
Income tax benefit	(220)	(203)
NET INCOME	$13,950	$9,209

Condensed Statement of Cash Flows

(Dollars in thousands)

Year Ended December 31,	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,950	$9,209
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed earnings of subsidiary	(14,779)	(9,974)
Stock based compensation	1,043	883
Subordinated debt amortization expense	29	29
Increase in other receivables	(525)	(538)
Net cash used in operating activities	(282)	(391)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank subsidiary	—	(45,803)
Net cash used in investing activities	—	(45,803)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock, net of offering costs	—	42,712
Net cash provided by financing activities	—	42,712
NET DECREASE IN CASH AND CASH EQUIVALENTS	(282)	(3,482)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,617	5,099
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,335	$1,617

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2019. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

Management’s Report on Internal Control over Financial Reporting. Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management, including the Company’s principle executive and principle financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s annual report does not include an attestation report of the Company’s independent registered public accounting firm, Yount, Hyde, & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’s report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

The 2019 consolidated financial statements have been audited by the independent registered public accounting firm of Yount, Hyde, & Barbour. P.C. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representation made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the consolidated financial statements.

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2020 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019.

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-12B filed on February 15, 2019)
3.1	Articles of Incorporation, as amended and restated
3.2	Bylaws
4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12B filed on February 15, 2019)
4.2	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-12B filed on February 15, 2019)
4.3	Description of the Registrant’s Common Stock Registered pursuant to section 12 of the Securities Exchange Act of 1934
10.1	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-12B filed on February 15, 2019)
10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-12B filed on February 15, 2019)
10.3	Employment Agreement with Jeff W. Dick (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12B filed on February 15, 2019)
10.4	Employment Agreement with Charles C. Brockett (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-12B filed on February 15, 2019)
10.5	Employment Agreement with Thomas J. Chmelik (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-12B filed on February 15, 2019)
10.6	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2019)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Form 10-12B filed on February 15, 2019)
23.1	Consent of Yount, Hyde & Barbour, P.C.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: March 23, 2020	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 23, 2020	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2020		/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer and Director
(Principal Financial Officer)

Date: March 23, 2020		/s/ Charles C. Brockett
Charles C. Brockett
President and Director

Date: March 23, 2020		/s/ Richard A. Vari
Richard A. Vari
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 23, 2020		/s/ Paul Thomas Haddock
Paul Thomas Haddock
Director

Date: March 23, 2020		/s/ Patsy I. Rust
Patsy I. Rust
Director

Date: March 23, 2020		/s/ Terry M. Saeger
Terry M. Saeger
Director

Date: March 23, 2020		/s/ Elizabeth S. Bennett
Elizabeth S. Bennett
Director

Date: March 23, 2020		/s/ Darrell Green
Darrell Green
Director

Date: March 23, 2020		/s/ Russell Echlov
Russell Echlov
Director