Form 10-Q
period 2020-03-31
MainStreet Bancshares, Inc.
filed 2020-05-12
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2020, there were 8,260,231 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 –  Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of March 31, 2020 and December 31, 2019 (Dollars in thousands, except share and per share data)

	At March 31, 2020 (unaudited)	At December 31, 2019 (*)
Assets
Cash and due from banks	$62,098	$53,376
Federal funds sold	10,677	11,468
Cash and cash equivalents	72,775	64,844
Investment securities available-for-sale, at fair value	102,191	92,791
Investment securities held-to-maturity	23,878	23,914
Restricted securities, at cost	5,041	6,157
Loans, net of allowance for loan losses of $9,898 and $9,584, respectively	1,059,628	1,030,425
Premises and equipment, net	14,666	14,153
Other real estate owned, net	1,207	1,207
Accrued interest and other receivables	4,809	5,420
Bank owned life insurance	24,761	24,562
Other assets	20,786	13,885
Total Assets	$1,329,742	$1,277,358
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$240,979	$252,707
Interest bearing demand deposits	16,846	53,707
Savings and NOW deposits	60,454	63,015
Money market deposits	265,443	141,337
Time deposits	559,489	560,857
Total deposits	1,143,211	1,071,623
Federal Home Loan Bank advances	10,000	40,000
Subordinated debt, net	14,812	14,805
Other liabilities	21,424	13,896
Total Liabilities	1,189,447	1,140,324
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 8,260,231 shares (including 155,742 nonvested shares) for March 31, 2020 and 8,260,259 shares (including 160,961 nonvested shares) for December 31, 2019	32,418	32,397
Capital surplus	74,482	75,117
Retained earnings	32,567	29,097
Accumulated other comprehensive income	828	423
Total Stockholders’ Equity	140,295	137,034
Total Liabilities and Stockholders’ Equity	$1,329,742	$1,277,358

*	Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three months ended March 31, 2020 and 2019 (Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2020	2019
Interest Income
Interest and fees on loans	$14,220	$12,916
Interest on investments securities	501	556
Interest on federal funds sold	395	345
Total Interest Income	15,116	13,817
Interest Expense
Interest on interest bearing DDA deposits	117	245
Interest on savings and NOW deposits	64	73
Interest on money market deposits	778	763
Interest on time deposits	3,566	2,931
Interest on Federal Home Loan Bank advances and other borrowings	50	219
Interest on subordinated debt	241	238
Total Interest Expense	4,816	4,469
Net interest income	10,300	9,348
Provision for Loan Losses	350	325
Net interest income after provision for loan losses	9,950	9,023
Non-Interest Income
Deposit account service charges	487	370
Bank owned life insurance income	199	105
Loan swap fee income	403	290
Other fee income	325	161
Total Non-Interest Income	1,414	926
Non-Interest Expense
Salaries and employee benefits	4,433	3,860
Furniture and equipment expenses	454	385
Advertising and marketing	256	105
Occupancy expenses	267	213
Outside services	276	227
Administrative expenses	164	167
Other operating expenses	1,293	1,051
Total Non-Interest Expense	7,143	6,008
Income before income taxes	4,221	3,941
Income Tax Expense	751	694
Net Income	$3,470	$3,247
Net Income per common share:
Basic	$0.42	$0.39
Diluted	$0.42	$0.39

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended and Three Months Ended March 31, 2020 and 2019 (Dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Comprehensive Income, net of taxes
Net Income	$3,470	$3,247
Other comprehensive gain, net of tax:
Unrealized gains on available for sale securities arising during the period (net of tax, $103 and $56, respectively)	400	209
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $1 and $1, respectively)	5	6
Other comprehensive income	405	215
Comprehensive Income	$3,875	$3,462

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the Three months ended March 31, 2020 and 2019 (Dollars in thousands)

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2019	$32,397	$75,117	$29,097	$423	$137,034
Vesting of restricted stock	261	(261)	—	—	—
Stock based compensation expense	—	376	—	—	376
Common stock repurchased	(240)	(750)	—	—	(990)
Net income	—	—	3,470	—	3,470
Other comprehensive income	—	—	—	405	405
Balance, March 31, 2020	$32,418	$74,482	$32,567	$828	$140,295

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2018	$32,176	$74,256	$15,186	$(367)	$121,251
Vesting of restricted stock	211	(211)	—	—	—
Stock based compensation expense	—	270	—	—	270
Net income	—	—	3,247	—	3,247
Change related to restricted stock awards	—	38	(38)	—	—
Other comprehensive income	—	—	—	215	215
Balance, March 31, 2019	$32,387	$74,353	$18,395	$(152)	$124,983

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the three months ended March 31,	2020	2019
Cash Flows from Operating Activities
Net income	$3,470	$3,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	419	378
Deferred income tax benefit	(150)	(94)
Provision for loan losses	350	325
Stock based compensation expense	376	270
Income from bank owned life insurance	(199)	(105)
Subordinated debt amortization expense	7	7
Gain on disposal of premises and equipment	(14)	(59)
Amortization of operating lease right-of-use assets	96	56
Change in:
Accrued interest receivable and other receivables	611	(503)
Other assets	(6,946)	(4,040)
Other liabilities	7,528	5,039
Net cash provided by operating activities	5,548	4,521
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	2,284	806
Maturities	50,000	30,000
Purchases	(61,318)	(43,984)
Activity in held-to-maturity securities:
Refunded	—	650
Purchases of restricted investment in bank stock	(159)	(1,113)
Redemption of restricted investment in bank stock	1,275	1,275
Net increase in loan portfolio	(29,553)	(26,935)
Proceeds from sale of premises and equipment	14	69
Purchases of premises and equipment	(758)	(280)
Net cash used in investing activities	(38,215)	(39,512)
Cash Flows from Financing Activities
Net decrease in non-interest deposits	(11,728)	(18,005)
Net increase in interest bearing demand, savings, and time deposits	83,316	64,695
Net decrease in Federal Home Loan Bank advances and other borrowings	(30,000)	(10,000)
Repurchases of common stock	(990)	—
Net cash provided by financing activities	40,598	36,690
Increase in Cash and Cash Equivalents	7,931	1,699
Cash and Cash Equivalents, beginning of period	64,844	58,076
Cash and Cash Equivalents, end of period	$72,775	$59,775
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,653	$3,929
Cash paid during the period for income taxes	$—	$—
Right of use assets obtained in exchange for new operating lease liabilities	$—	$2,647

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

In February 2020, the Bank applied to the Office of the Comptroller of the Currency (the “OCC”) in order to convert from a Virginia-chartered bank to a federal charter as a national bank. If the OCC approves the Bank’s application and the charter conversion is completed, the Bank will become subject to regulation, supervision and examination by the OCC rather than by the Bureau and the Federal Reserve. Following the proposed charter conversion, the Bank’s business activities, investments and legal lending limit will be governed by the National Bank Act and the regulations and rulings of the OCC. While the applicable provisions of the National Bank Act and OCC regulations differ in various ways from Virginia law and the regulations of the Federal Reserve, the Bank’s management has determined that any such differences would have no material effect on the operations of the Bank. Furthermore, the branching network of the Bank will remain the same following the proposed charter conversion. The holding company will continue to be regulated and supervised by the Federal Reserve Bank of Richmond.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2019 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on March 23, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, events through the date of issuance of the financial statements included herein.

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

Investment securities – The Bank’s investment securities are classified as either held to maturity, available for sale or trading. At March 31, 2020 and December 31, 2019, the Bank held approximately $23.9 million and $23.9 million, respectively, in securities classified as held to maturity. The Bank held no securities classified as trading. Municipal securities that were originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. At March 31, 2020 and December 31, 2019, the unamortized unrealized loss was $74,517 and $81,076, respectively, before tax, and remains in accumulated other comprehensive income, net of tax.

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

Securities held to maturity include securities purchased with the ability and positive intent to hold to maturity. Debt securities are stated at historical cost adjusted for amortization of premiums and accretion of discount. Any investment security, for which there has been a value impairment deemed by management to be other than temporary, is written down to its estimated fair value with a charge to current operations.

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

Restricted equity securities consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $3.3 million and $1.6 million respectively, as of March 31, 2020, compared to $3.3 million and $2.7 million, respectively, as of December 31, 2019. Restricted equity securities also consisted of $126,800 in Community Bankers Bank stock at March 31, 2020 and December 31, 2019. This restricted stock is recorded at cost because its ownership is restricted and it lacks a market for resale. The Bank is required to maintain Federal Reserve Bank stock at a level of 6% of capital and surplus. The FHLB requires the Bank to maintain stock, at a minimum, in an amount equal to 4.5% of outstanding borrowings and 0.20% of total assets. When evaluating restricted stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Bank does not consider these investments to be impaired at March 31, 2020 or December 31, 2019 and no previous impairment has been recognized.

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

Troubled Debt Restructuring (TDR) occurs when the Bank agrees to modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Bank evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Bank concludes that the borrower is able to continue making such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may be eligible to be removed from TDR status in periods subsequent to the restructuring depending on the performance of the loan. As of March 31, 2020, and December 31, 2019, the Bank had approximately $1.5 million and $1.5 million of loans classified as TDR, respectively. At March 31, 2020 and December 31, 2019, TDR loans consisted of one loan. The one currently identified TDR loan in the amount of approximately $1.5 million is currently performing in accordance with its modified terms.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of March 31, 2020, and December 31, 2019, there were no such liabilities recorded.

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

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Bank’s common stock at the date of grant is used for restricted stock awards. No stock options were granted during 2020 and 2019.

Earnings per share – Net income per common share has been determined under the provisions of FASB ASC 260, “Earnings Per Share” and has been computed based on the weighted average common shares outstanding during the quarter ended March 31, (8,287,317 for 2020 and 8,242,873 for 2019). Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The only potential dilutive stock of the Bank as defined in FASB ASC 260 would be stock options granted to various directors, officers, and employees of the Bank. There were no such options outstanding at March 31, 2020 or December 31, 2019. Restricted stock is included in the computation of basic earnings per share as the holder is entitled to full benefits of a stockholder during the vesting period.

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

Impact of Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a Committee to oversee the accounting impact of this ASU. In anticipation of the ASU, the Company is working with a third party to compile data and develop an estimate using historical and qualitative data based on the requirements of ASU 2016-13.

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

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is monitoring developments into rates that may be acceptable alternatives to LIBOR and working with those we have a relationship with that could be impacted by a change in reference rate from LIBOR. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues. The Company expects to meet this expanded category of small reporting company and will not be considered an accelerated filer.  If the Company’s annual revenues exceed $100 million, its category will change to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for smaller reporting companies.  The Company has total assets exceeding $1.0 billion and remains subject to Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), which requires an auditor attestation concerning internal controls over financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grands a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements as we have implemented a forbearance program for our commercial and consumer term-debt borrowers; however, the total impact cannot be quantified at this time.

Regulatory easing for coronavirus COVID-19 pandemic

Federal Reserve Bank reserve requirements to zero.

On March 15, 2020, the Board reduced reserve requirement ratios to zero percent effective March 26, 2020.  This action eliminated reserve requirements for all depository institutions. Prior to the change effective March 26, 2020, reserve requirement ratios on net transactions accounts differed based on the amount of net transactions accounts at the depository institution.

A certain amount of net transaction accounts, known as the "reserve requirement exemption amount," was subject to a reserve requirement ratio of zero percent.  Net transaction account balances above the reserve requirement exemption amount and up to a specified amount, known as the "low reserve tranche," were subject to a reserve requirement ratio of 3 percent. Net transaction account balances above the low reserve tranche were subject to a reserve requirement ratio of 10 percent. The reserve requirement exemption amount and the low reserve tranche are indexed each year pursuant to formulas specified in the Federal Reserve Act

Community Bank Leverage Ratio reduced to 8%

As required by Section 4012 the CARES Act, the federal banking agencies today temporarily lowered the community bank leverage ratio, issuing two interim final rules to set the CLBR at 8% and then gradually re-establish it at 9%.

Under the interim final rules, the CBLR will be set at 8% beginning in the second quarter of 2020 through the end of the year. Community banks that have a leverage ratio of 8% or greater and meet certain other criteria may elect to use the CBLR framework. Beginning in 2021, the CBLR will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the leverage ratio requirement to use the CBLR framework will return to 9%.

“The agencies are providing community banking organizations with a clear and gradual transition back to the 9 percent leverage ratio requirement previously established by the agencies,” regulators said in a joint press release. “This transition will allow community banking organizations to focus on supporting lending to creditworthy households and businesses given the recent strains on the U.S. economy caused by the coronavirus.”

Forbearance not automatically a Troubled Debt Restructuring (TDR)

On March 9, 2020, the Federal Reserve, Office of the Comptroller of the Currency, Federal Deposit Insurance Corp., Consumer Financial Protection Bureau, National Credit Union Administration, and Conference of State Bank Supervisors issued a joint statement to financial institutions urging them to work constructively with borrowers and other customers affected by COVID-19.

Since then, the agencies provided additional guidance and the CARES Act was signed into law.  Together, they offer these key takeaways:

Working with Customers

The agencies encourage financial institutions to work prudently and pro-actively with borrowers – consistent with "safe and sound" practices – who are or may be unable to meet their payment obligations because of the effects of COVID-19. The agencies view loan modification programs as positive actions to mitigate adverse effects on borrowers due to COVID-19. The agencies will not criticize institutions for working with borrowers and will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings ("TDRs").

Troubled Debt Restructuring (TDR)

According to United States generally-accepted accounting principles, restructuring a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The CARES Act states that from March 1, 2020, until the end of the year (unless the President terminates the COVID-19 emergency declaration sooner), financial institutions may elect to suspend the TDR accounting principles for loan modifications related to COVID-19.

The suspension applies during the modification.  A modification can be a forbearance agreement, a new repayment plan, interest rate modification, or any other arrangement that defers or delays the payment of principal or interest.  This provision applies only to loans that were current – less than 30 days past due on payments – as of December 31, 2019.

The agencies are to defer to the financial institutions to suspend the TDR requirements.  Financial institutions may presume that borrowers current on payments are not experiencing financial difficulties at modification to determine TDR status, and no further TDR analysis is required for each loan modification in the program.  Examiners will exercise judgment in reviewing loan modifications, including TDRs, will not automatically adversely risk rate credits affected by COVID-19, and will not criticize prudent efforts to modify the terms on existing loans to affected customers.

Past Due Reporting and Nonaccrual Status

Regarding loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the loan documents. If a financial institution agrees to a payment deferral, this may result in no contractual payments being past due, and these loans are not considered past due during the deferral period.  During a short-term deferral or modification, the loans generally should not be reported as nonaccrual.

Paycheck Protection Program Payments

Many financial institutions may have borrowers who apply for a loan under the CARES Act's Paycheck Protection Program (PPP), which allows an eligible borrower to obtain a loan to cover payroll, rent, mortgage interest, and utilities for the Covered Period (February 15, 2020 - June 30, 2020).  Up to 100% of the loan can be forgiven if the borrower spends the loan proceeds appropriately.   Financial institutions should know there are several factors that can prohibit a borrower from obtaining a PPP loan (e.g., an owner or related business in bankruptcy).  Financial institutions should also be vigilant that, with any modification or workout, PPP loan proceeds are not used for a prohibited purpose (e.g., principal reduction on a loan).

Federal Reserve Paycheck Protection Program Lending Facility

On April 9, 2020, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) issued guidance for banks that wish to participate in the Federal Reserve’s Paycheck Protection Program Lending Facility (the “PPPL Facility”). Under the PPPL Facility, the Federal Reserve Banks will extend funding, on a non-recourse basis, to banks participating in the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (the “SBA”), taking PPP loans originated under the PPP as collateral.

Main Street Lending Program

The Federal Reserve has announced that it is establishing a Main Street Lending Program to support lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The Program will operate through three facilities: The Main Street New Loan Facility (MSNLF), the Main Street Priority Loan Facility (MSPLF), and the Main Street Expanded Loan Facility (MSELF).

Note 2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$60,000	$—	$—	$60,000
Collateralized Mortgage Backed	15,877	430	(6)	16,301
Subordinated Debt	2,500	35	(2)	2,533
Municipal Securities	15,200	826	—	16,026
U.S. Governmental Agencies	7,501	—	(170)	7,331
Total	$101,078	$1,291	$(178)	$102,191

Investment securities held-to-maturity was comprised of the following:

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$22,378	$774	$—	$23,152
Subordinated Debt	1,500	—	—	1,500
Total	$23,878	$774	$—	$24,652

Investment securities available-for-sale was comprised of the following:

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$49,999	$—	$(1)	$49,998
Collateralized Mortgage Backed	17,659	82	(68)	17,673
Subordinated Debt	2,500	55	(1)	2,554
Municipal Securities	13,888	743	—	14,631
U.S. Governmental Agencies	8,135	—	(200)	7,935
Total	$92,181	$880	$(270)	$92,791

Investment securities held-to-maturity was comprised of the following:

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$22,414	$766	$(2)	$23,178
Subordinated Debt	1,500	—	—	1,500
Total	$23,914	$766	$(2)	$24,678

The scheduled maturities of securities available-for-sale and held-to-maturity at March 31, 2020 were as follows:

	March 31, 2020
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$60,012	$60,012	$—	$—
Due from one to five years	—	—	1,510	1,552
Due from after five to ten years	3,514	3,557	8,593	8,882
Due after ten years	37,552	38,622	13,775	14,218
Total	$101,078	$102,191	$23,878	$24,652

Securities with a fair value of $267,207 and $267,899 at March 31, 2020 and December 31, 2019, respectively, were pledged to secure FHLB advances.

There were no securities sold from the available-for-sale portfolio for the three months ended March 31, 2020 and 2019.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$98	$(6)	$2	$—	$100	$(6)
Subordinated Debt	498	(2)	—	—	498	(2)
U.S Governmental Agencies	—	—	7,295	(170)	7,295	(170)
Total	$596	$(8)	$7,297	$(170)	$7,893	$(178)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury Securities	$49,998	$(1)	$—	$—	$49,998	$(1)
Collateralized Mortgage Backed	6,223	(67)	834	(1)	7,057	(68)
Subordinated Debt	499	(1)	—	—	499	(1)
U.S Government Agencies	—	—	7,857	(200)	7,857	(200)
Total	$56,720	$(69)	$8,691	$(201)	$65,411	$(270)
Held-to-maturity:
Municipal Securities	$537	$(2)	$—	$—	$537	$(2)
Total	$537	$(2)	$—	$—	$537	$(2)

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

At March 31, 2020, there were three collateralized mortgage backed securities with fair values totaling $98,000 in an unrealized loss position of less than 12 months and one security with a fair value totaling $2,000 in an unrealized loss position greater than 12 months. At March 31, 2020 nine U.S. government agencies with fair values totaling approximately $7.3 million that were in an unrealized loss position of more than 12 months. At March 31, 2020, there were no held-to-maturity securities in an unrealized loss position. The Bank does not consider any of the securities in the available for sale or held to maturity portfolio to be other-than-temporarily impaired at March 31, 2020 and December 31, 2019.

All municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at March 31, 2020 and December 31, 2019 was $74,517 and $81,076, respectively.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Residential Real Estate:
Single family	$141,457	$143,535
Multifamily	7,715	6,512
Farmland	796	801
Commercial Real Estate:
Owner-occupied	134,988	134,116
Non-owner occupied	314,798	287,754
Construction and Land Development	285,960	272,620
Commercial – Non Real-Estate:
Commercial & Industrial	118,258	121,225
Consumer – Non Real Estate:
Unsecured	419	599
Secured	67,741	74,984
Total Gross Loans	1,072,132	1,042,146
Less: unearned fees	(2,595)	(2,118)
Less: unamortized discount on consumer secured loans	(11)	(19)
Less: allowance for loan losses	(9,898)	(9,584)
Net Loans	$1,059,628	$1,030,425

The unsecured consumer loans above include $419,000 and $599,000 of overdrafts reclassified as loans for the quarters ended March 31, 2020 and December 31, 2019, respectively.

The Bank held no loans for sale at March 31, 2020 and December 31, 2019.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended March 31, 2020 and 2019.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended March 31, 2020	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,030	$4,254	$2,180	$568	$1,552	$9,584
Charge-offs	—	(1)	—	—	(47)	(48)
Recoveries	—	—	—	3	9	12
Provision	(29)	277	108	(46)	40	350
Ending Balance	$1,001	$4,530	$2,288	$525	$1,554	$9,898
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,001	$4,530	$2,288	$525	$1,554	$9,898

For the three months ended March 31, 2019
Beginning Balance	$1,019	$4,299	$1,469	$826	$1,218	$8,831
Recoveries	30	—	—	3	—	33
Provision	52	139	66	32	36	325
Ending Balance	$1,101	$4,438	$1,535	$861	$1,254	$9,189
Ending Balance:
Individually evaluated for Impairment	$—	$733	$—	$—	$—	$733
Collectively evaluated for Impairment	$1,101	$3,705	$1,535	$861	$1,254	$8,456

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

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of March 31, 2020 and December 31, 2019:

March 31, 2020
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$149,968	$1,627	$148,341
Commercial Real Estate	449,786	—	449,786
Construction and Land Development	285,960	—	285,960
Commercial & Industrial	118,258	—	118,258
Consumer	68,160	—	68,160
Total	$1,072,132	$1,627	$1,070,505

December 31, 2019
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$150,848	$1,482	$149,366
Commercial Real Estate	421,870	—	421,870
Construction and Land Development	272,620	—	272,620
Commercial & Industrial	121,225	—	121,225
Consumer	75,583	—	75,583
Total	$1,042,146	$1,482	$1,040,664

The following table summarizes information in regard to impaired loans by loan portfolio class as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$1,627	$1,627	$—	$1,482	$1,482	$—
	1,627	1,627	—	1,482	1,482	—

With an allowance recorded	$—	$—	$—	$—	$—	$—
Total	$1,627	$1,627	$—	$1,482	$1,482	$—

The following table presents additional information regarding the impaired loans for the Three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$1,631	$15	$1,506	$15
	1,631	15	1,506	15
With an allowance recorded
Commercial Real Estate:
Owner occupied	$—	$—	$1,939	$—
	—	—	1,939	—
Total	$1,631	$15	$3,445	$15

If interest on nonaccrual loans had been accrued, such income would have been $3,718 and $35,155 for the three months ended March 31, 2020 and 2019

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Residential Real Estate
Single family	$150	$—
Consumer
Secured	58	—
Total	$208	$—

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

The following tables summarize the aggregate Pass and criticized categories of Watch, Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$140,938	$—	$—	$519	$141,457
Multifamily	7,715	—	—	—	7,715
Farmland	796	—	—	—	796
Commercial Real Estate:
Owner occupied	134,988	—	—	—	134,988
Non-owner occupied	314,798	—	—	—	314,798
Construction & Land Development	285,960	—	—	—	285,960
Commercial – Non Real Estate:
Commercial & Industrial	103,657	6,788	4,979	2,834	118,258
Consumer – Non Real Estate:
Unsecured	419	—	—	—	419
Secured	67,597	—	—	144	67,741
Total	$1,056,868	$6,788	$4,979	$3,497	$1,072,132

	December 31, 2019
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$143,019	$—	$—	$516	$143,535
Multifamily	6,512	—	—	—	6,512
Farmland	801	—	—	—	801
Commercial Real Estate:
Owner occupied	133,966	—	—	150	134,116
Non-owner occupied	287,754	—	—	—	287,754
Construction & Land Development	272,620	—	—	—	272,620
Commercial – Non Real Estate:
Commercial & Industrial	109,106	3,772	$5,685	2,662	121,225
Consumer – Non Real Estate:
Unsecured	599	—	—	—	599
Secured	74,984	—	—	—	74,984
Total	$1,029,361	$3,772	$5,685	$3,328	$1,042,146

The following tables present the segments of the loan portfolio summarized by aging categories as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$141,307	$141,457	$150
Multifamily	—	—	—	—	7,715	7,715	—
Farmland	—	—	—	—	796	796	—
Commercial Real Estate:
Owner occupied	—	—	—	—	134,988	134,988	—
Non-owner occupied	—	—	—	—	314,798	314,798	—
Construction & Land Development	—	—	—	—	285,960	285,960	—
Commercial – Non Real Estate:
Commercial & Industrial	1,750	47	—	1,797	116,461	118,258	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	419	419	—
Secured	109	—	—	109	67,574	67,741	58
Total	$1,859	$47	$—	$1,906	$1,070,018	$1,072,132	$208

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$143,535	$143,535	$—
Multifamily	—	—	—	—	6,512	6,512	—
Farmland	—	—	—	—	801	801	—
Commercial Real Estate:
Owner occupied	—	150	—	150	133,966	134,116	—
Non-owner occupied	—	—	—	—	287,754	287,754	—
Construction & Land Development	—	—	—	—	272,620	272,620	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	121,225	121,225	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	599	599	—
Secured	124	—	—	124	74,860	74,984	—
Total	$124	$150	$—	$274	$1,041,872	$1,042,146	$—

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

As of March 31, 2020, and December 31, 2019, the Company had TDRs totaling $1.5 million and $1.5 million, respectively. At March 31, 2020 the Company had one TDR which was performing in compliance with the restructured terms and on accrual status. No modifications occurred to TDR loans during the three months ended March 31, 2020. No additional loan commitments were outstanding to this borrower at March 31, 2020 and December 31, 2019. As of March 31, 2020, and December 31, 2019, there was no specific reserve related to this TDR loan.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at March 31, 2020:

	As of March 31, 2020
(Dollars in thousands)	Number Of Loans	Accrual Status	Non- Accrual Status	Total TDRs
Residential Real Estate	1	$1,477	$—	$1,477
Total	1	$1,477	$—	$1,477

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2019:

	As of December 31, 2019
(Dollars in thousands)	Number Of Loans	Accrual Status	Non- Accrual Status	Total TDRs
Residential Real Estate	1	$1,482	$—	$1,482
Total	1	$1,482	$—	$1,482

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

The following tables summarize key elements of the Banks’s derivative instruments as of March 31, 2020 and December 31, 2019.

March 31, 2020
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$88,150	16	$11,025	—	$11,350
Matched interest rate swap with counterparty	$88,150	16	—	$11,025	$11,350

December 31, 2019
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$71,860	12	$4,039	—	$6,400
Matched interest rate swap with counterparty	$71,860	12	—	$4,039	$6,400

The Company is able to recognize fee income upon execution of the interest rate swap contract. Interest rate swap fee income for the three months ended March 31, 2020 and 2019 was $403,000 and $290,000, respectively.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of March 31, 2020, and December 31, 2019, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 4: Derivative Financial Instruments”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$60,000	$—	$60,000
Collateralized Mortgage Backed	—	16,301	—	16,301
Subordinated Debt	—	2,533	—	2,533
Municipal Securities	—	16,026	—	16,026
U.S. Government Agencies	—	7,331	—	7,331
Derivative asset – interest rate swap on loans	—	11,025	—	11,025
Total	$—	$113,216	$—	$113,216
Liabilities:
Derivative liability – interest rate swap on loans	—	11,025	—	11,025
Total	$—	$11,025	$—	$11,025

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$49,998	$—	$49,998
Collateralized Mortgage Backed	—	17,673	—	17,673
Subordinated Debt	—	2,554	—	2,554
Municipal Securities	—	14,631	—	14,631
U.S. Government Agencies	—	7,935	—	7,935
Derivative asset – interest rate swap on loans	—	4,039	—	4,039
Total	$—	$96,830	$—	$96,830
Liabilities:
Derivative liability – interest rate swap on loans	—	4,039	—	4,039
Total	$—	$4,039	$—	$4,039

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

The following table summarizes the value of the Bank’s assets as of March 31, 2020 and December 31, 2019 that were measured at fair value on a nonrecurring basis during the period:

March 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$1,207	$1,207
Total	$—	$—	$1,207	$1,207

December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$1,207	$1,207
Total	$—	$—	$1,207	$1,207

The following table summarizes the value of the Bank’s assets as of March 31, 2020 that were measured at fair value on a nonrecurring basis during the period:

	Fair Value Measurements at March 31, 2020
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Other Real Estate Owned, net	$1,207	Appraisals	Discount to reflect current market conditions and estimated selling costs.	6% - 10%
Total	$1,207

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. In accordance with ASU 2016-01, the Company uses the exit price notion, rather than the entry price notion, in calculation the fair values of financial instruments not measured at fair value on a recurring basis.

The following tables reflect the carrying amounts and estimated fair values of the Company’s financial instruments whether or not recognized on the Consolidated Balance Sheets at fair value.

March 31, 2020	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$62,098	$62,098	$62,098	$—	$—
Restricted equity securities	5,041	5,041	—	5,041	—
Securities:
Available for sale	102,191	102,191	—	102,191	—
Held to maturity	23,878	24,652	—	24,652	—
Loans, net	1,059,628	1,060,192	—	—	1,060,192
Derivative asset – interest rate swap on loans	11,025	11,025	—	11,025	—
Bank owned life insurance	24,761	24,761	—	24,761	—
Accrued interest receivable	4,238	4,238	—	4,238	—
Liabilities:
Deposits	$1,143,211	$1,156,659	$—	$583,722	$572,937
Advances from the FHLB	10,000	10,000	—	10,000	—
Derivative liability – interest rate swaps on loans	11,025	11,025	—	11,025	—
Accrued interest payable	1,145	1,145	—	1,145	—

December 31, 2019	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$53,376	$53,376	$53,376	$—	$—
Restricted equity securities	6,157	6,157	—	6,157	—
Securities:
Available for sale	92,791	92,791	—	92,791	—
Held to maturity	23,914	24,678	—	24,678	—
Loans, net	1,030,425	1,048,181	—	—	1,048,181
Derivative asset – interest rate swap on loans	4,039	4,039	—	4,039	—
Bank owned life insurance	24,562	24,562	—	24,562	—
Accrued interest receivable	4,282	4,282	—	4,282	—
Liabilities:
Deposits	$1,071,623	$1,079,011	$—	$510,766	$568,245
Advances from the FHLB	40,000	39,998	—	39,998	—
Derivative liability – interest rate swaps on loans	4,039	4,039	—	4,039	—
Accrued interest payable	982	982	—	982	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at March 31, 2020 from December 31, 2019.

Note 6. Earnings Per Common Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which then shared in the earnings of the Bank. There were no such potentially dilutive securities outstanding in 2020 or 2019.

The weighted average number of shares used in the calculation of basic and diluted earnings per share includes unvested restricted shares of the Company’s common stock outstanding. Applicable guidance requires that outstanding un-vested share-based payment awards that contain voting rights and rights to non-forfeitable dividends participate in undistributed earnings with common stockholders.

	For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Net income	$3,470	$3,247
Weighted average number of shares issued, basic and diluted	8,287,317	8,242,873
Net income per share:
Basic and diluted income per share	$0.42	$0.39

Note 7. Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes, as of March 31, 2020 and December 31, 2019:

	2020	2019
Unrealized gain(loss) on securities	$1,109	$609
Unrealized loss on securities transferred to HTM	(75)	(81)
Securities gains included in net income	5	5
Tax effect	(211)	(110)
Total accumulated other comprehensive gain	$828	$423

Note 8. Leases

Right-of-use assets and lease liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. The incremental borrowing rate was equal to the rate of borrowing from the FHLB that aligned with the term of the lease contract. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

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

Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2020 was $73,000. During three months ended March 31, 2020 and 2019, the Company recognized lease expense of $147,000 and $72,000, respectively.

As of March 31,
(Dollars in thousands)	2020
Lease liabilities	$6,798
Right-of-use assets	$6,490
Weighted-average remaining lease term – operating leases (in months).	196.0
Weighted-average discount rate – operating leases	3.12%

For the three months ended March 31,
(Dollars in thousands)	2020
Lease Cost
Operating lease cost	$147
Total lease costs	$147
Cash paid for amounts included in measurement of lease liabilities	$73

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

As of March 31, 2020, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of March 31, 2020 is as follows:

(Dollars in thousands)
2020	$351
2021	529
2022	542
2023	556
2024	571
Thereafter	6,076
Total undiscounted cash flows	$8,625
Discount	(1,827)
Lease liabilities	$6,798

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2019, previously filed with the Securities and Exchange Commission (“SEC”) on March 23, 2020. Results for the three months ended March 31, 2020 are not necessarily indicative of results for the year ending December 31, 2020 or any future period.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Important factors that could cause actual results to differ materially from those in the forward–looking statements included herein include, but are not limited to:

•

general economic conditions, either nationally or in our market area, that are worse than expected; including the future impacts of the novel coronavirus disease (COVID-19) outbreak and measures taken in response for which future developments are highly uncertain and difficult to predict;

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

•	adequacy of or increases in the allowance for loan losses;
•	cyber threats, attacks or events;
•	reliance on third parties for key services;
•	deterioration of our asset quality, including an increase in loan delinquencies, problem assets and foreclosures;
•	future performance of our loan portfolio with respect to recently originated loans;
•	additional risks related to new lines of business, products, product enhancements or services;
•

results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for loan losses or to write-down assets or take other supervisory action;

•	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
•	liquidity, interest rate and operational risks associated with our business;
•	implications of our status as a smaller reporting company and as an emerging growth company; and
•	a work stoppage, forced quarantine, or other interruption or the unavailability of key employees.

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

COVID-19 Economic Impact

On Friday, March 13, 2020, President Trump declared a national emergency caused by the coronavirus (COVID-19) pandemic. The federal and state guidelines issued in connection with this national emergency to curb the spread of the COVID-19 pandemic have caused economic disruption across nearly every industry as well as rampant unemployment.  The Commonwealth of Virginia and the District of Columbia instituted stay at home guidelines with an exception made for essential businesses.  Both jurisdictions consider banking to be an essential business.

As an essential business, MainStreet Bank is firstly committed to providing a safe work environment.  On the following Monday, March 16, 2020 we transitioned nearly all our employees to work from home.  We were fully prepared to do so because of our advanced technology.  We anticipate continuing to work from home until we deem it to be safe to return everyone to work.

The Bank established a crisis task force compromised of executive officers, senior management and department heads in order to provide streamlined communication across business functions. This designated group began meeting routinely to track and monitor the pandemic’s impact on the key operations of the institution. Executive management also held weekly meetings with the entire Bank staff to communicate new initiatives and share information about how we are responding to the needs of our employees and customers. Management also holds bi-monthly calls with the Board of Directors in addition to the regularly scheduled Board meetings.

Since most of our customers were comfortable using our digital platform, we temporarily closed two of our seven locations and reduced the hours of the remaining locations. We also increased the average wage of our dedicated customer-facing branch staff by 50% during this crisis, as they provide an invaluable customer interaction and are committed to meeting the needs of our customers who must conduct business in person.

At the forefront of the crisis, we established a forbearance program for commercial customers with a term-debt repayment structure.  The forbearances either provide two months deferral of principal and interest payments or converting the loan to three months of interest-only payments.  Both solutions were focused on assisting our borrowers in preserving their liquidity.  As of April 30, 2020, we have processed loan forbearance requests for 158 borrowers, which represented approximately 37.0% of the dollar value of commercial term-debt structured relationships for the Bank at that date. A similar program was offered to consumer borrowers wherein up to two months of principal and interest payments may be deferred. As of April 30, 2020, less than 4% of these loans had requested a deferral.

On a positive note, regulators were quick to issue guidance allowing us and other financial institutions flexibility to work with borrowers on payment deferral options and other loan modifications without otherwise impairing the loan or requiring reclassification to a troubled debt restructured (“TDR”) status.

As an SBA Preferred lender, the Bank was proactive in establishing an efficient process to service the Small Business Administration (“SBA”) Payment Protection Program (“PPP”). The PPP was designed to fund up to eight weeks of payroll and other defined operating expenses, with the intention of converting the loan proceeds into a grant if appropriate documentation was provided through the lender to the SBA. As of April 30, 2020, the Bank has processed 761 applications for a total of $167.9 million for our customers.

The federal government has also implemented additional programs to help individuals and small businesses replace lost or lessened income due to the coronavirus pandemic. These benefits include, but are not limited to, additional elevated payments for those filing unemployment, extended eligibility for unemployment benefits, payroll tax credits, individual stimulus payments, and additional health benefits.

The Bank has effective systems to monitor ongoing liquidity needs on a daily basis. In addition, the Bank has access to specialized funding through the Federal Reserve to fund the PPP loans. We do not expect significant changes in our access to funding sources resulting from participation in these programs.

MainStreet Bank’s lenders are experienced in the unique markets we serve, and the Bank has established strict underwriting standards. In adhering to our internal guidelines, we have consistently held a lower than average balance of problem loans, classified loans and loans to be charged-off. We will continuously review the loan portfolio in order to determine the depth and breadth of potential loan losses associated with the pandemic. We will also provision for appropriate potential losses in a timely manner.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2020 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended December 31, 2019, other than the items discussed in our Recently Adopted Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended March 31, 2020 and 2019

General

Net income increased $223,000 to $3.5 million for the three months ended March 31, 2020 from $3.2 million for the three months ended March 31, 2019. The increase in net income for the three months ended March 31, 2020 was primarily due to an increase in interest income from the Bank’s loan portfolio, an increase in non-interest income of $488,000, of which $113,000 was provided by loan swap fees, $117,000 provided by an increase in deposit account service charges, and $164,000 provided by an increase in other fee activity. Net income was offset by an increases of $573,000 in salaries and employee benefits and $635,000 in interest expense on time deposits compared to the same period in 2019.

Interest Income

Total interest income increased $1.3 million, or 9.4%, to $15.1 million for the three months ended March 31, 2020 from $13.8 million for the three months ended March 31, 2019. The increase was primarily the result of an increase in interest and fees on loans of $1.3 million, an increase in interest on federal funds sold and interest-earning deposits of $50,000, but was offset by a decrease in interest on investment securities of $55,000. Total average interest-earning assets increased $199.0 million, to $1.27 billion for the three months ended March 31, 2020 from $1.07 billion for the same period in 2019 primarily as a result of an increase in the average balance of loans of $122.3 million, a $5.3 million increase in the average balance of investment securities and an increase in the average balance of federal funds sold and interest-earning deposits with banks of $71.4 million. The average yield on our interest-earning assets decreased 40 basis points to 4.77% for the three months ended March 31, 2020 as compared to 5.17% for the three months ended March 31, 2019 primarily as a result of lower average yields on interest earning assets due to market conditions and the Federal Reserve lowering the federal interest rates to near 0%.

Interest and fees on loans increased $1.3 million, to $14.2 million for the three months ended March 31, 2020 from $12.9 million for the same period in 2019. This increase was primarily due to an increase in average loans outstanding of $122.3 million, which increased to $1.06 billion as of March 31, 2020 from $936.4 million as of March 31, 2019. In addition to the growth in the loan portfolio the Federal Reserve decreased the federal interest rate to 25 basis points in the first quarter of 2020, which decreased yields on the Bank’s asset sensitive balance sheet as compared to the same period in 2019. The average yield on loans decreased 15 basis points, or 2.7%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Interest income on federal funds sold and interest-earning deposits increased by $50,000 to $395,000 for the three months ended March 31, 2020, from $345,000 for the three months ended March 31, 2019. The increase was primarily due to an increase in the average balance on these deposits despite a decrease in average yield. The average yield decreased 96 basis points, to 1.16% for the three months ended March 31, 2020 from 2.12% for the three months ended March 31, 2019. The decrease in average yield was primarily due to the decrease in the federal interest rate to 25 basis points during first quarter of 2020. The average balance of interest-earning deposits and federal funds sold increased $71.4 million to $136.3 million for the three months ended March 31, 2020 from $64.9 million for the three months ended March 31, 2019. The Bank held higher average balances in these accounts during the first quarter of 2020 while determining strategic alternatives to deploy this capital.

Interest on investment securities decreased by $55,000 to $501,000 for the three months ended March 31, 2020 from $556,000 for the three months ended March 31, 2019, respectively. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals decreased in total $59,000, or 16.5%, to $298,000 for the three months ended March 31, 2020, from $356,000 for the three months ended March 31, 2019. Mortgage backed securities increased by $12,000, or 17.9%, to $77,000 for the three months ended March 31, 2020, from $66,000 for the three months ended March 31, 2019. The average yield on total securities decreased 53 basis points, to 2.71% for the three months ended March 31, 2020, from 3.24% for the same period in 2019. As a decrease in market rates resulted in stagnant yielding investments, investment income decreased despite an increase in average balances for the comparison period. The average balance of investment securities increased by $5.3 million, to $73.8 million for the three months ended March 31, 2020, from $68.6 million for the three months ended March 31, 2019

Interest Expense

Total interest expense increased $347,000, to $4.8 million for the three months ended March 31, 2020 from $4.5 million for the three months ended March 31, 2019, primarily due to a $635,000 increase in interest expense on time deposits, which was offset by $169,000 decrease in interest expense on borrowings.

Interest expense on deposits increased $513,000, to $4.5 million for the three months ended March 31, 2020 from $4.0 million for the three months ended March 31, 2019 primarily as a result of an increase in average interest bearing deposits of $166.4 million to $893.5 million during the three months ended March 31, 2020 as compared to $727.2 million for the three months ended March 31, 2019. The increase in the average balance of interest-bearing deposits was primarily a result of a $99.1 million increase in the average balance of time deposit accounts and a $86.3 million increase in the average balance of money market deposits. These increases were offset by a $23.1 decrease in interest bearing demand deposits. The increase in the average balance of time deposits was primarily a result of retail growth and brokered deposits obtained through a deposit placement network on a reciprocal basis, such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance. The average cost of deposits was 203 basis points for the three months ended March 31, 2020, compared to 221 basis points for the three months ended March 31, 2019. The average rate paid on money market deposits decreased 77 basis points to 1.35% for the three months ended March 31, 2020 from 2.12% for the three months ended March 31, 2019. The increase in the average balance of our certificates of deposits of $99.1 million, from $468.0 million for the three months ended March 31, 2019 to $567.1 million for the three months ended March 31, 2020 was primarily the result of the Bank’s retail growth strategies. The average cost of certificates of deposit increased by 1 basis point to 2.52% for the three months ended March 31, 2020 as compared to 2.51% for the three months ended March 31, 2019. The increase in the average cost of certificates of deposit for the three months ended March 31, 2020, in spite of a falling rate environment, was the result of increased deposit competition and our continued funding of higher interest brokered deposits as compared to the three months ended March 31, 2019.

Interest expense on advances from the Federal Home Loan Bank decreased $168,000 to $50,000 for the three months ended March 31, 2020, from $218,000 for the three months ended March 31, 2019 as a result of an decrease in the average balance on the Federal Home Loan Bank advances which decreased to $10.3 million for the three months ended March 31, 2020 from $34.1 million for the three months ended March 31, 2019. In addition, the average rate of the Federal Home Loan Bank advances decreased 62 basis points for the three months ended March 31, 2020 compared to the same period in the prior year. The average balance of the Federal Home Loan Bank advances decreased $23.8 million for the three months ended March 31, 2020, primarily due to the repayment of advances.

Net Interest Income

Net interest income increased approximately $952,000, or 10.2%, to $10.3 million for the three months ended March 31, 2020 from $9.3 million for the three months ended March 31, 2019 as a result of our net interest-earning assets increasing $56.5 million to $350.2 million for the three months ended March 31, 2020 from $293.7 million for the three months ended March 31, 2019. The interest rate spread decreased by 20 basis points to 2.67% for the three months ended March 31, 2020 from 2.87% for the three months ended March 31, 2019. The net interest margin decreased by 25 basis points from 3.50% for the three months ended March 31, 2019 to 3.25% for the three months ended March 31, 2020.

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

	For the Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,058,738	$14,220	5.37%	$936,401	$12,916	5.52%
Investment securities	73,838	501	2.71%	68,550	556	3.24%
Federal funds and interest-bearing deposits	136,314	395	1.16%	64,944	345	2.12%
Total interest-earning assets	1,268,890	$15,116	4.77%	1,069,895	$13,817	5.17%
Non-interest-earning assets	59,363			36,788
Total assets	$1,328,253			$1,106,683
Interest-bearing liabilities:
Interest-bearing demand deposits	$33,558	$117	1.39%	$56,701	$245	1.73%
Money market deposits	230,158	778	1.35%	143,825	763	2.12%
Savings and NOW deposits	62,699	64	0.41%	58,616	73	0.50%
Time deposits	567,112	3,566	2.52%	468,009	2,931	2.51%
Total interest-bearing deposits	893,527	4,525	2.03%	727,151	4,012	2.21%
Federal funds purchased	—	—	—	139	1	2.88%
Federal Home Loan Bank advances	10,330	50	1.94%	34,111	218	2.56%
Subordinated debt	14,809	241	6.51%	14,780	238	6.44%
Total interest-bearing liabilities	918,666	$4,816	2.10%	776,181	$4,469	2.30%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	270,422			207,180
Total liabilities	1,189,088			983,361
Stockholders’ Equity	139,165			123,322
Total liabilities and Stockholders’ equity	$1,328,253			$1,106,683
Net interest income		$10,300			$9,348
Interest rate spread (2)			2.67%			2.87%
Net interest-earning assets (3)	$350,224			$293,714
Net interest margin (4)			3.25%			3.50%
Average interest-earning assets to average interest-bearing liabilities	138.12%			137.84%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

Rate/ Volume Analysis

The following table presents the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior average volume). The volume column shows the effects attributable to changes in volume (changes in average volume multiplied by prior rate). Changes attributable to both volume and rate are allocated between the volume and rate categories. The net column represents the sum of the prior columns.

For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Three Months Ended
	March 31, 2020 and 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$3,405	$(2,101)	$1,304
Investment securities	215	(270)	(55)
Federal funds and interest-bearing deposits	918	(868)	50
Total interest-earning assets	4,538	(3,239)	1,299
Interest-bearing liabilities:
Interest-bearing demand deposits	(86)	(42)	(128)
Money market deposit accounts	1,389	(1,374)	15
Savings and NOW accounts	27	(36)	(9)
Time deposits	623	12	635
Total deposits	1,953	(1,440)	513
Federal funds purchased	(1)	—	(1)
Federal Home Loan Bank advances	(125)	(43)	(168)
Subordinated debt	—	3	3
Total interest-bearing liabilities	1,827	(1,480)	347
Change in net interest income	$2,711	$(1,759)	$952

Provision for Loan Losses

Management believes that the provision recorded for the period ended March 31, 2020 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, and credit quality. In performing our assessment of the allowance for loan losses as of March 31, 2020, the Board and management considered the level of uncertainty and lack of objective information available, and determined that it would be premature to attempt to make an objective estimate of potential losses caused by the COVID-19 pandemic, and that subjective provision added to the allowance for loan and lease losses as of March 31, 2020 would be driven largely by speculation. We will continuously review the loan portfolio in order to determine the depth and breadth of potential loan losses associated with the pandemic. As we obtain sufficient, verifiable information to more accurately assess the full nature and extent of elevated risk to the Bank’s lending portfolio that may arise from this crisis, additional provision expense during the second quarter and remainder of 2020 may be required. The Board and management agreed to continue to work expeditiously with borrowers to analyse the loan portfolio with a goal of timely identifying, provisioning and reporting potential losses that could occur throughout the course of the pandemic.

The Board and management focused all efforts on pre-emptive measures to help borrowers sustain their liquidity. Forbearance programs have been implemented for commercial term-debt borrowers and for consumer term-debt borrowers. All available officers and other employees participated in this endeavour. Subsequently, many of these officers and other employees assisted with the SBA Paycheck Protection Program (PPP). The PPP focused on providing qualifying small businesses with a loan to fund up to eight weeks of qualifying payroll expenses along with other defined operating expenses. Under the PPP, with appropriate documentation, the United States Treasury will agree to convert the eligible amount of loan funds into a grant with the principal and interest forgiven.

The Board and management’s sole objective was to offer forbearance and implement the federal program and working with eligible borrowers on methods to preserve their liquidity while continuing to meet payroll and operating expenses.

The provision for loan losses, which is an operating expense, is maintained to ensure that the allowance for loan losses is maintained at levels we consider necessary and appropriate to absorb both probable and reasonably estimated credit losses at a balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans. The amount of the allowance is based on estimates, and actual losses may vary from such estimates as more information becomes available over time or economic conditions change. This evaluation is inherently subjective, as it requires estimates and assumptions that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a monthly basis and provisions are made for loan losses as required in order to maintain the allowance.

Provision for loan losses increased by $25,000 to $350,000 for the three months ended March 31, 2020 from $325,000 for the three months ended March 31, 2019 primarily as a result of an increase in loan originations which totaled approximately $26.9 million for the three months ended March 31, 2019 compared to loan originations of $71.1 million for the three months ended March 31, 2020. Non-performing loans decreased $1.8 million, or 90%, from $2.0 million at March 31, 2019 to $208,000 as of March 31, 2020, as a result of one loan removed through foreclosure and two loans placed on nonaccrual were added. During the three months ended March 31, 2020, substandard loans increased $169,000 for a balance of $3.5 million; primarily due to a $150,000 loan being place on nonaccrual during the quarter. Special mention loans decreased $706,000 as of March 31, 2020 primarily due to principal reductions. During the three months ended March 31, 2020, there were $48,000 in charge-offs and recoveries of $12,000 were received.

Non-Interest Income

Non-interest income increased $488,000, or 52.7%, to $1.4 million for the three months ended March 31, 2020 from $926,000 for the three months ended March 31, 2019. The increase in non-interest income was primarily due to increases in loan interest rate swaps of $113,000, $117,000 in deposit account service charges, and $164,000 in other fee activity for the three months ended March 31, 2020. The Bank has focused on expanding these areas throughout 2020. In addition, bank owned life insurance income increased $94,000 to $199,000 for the three months ended March 31, 2020 from $105,000 for the three months ended March 31, 2019 primarily as a result of an increased investment in this asset class.

Non-Interest Expense

Non-interest expense increased $1.1 million, or 18.9%, to $7.1 million for the three months ended March 31, 2020 from $6.0 million for the three months ended March 31, 2019 primarily as a result of increases in salary and employee benefits of $573,000 and other operating expenses of $242,000. Salaries and employee benefits expense increased by $573,000 to $4.4 million for the three months ended March 31, 2020 from $3.9 million for the three months ended March 31, 2019 primarily as a result of adding twelve employees and the related salary and benefit expenses for these additional employees. Other operating expenses increased $242,000, or 23.0%, to $1.3 million for the three months ended March 31, 2020 from $1.1 million for the three months ended March 31, 2019 due to increases in professional and consulting fees and fees related to investments in technology infrastructure. Franchise tax increased approximately $35,000 to $342,000 for the three months ended March 31, 2020 from $307,000 for the three months ended March 31, 2019 as a result of the increase in the Company’s capital as of March 31, 2020 compared to the balance sheet as of March 31, 2019. FDIC insurance premiums increased approximately $90,000 to $280,000 for the three months ended March 31, 2020 from $190,000 for the three months ended March 31, 2019.

Income Tax Expense

Income tax expense increased $57,000, or 8.2%, to $751,000 for the three months ended March 31, 2020 from $694,000 for the three months ended March 31, 2019. The increase in federal income tax expense for the three months ended March 31, 2020 compared to the same period a year ago was driven by the increase in income before income taxes of $280,000, or 7.1%, to $4.2 million as of March 31, 2020 compared to $3.9 million for the same period in the prior year. As a result of a change in tax regulation, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $60,000 for the three months ended March 31, 2020. For the three months ended March 31, 2020, the Company had an effective federal tax rate of 17.8%, compared to effective federal tax rate of 17.6% for the three months ended March 31, 2019.

Comparison of Statements of Financial Condition at March 31, 2020 and at December 31, 2019

Total Assets

Total assets increased $52.4 million, or 4.1%, to $1.33 billion at March 31, 2020 from $1.28 billion at December 31, 2019. The increase was primarily the result of increases of $30.0 million in gross loans receivable, $9.4 million in available-for-sale securities, and $7.0 million in loan interest rate swaps.

Investment Securities

Investment securities increased $8.2 million, or 6.7%, from $122.9 million at December 31, 2019 to $131.1 million at March 31, 2020. The increase was primarily in the available-for-sale portfolio, particularly in U.S. treasury securities. At March 31, 2020, our held-to-maturity portion of the securities portfolio, at amortized cost, was $23.9 million, and our available-for-sale portion of the securities portfolio, at fair value, was $102.2 million compared to our held-to-maturity portion of the securities portfolio of $23.9 million and our available-for-sale portion of the securities portfolio of $92.8 million at December 31, 2019.

Net Loans

Net loans increased $29.2 million, or 2.8%, to $1.06 billion at March 31, 2020 from $1.03 billion at December 31, 2019. Residential real estate loans decreased $883,000, or 0.6%, to $150.0 million at March 31, 2020 from $150.8 million at December 31, 2019. Commercial real estate loans increased by $27.9 million from $421.9 million at December 31, 2019 to $449.8 million at March 31, 2020. Commercial and industrial loans decreased by $3.0 million from $121.2 million at December 31, 2019 to $118.3 million at March 31, 2020. Construction loans increased $13.3 million to $286.0 million at March 31, 2020 from $272.6 million at December 31, 2019. Consumer loans decreased by $7.4 million from $75.6 million at December 31, 2019 to $68.2 million at March 31, 2020.

Allowance for Loan Losses

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$9,584	$8,831
Charge-offs:
Commercial Real Estate	(1)	—
Commercial and Industrial	(47)	—
Total charge-offs	(48)	—
Recoveries:
Residential Real Estate	—	30
Commercial and Industrial	9	—
Consumer	3	3
Total recoveries	12	33
Net recoveries (charge-offs)	(36)	33
Provision for loan losses	350	325
Balance at end of period	$9,898	$9,189
Ratios:
Net charge offs to average loans outstanding	0.0%	0.0%
Allowance for loan losses to non-performing loans at end of period	47.59	4.66
Allowance for loan losses to gross loans at end of period	0.93%	0.96%

Deposits

Deposits increased $71.6 million, or 6.7%, to $1.14 billion at March 31, 2020 from $1.07 billion at December 31, 2019. Our core deposits increased $131.4 million, or 20.1%, to $785.7 million at March 31, 2020 from $654.2 million at December 31, 2019. Certificates of deposit decreased $1.4 million, or 0.2%, to $559.5 million at March 31, 2020 from $560.9 million at December 31, 2019. The decrease in certificates of deposit was primarily the result of decreased brokered deposits as core deposits replaced this funding over the quarter.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Non-accrual loans:
Residential Real Estate	$150	$—
Consumer	58	—
Total non-accrual loans	208	—
Total non-performing loans	208	—
Other real estate owned	1,207	1,207
Total non-performing assets	$1,415	$1,207
Ratios:
Total non-performing loans to gross loans receivable	0.02%	0.00%
Total non-performing loans to total assets	0.02%	0.00%
Total non-performing assets to total assets	0.11%	0.09%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities; however, the Company also utilizes wholesale deposits as a funding source in addition to customer deposits. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, federal funds purchased, and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had Federal Home Loan Bank advances of $10.0 million outstanding with unused borrowing capacity of $309 million as of March 31, 2020. Additionally, at March 31, 2020, we had the ability to borrow up to $49.0 million from other financial institutions.

The Board of Directors, management and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2020.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2020, cash and cash equivalents totaled $72.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $102.2 million at March 31, 2020.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.5 million and $4.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $38.2 million and $39.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively. There were no sales of available-for-sale securities in three months ended March 31, 2020 and 2019. Net cash provided by financing activities was $40.6 million and $36.7 million for the three months ended March 31, 2020 and 2019, respectively, which consisted primarily of increases in interest bearing deposits of $83.3 million and $64.7 million offset by net repayments of $30.0 million and $10.0 million from the Federal Home Loan Bank for the three months ended March 31, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2020, totaled $297.5 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2020, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for March 31, 2020 and December 31, 2019, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2020 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2020, the Company and the Bank meet all capital adequacy requirements to which it is subject.

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of at least 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all applicable requirements will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. The Bank is not choosing to opt in to the CBLR at this time. Under the guidance, a community bank has the ability to opt in or opt out, as desired.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020
Total capital (to risk-weighted assets)	$161,870	13.20%	$98,113	≥ 8.0%	$122,641	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$151,972	12.39%	$55,189	≥ 4.5%	$98,113	> 8.0%
Tier 1 capital (to risk-weighted assets)	$151,972	12.39%	$73,585	≥ 6.0%	$98,113	> 8.0%
Tier 1 capital (to average assets)	$151,972	11.45%	$53,078	≥ 4.0%	$66,348	> 5.0%
As of December 31, 2019
Total capital (to risk-weighted assets)	$157,892	13.50%	$93,576	≥ 8.0%	$116,970	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$148,308	12.68%	$52,636	≥ 4.5%	$93,576	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$148,308	12.68%	$70,182	≥ 6.0%	$93,576	≥ 8.0%
Tier 1 capital (to average assets)	$148,308	12.12%	$48,937	≥ 4.0%	$61,171	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2020, we had outstanding loan commitments of $284.9 million and outstanding stand-by letters of credit of $672,000. We anticipate that we will have sufficient funds available to meet our current lending commitments.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2020. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2020, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

As a participating lender in the SBA Paycheck Protection Program (“PPP”) and the Federal Reserve’s Main Street Lending Program (“MSLP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s clients, the Federal Reserve or other parties regarding the Bank’s originating, processing, or servicing of loans under the PPP or the MSLP, risks that the SBA may not fund some or all PPP loan guaranties, and risks that the Federal Reserve may rescind its purchase of participation interests in MSLP loans.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP and also provided authority for the Federal Reserve establishment of the MSLP.

Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and President Trump signed the new legislation on April 24, 2020. Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that solicited the Bank for PPP loans, regarding its process and procedures used to process applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation may be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also may have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which loans were originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan or the calculation of the maximum PPP loan to which a borrower is entitled, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Under the authority provided in the CARES Act, the Federal Reserve has established the MSLP to support lending to eligible small-and-medium sized businesses. Pursuant to the MSLP, eligible lending institutions are authorized to make loans to eligible borrowers and a special purpose vehicle established by the Federal Reserve Bank of Boston (the “Main Street SPV”) will purchase either a 95% or 85% participation interest in such loans, depending on the eligibility of the borrower and the type of loan. The Federal Reserve has issued guidance regarding the MSLP, but the program has not yet commenced.

It is possible that the Company or the Bank will be exposed to litigation from clients and non-clients that solicit the Bank for MSLP loans, regarding its process and procedures used to process applications for the MSLP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. Any financial liability, litigation costs or reputational damage caused by MSLP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank’s credit risk in connection with loans under the MSLP is generally limited, as the Bank’s retained risk from any such loan will be either 5% or 15%.  However, the Bank also may have greater credit risk on MSLP loans if a determination is made by the Federal Reserve that there is a deficiency in the manner in which MSLP loans were originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive an MSLP loan or the servicing of an MSLP loan in which the Main Street SPV has purchased a participation interest. In the event of a loss resulting from a default on an MSLP loan and a determination by the Federal Reserve that there was a deficiency in the manner in which the MSLP loan was originated, funded, or serviced by the Bank, the Federal Reserve may attempt to rescind the purchase of a participation interest in the loan or file a claim against the Company or the Bank.

Reference is made to “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 23, 2020.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors authorized a share repurchase program for the Company’s common stock (the “Repurchase Program”) in September 2019 for up to $10.0 million of the Company’s outstanding common stock. Repurchases under the Repurchase Program may be made through privately-negotiated transactions, or open-market transactions, including pursuant to a trading plan in accordance with Rule 10b5- and/or Rule 10b-18 under the Exchange Act. During the three months ended March 31, 2020, the Company repurchased 60,000 shares of its common stock for an aggregate cost of $1.0 million. These transactions occurred prior to the economic impact stemming from the COVID-19 crisis at the end first quarter. The Company has no plans to repurchase additional shares at this time.

The following table summarizes repurchases of the Company’s common stock that occurred during the three months ended March 31, 2020.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2020 - March 31, 2020	60	$16.50	60	$9,000
Total	60	$16.50	60

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

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: May 12, 2020	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2020	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)