Form 10-Q
period 2020-06-30
MainStreet Bancshares, Inc.
filed 2020-08-12
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 7, 2020, there were 8,267,907 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of June 30, 2020 and December 31, 2019 (Dollars in thousands, except share and per share data)

	At June 30, 2020 (unaudited)	At December 31, 2019 (*)
Assets
Cash and due from banks	$55,273	$53,376
Federal funds sold	21,081	11,468
Cash and cash equivalents	76,354	64,844
Investment securities available-for-sale, at fair value	91,823	92,791
Investment securities held-to-maturity	23,843	23,914
Restricted securities, at cost	5,041	6,157
Loans, net of allowance for loan losses of $13,731 and $9,584, respectively	1,259,012	1,030,425
Premises and equipment, net	14,416	14,153
Other real estate owned, net	1,175	1,207
Accrued interest and other receivables	7,458	5,420
Bank owned life insurance	24,959	24,562
Other assets	24,786	13,885
Total Assets	$1,528,867	$1,277,358
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$388,104	$252,707
Interest bearing demand deposits	18,266	53,707
Savings and NOW deposits	65,876	63,015
Money market deposits	332,246	141,337
Time deposits	537,840	560,857
Total deposits	1,342,332	1,071,623
Federal Home Loan Bank advances	10,000	40,000
Subordinated debt, net	14,819	14,805
Other liabilities	21,546	13,896
Total Liabilities	1,388,697	1,140,324
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 8,263,941 shares (including 155,742 nonvested shares) for June 30, 2020 and 8,260,259 shares (including 160,961 nonvested shares) for December 31, 2019	32,433	32,397
Capital surplus	74,850	75,117
Retained earnings	31,933	29,097
Accumulated other comprehensive income	954	423
Total Stockholders’ Equity	140,170	137,034
Total Liabilities and Stockholders’ Equity	$1,528,867	$1,277,358

*	Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three and Six months ended June 30, 2020 and 2019 (Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest Income
Interest and fees on loans	$14,399	$13,877	$28,619	$26,793
Interest on investments securities	496	615	997	1,171
Interest on federal funds sold	9	375	404	720
Total Interest Income	14,904	14,867	30,020	28,684
Interest Expense
Interest on interest bearing DDA deposits	36	283	153	528
Interest on savings and NOW deposits	50	74	114	147
Interest on money market deposits	474	587	1,252	1,350
Interest on time deposits	3,333	3,635	6,900	6,566
Interest on Federal Home Loan Bank advances and other borrowings	44	162	94	381
Interest on subordinated debt	241	241	482	479
Total Interest Expense	4,178	4,982	8,995	9,451
Net interest income	10,726	9,885	21,025	19,233
Provision for Loan Losses	5,575	750	5,925	1,075
Net interest income after provision for loan losses	5,151	9,135	15,100	18,158
Non-Interest Income
Deposit account service charges	433	446	920	816
Bank owned life insurance income	198	106	397	211
Loan swap fee income	423	181	826	471
Net gain on available-for-sale securities	—	5	—	5
Net gain on sale of loans	—	263	—	263
Other fee income	264	340	589	501
Total Non-Interest Income	1,318	1,341	2,732	2,267
Non-Interest Expense
Salaries and employee benefits	4,263	3,847	8,696	7,707
Furniture and equipment expenses	500	435	954	820
Advertising and marketing	191	191	447	296
Occupancy expenses	311	217	578	430
Outside services	205	161	481	388
Administrative expenses	177	176	341	343
Other operating expenses	1,713	1,150	3,005	2,201
Total Non-Interest Expense	7,360	6,177	14,502	12,185
Income (Loss) before income taxes	(891)	4,299	3,330	8,240
Income Tax Expense (Benefit)	(257)	868	494	1,562
Net Income (Loss)	$(634)	$3,431	$2,836	$6,678
Net Income (Loss) per common share:
Basic	$(0.08)	$0.42	$0.34	$0.81
Diluted	$(0.08)	$0.42	$0.34	$0.81

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended and Six Months Ended June 30, 2020 and 2019 (Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Comprehensive Income (Loss), net of taxes
Net Income (Loss)	$(634)	$3,431	$2,836	$6,678
Other comprehensive gain, net of tax:
Unrealized gains on available for sale securities arising during the period (net of tax, $32 and $96, respectively, for the three months ended June 30, and $137 and $151, respectively, for the six months ended June 30).	121	357	521	566
Less: reclassification adjustment for securities gains included in net income (net of tax, $0 and $1 for both the three and six months ended June 30).	—	4	—	4
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $1 and $1, respectively, for the three months ended June 30, and $3 and $4, respectively, for the six months ended June 30).	5	5	10	11
Other comprehensive income	126	366	531	581
Comprehensive Income (Loss)	$(508)	$3,797	$3,367	$7,259

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the Three and Six months ended June 30, 2020 and 2019 (Dollars in thousands)

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total
Balance, March 31, 2020	$32,418	$74,482	$32,567	$828	$140,295
Common stock issued	15	38	—	—	53
Stock based compensation expense	—	330	—	—	330
Net loss	—	—	(634)	—	(634)
Other comprehensive income	—	—	—	126	126
Balance, June 30, 2020	$32,433	$74,850	$31,933	$954	$140,170

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2019	$32,397	$75,117	$29,097	$423	$137,034
Vesting of restricted stock	261	(261)	—	—	—
Common stock issued	15	38	—	—	53
Stock based compensation expense	—	706	—	—	706
Common stock repurchased	(240)	(750)	—	—	(990)
Net income	—	—	2,836	—	2,836
Other comprehensive income	—	—	—	531	531
Balance, June 30, 2020	$32,433	$74,850	$31,933	$954	$140,170

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income(Loss)	Total
Balance, March 31, 2019	$32,387	$74,353	$18,395	$(152)	$124,983
Stock based compensation expense	—	256	—	—	256
Net income	—	—	3,431	—	3,431
Other comprehensive income	—	—	—	366	366
Balance, June 30, 2019	$32,387	$74,609	$21,826	$214	$129,036
				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income(Loss)	Total
Balance, December 31, 2018	$32,176	$74,256	$15,186	$(367)	$121,251
Vesting of restricted stock	211	(211)	—	—	—
Stock based compensation expense	—	526	—	—	526
Net income	—	—	6,678	—	6,678
Change related to restricted stock awards	—	38	(38)	—	—
Other comprehensive income	—	—	—	581	581
Balance, June 30, 2019	$32,387	$74,609	$21,826	$214	$129,036

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the six months ended June 30,	2020	2019
Cash Flows from Operating Activities
Net income	$2,836	$6,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	844	782
Deferred income tax benefit	(2,346)	(50)
Provision for loan losses	5,925	1,075
Writedown of other real estate owned	32	—
Stock based compensation expense	706	526
Income from bank owned life insurance	(397)	(211)
Subordinated debt amortization expense	14	15
Gain on disposal of premises and equipment	(34)	(59)
Gain on sale of available-for-sale securities	—	(5)
Amortization of operating lease right-of-use assets	192	55
Change in:
Accrued interest receivable and other receivables	(2,038)	(526)
Other assets	(8,874)	(6,906)
Other liabilities	7,650	5,357
Net cash provided by operating activities	4,510	6,731
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	4,247	1,249
Maturities	110,000	64,844
Purchases	(112,871)	(69,605)
Activity in held-to-maturity securities:
Refunded	—	1,150
Purchases of restricted investment in bank stock	(159)	(2,814)
Redemption of restricted investment in bank stock	1,275	3,401
Net increase in loan portfolio	(234,512)	(68,731)
Proceeds from sale of premises and equipment	51	69
Purchases of premises and equipment	(803)	(553)
Net cash used in investing activities	(232,772)	(70,990)
Cash Flows from Financing Activities
Net increase (decrease) in non-interest deposits	135,397	(10,344)
Net increase in interest bearing demand, savings, and time deposits	135,312	101,338
Net decrease in Federal Home Loan Bank advances and other borrowings	(30,000)	(20,000)
Issuance of common stock	53	—
Repurchases of common stock	(990)	—
Net cash provided by financing activities	239,772	70,994
Increase in Cash and Cash Equivalents	11,510	6,735
Cash and Cash Equivalents, beginning of period	64,844	58,076
Cash and Cash Equivalents, end of period	$76,354	$64,811
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$9,213	$9,128
Cash paid during the period for income taxes	$1,924	$3,141
Right of use assets obtained in exchange for new operating lease liabilities	$—	$2,647
Transfers from loans to other real estate owned	$—	$1,207

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

MainStreet Bank (the “Bank”) is headquartered in Fairfax, Virginia where it also operates a branch. The Bank was incorporated on March 28, 2003 and received its charter from the Bureau of Financial Institutions of the Commonwealth of Virginia (the “Bureau”) on March 16, 2004. The Bank commenced regular operations on May 26, 2004 and is supervised by the Bureau and the Federal Reserve Bank of Richmond. The Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank places special emphasis on serving the needs of individuals, and small and medium-sized business and professional concerns in the Washington, D.C. metropolitan area.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2019 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on March 23, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

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

Investment securities – The Bank’s investment securities are classified as either held to maturity, available for sale or trading. At June 30, 2020 and December 31, 2019, the Bank held approximately $23.8 million and $23.9 million, respectively, in securities classified as held to maturity. The Bank held no securities classified as trading. Municipal securities that were originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. At June 30, 2020 and December 31, 2019, the unamortized unrealized loss was $67,957 and $81,076, respectively, before tax, and remains in accumulated other comprehensive income, net of tax.

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

Restricted equity securities consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $3.3 million and $1.6 million respectively, as of June 30, 2020, compared to $3.3 million and $2.7 million, respectively, as of December 31, 2019. Restricted equity securities also consisted of $126,800 in Community Bankers Bank stock at June 30, 2020 and December 31, 2019. This restricted stock is recorded at cost because its ownership is restricted and it lacks a market for resale. The Bank is required to maintain Federal Reserve Bank stock at a level of 6% of capital and surplus. The FHLB requires the Bank to maintain stock, at a minimum, in an amount equal to 4.5% of outstanding borrowings and 0.20% of total assets. When evaluating restricted stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Bank does not consider these investments to be impaired at June 30, 2020 or December 31, 2019 and no previous impairment has been recognized.

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

Troubled Debt Restructuring (TDR) occurs when the Bank agrees to modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Bank evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Bank concludes that the borrower is able to continue making such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may be eligible to be removed from TDR status in periods subsequent to the restructuring depending on the performance of the loan. During the quarter ended June 30, 2020, the Bank’s only TDR met the requirements to be removed from TDR status and had this designation removed. As of June 30, 2020, and December 31, 2019, the Bank had $0 and $1.5 million of loans classified as TDR, respectively. At December 31, 2019, TDR loans consisted of one loan. For additional discussion see “Note 3. Loans Receivable” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Allowance for Loan Losses - The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance for loan losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when:

•	Management believes that the collectability of the principal is unlikely regardless of delinquency status.
•	The loan is a consumer loan and is 120 days past due.
•	The loan is a non-consumer loan, and is 90 days past due, unless the loan is well secured and recovery is probable.
•	The borrower is in bankruptcy, unless the debt has been reaffirmed, is well secured and recovery is probable.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of June 30, 2020, and December 31, 2019, there were no such liabilities recorded.

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

Earnings per share – Net income per common share has been determined under the provisions of FASB ASC 260, “Earnings Per Share” and has been computed based on the weighted average common shares outstanding during the quarter and six months ended June 30, (8,263,370 and 8,275,344, respectively, for 2020 and 8,250,210 and 8,246,562, respectively, for 2019). Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The only potential dilutive stock of the Bank as defined in FASB ASC 260 would be stock options granted to various directors, officers, and employees of the Bank. There were no such options outstanding at June 30, 2020 or December 31, 2019. Restricted stock is included in the computation of basic earnings per share as the holder is entitled to full benefits of a stockholder during the vesting period.

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

Other Service Charges and Fees. The Company earns fees from its customers for transaction-based services. Such services include safe deposit box, ATM, stop payment, wire transfer, Small Business Administration (“SBA”) loan originations and mortgage originations. In each case, these service charges and fees are recognized in income at the time or within the same period that the Company’s performance obligation is satisfied.

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

On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues. The Company expects to meet this expanded category of smaller reporting company and should not be considered an accelerated filer.  If the Company’s annual revenues exceed $100 million, its category will change to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for smaller reporting companies.  The Company has total assets exceeding $1.0 billion and remains subject to Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), which requires an auditor attestation concerning internal controls over financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

In March 2020 (Revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements as modifications were needed to ensure our borrowers had some relief; however, this impact cannot be quantified at this time.

Note 2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$50,000	$—	$—	$50,000
Collateralized Mortgage Backed	14,260	368	(2)	14,626
Subordinated Debt	2,500	23	(6)	2,517
Municipal Securities	16,749	1,075	(15)	17,809
U.S. Governmental Agencies	7,046	—	(175)	6,871
Total	$90,555	$1,466	$(198)	$91,823

Investment securities held-to-maturity was comprised of the following:

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$22,343	$1,007	$—	$23,350
Subordinated Debt	1,500	—	—	1,500
Total	$23,843	$1,007	$—	$24,850

Investment securities available-for-sale was comprised of the following:

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$49,999	$—	$(1)	$49,998
Collateralized Mortgage Backed	17,659	82	(68)	17,673
Subordinated Debt	2,500	55	(1)	2,554
Municipal Securities	13,888	743	—	14,631
U.S. Governmental Agencies	8,135	—	(200)	7,935
Total	$92,181	$880	$(270)	$92,791

Investment securities held-to-maturity was comprised of the following:

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$22,414	$766	$(2)	$23,178
Subordinated Debt	1,500	—	—	1,500
Total	$23,914	$766	$(2)	$24,678

The scheduled maturities of securities available-for-sale and held-to-maturity at June 30, 2020 were as follows:

	June 30, 2020
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$50,002	$50,002	$—	$—
Due from one to five years	—	—	1,512	1,561
Due from after five to ten years	3,512	3,558	9,923	10,341
Due after ten years	37,041	38,263	12,408	12,948
Total	$90,555	$91,823	$23,843	$24,850

Securities with a fair value of $269,918 and $267,899 at June 30, 2020 and December 31, 2019, respectively, were pledged to secure FHLB advances.

There were no securities sold from the available-for-sale portfolio for the six months ended June 30, 2020 and seven securities sold from the same portfolio for the six months ended June 30, 2019. Of the seven securities sold during 2019; four were sold at a loss of $18,000 and there were three sold at a gain of $23,000 for a net gain of $5,000.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$51	$(2)	$—	$—	$51	$(2)
Subordinated Debt	1,994	(6)	—	—	1,994	(6)
Municipal securities	725	(15)	—	—	725	(15)
U.S Governmental Agencies	—	—	6,852	(175)	6,852	(175)
Total	$2,770	$(23)	$6,852	$(175)	$9,622	$(198)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury Securities	$49,998	$(1)	$—	$—	$49,998	$(1)
Collateralized Mortgage Backed	6,223	(67)	834	(1)	7,057	(68)
Subordinated Debt	499	(1)	—	—	499	(1)
U.S Government Agencies	—	—	7,857	(200)	7,857	(200)
Total	$56,720	$(69)	$8,691	$(201)	$65,411	$(270)
Held-to-maturity:
Municipal Securities	$537	$(2)	$—	$—	$537	$(2)
Total	$537	$(2)	$—	$—	$537	$(2)

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

At June 30, 2020, there was one collateralized mortgage backed security with a fair value totaling $51,000 in an unrealized loss position of less than 12 months. At June 30, 2020 two subordinated debt securities with fair values totaling approximately $2.0 million were in an unrealized loss position of less than 12 months. At June 30, 2020 one municipal security with a fair value totaling approximately $725,000  was in an unrealized loss position of less than 12 months. At June 30, 2020 nine U.S. government agencies with fair values totaling approximately $6.9 million were in an unrealized loss position of more than 12 months. At June 30, 2020, there were no held-to-maturity securities in an unrealized loss position. The Bank does not consider any of the securities in the available for sale or held to maturity portfolio to be other-than-temporarily impaired at June 30, 2020 and December 31, 2019.

All municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at June 30, 2020 and December 31, 2019 was $67,957 and $81,076, respectively.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Residential Real Estate:
Single family	$138,388	$143,535
Multifamily	32,151	6,512
Farmland	872	801
Commercial Real Estate:
Owner-occupied	136,222	134,116
Non-owner occupied	361,057	287,754
Construction and Land Development	283,971	272,620
Commercial – Non Real-Estate:
Commercial & Industrial	268,290	121,225
Consumer – Non Real-Estate:
Unsecured	274	599
Secured	59,277	74,984
Total Gross Loans	1,280,502	1,042,146
Less: unearned fees	(7,753)	(2,118)
Less: unamortized discount on consumer secured loans	(6)	(19)
Less: allowance for loan losses	(13,731)	(9,584)
Net Loans	$1,259,012	$1,030,425

The unsecured consumer loans above include $274,000 and $599,000 of overdrafts reclassified as loans for the quarters ended June 30, 2020 and December 31, 2019, respectively.

The commercial and industrial loans above include $171.6 million and $0 in Paycheck Protection Program loans for the quarters ended June 30, 2020 and December 31, 2019, respectively.

The Bank held no loans for sale at June 30, 2020 and December 31, 2019.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2020 and 2019.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended June 30, 2020	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,001	$4,530	$2,288	$525	$1,554	$9,898
Charge-offs	—	—	—	—	(1,746)	(1,746)
Recoveries	—	—	—	—	4	4
Provision	83	2,493	585	805	1,609	5,575
Ending Balance	$1,084	$7,023	$2,873	$1,330	$1,421	$13,731
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$1	$1
Collectively evaluated for Impairment	$1,084	$7,023	$2,873	$1,330	$1,420	$13,730

For the six months ended June 30, 2020
Beginning Balance	$1,030	$4,254	$2,180	$568	$1,552	$9,584
Charge-offs	—	(1)	—	—	(1,793)	(1,794)
Recoveries	—	—	—	3	13	16
Provision	54	2,770	693	759	1,649	5,925
Ending Balance	$1,084	$7,023	$2,873	$1,330	$1,421	$13,731
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$1	$1
Collectively evaluated for Impairment	$1,084	$7,023	$2,873	$1,330	$1,420	$13,730

	Real Estate
For the three months ended June 30, 2019	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,101	$4,438	$1,535	$861	$1,254	$9,189
Charge-offs	—	(733)	—	(22)	—	(755)
Recoveries	—	—	—	1	—	1
Provision	119	321	154	67	89	750
Ending Balance	$1,220	$4,026	$1,689	$907	$1,343	$9,185
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,220	$4,026	$1,689	$907	$1,343	$9,185

For the six months ended June 30, 2019
Beginning Balance	$1,019	$4,299	$1,469	$826	$1,218	$8,831
Charge-offs	—	(733)	—	(22)	—	(755)
Recoveries	30	—	—	4	—	34
Provision	171	460	220	99	125	1,075
Ending Balance	$1,220	$4,026	$1,689	$907	$1,343	$9,185
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,220	$4,026	$1,689	$907	$1,343	$9,185

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

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of June 30, 2020 and December 31, 2019:

June 30, 2020
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$171,411	$305	$171,106
Commercial Real Estate	497,279	1,097	496,182
Construction and Land Development	283,971	—	283,971
Commercial & Industrial	268,290	524	267,766
Consumer	59,551	123	59,428
Total	$1,280,502	$2,049	$1,278,453

December 31, 2019
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$150,848	$1,482	$149,366
Commercial Real Estate	421,870	—	421,870
Construction and Land Development	272,620	—	272,620
Commercial & Industrial	121,225	—	121,225
Consumer	75,583	—	75,583
Total	$1,042,146	$1,482	$1,040,664

The following table summarizes information in regard to impaired loans by loan portfolio class as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$305	$305	$—	$1,482	$1,482	$—
Commercial Real Estate
Non-owner Occupied	1,097	1,097	—	—	—	—
Commercial & Industrial	461	461	—	—	—	—
Consumer
Secured	123	123	—	—	—	—
	1,986	1,986	—	1,482	1,482	—

With an allowance recorded
Commercial & Industrial	$63	$63	$1	$—	$—	$—
Total	$2,049	$2,049	$1	$1,482	$1,482	$—

The following table presents additional information regarding the impaired loans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$306	$3	$1,498	$15
Commercial Real Estate
Non-owner Occupied	1,098	—	—	—
Commercial & Industrial	460	9	—	—
Consumer
Secured	134	4	—	—
Total	1,998	16	1,498	15

With an allowance recorded
Commercial & Industrial	$64	$1	$—	$—
Total	$2,062	$17	$1,498	$15

	Six Months Ended June 30,
	2020		2019
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$307	$6	$1,502	$30
Commercial Real Estate
Non-owner Occupied	1,099	17	—	—
Commercial & Industrial	460	9	—	—
Consumer
Secured	137	4	—	—
Total	2,003	36	1,502	30

With an allowance recorded
Commercial & Industrial	$66	$1	$—	$—
Total	$2,069	$37	$1,502	$30

If interest on nonaccrual loans had been accrued, such income would have been $41,290 and $0 for the six months ended June 30, 2020 and 2019.

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Residential Real Estate
Single family	$150	$—
Commercial Real Estate
Non-owner occupied	1,097	—
Consumer
Secured	58	—
Total	$1,305	$—

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

The following tables summarize the aggregate Pass and criticized categories of Watch, Special Mention, and Substandard within the Company’s internal risk rating system as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$137,872	$—	$—	$516	$138,388
Multifamily	32,151	—	—	—	32,151
Farmland	872	—	—	—	872
Commercial Real Estate:
Owner occupied	136,222	—	—	—	136,222
Non-owner occupied	359,960	—	—	1,097	361,057
Construction & Land Development	283,971	—	—	—	283,971
Commercial – Non Real Estate:
Commercial & Industrial	261,979	2,691	2,750	870	268,290
Consumer – Non Real Estate:
Unsecured	274	—	—	—	274
Secured	59,096	—	—	181	59,277
Total	$1,272,397	$2,691	$2,750	$2,664	$1,280,502

	December 31, 2019
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$143,019	$—	$—	$516	$143,535
Multifamily	6,512	—	—	—	6,512
Farmland	801	—	—	—	801
Commercial Real Estate:
Owner occupied	133,966	—	—	150	134,116
Non-owner occupied	287,754	—	—	—	287,754
Construction & Land Development	272,620	—	—	—	272,620
Commercial – Non Real Estate:
Commercial & Industrial	109,106	3,772	$5,685	2,662	121,225
Consumer – Non Real Estate:
Unsecured	599	—	—	—	599
Secured	74,984	—	—	—	74,984
Total	$1,029,361	$3,772	$5,685	$3,328	$1,042,146

The following tables present the segments of the loan portfolio summarized by aging categories as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$150	$—	$150	$138,088	$138,388	$150
Multifamily	—	—	—	—	32,151	32,151	—
Farmland	—	—	—	—	872	872	—
Commercial Real Estate:
Owner occupied	—	—	—	—	136,222	136,222	—
Non-owner occupied	—	—	—	—	359,960	361,057	1,097
Construction & Land Development	—	—	—	—	283,971	283,971	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	268,290	268,290	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	274	274	—
Secured	24	—	58	82	59,137	59,277	58
Total	$24	$150	$58	$232	$1,278,965	$1,280,502	$1,305

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$143,535	$143,535	$—
Multifamily	—	—	—	—	6,512	6,512	—
Farmland	—	—	—	—	801	801	—
Commercial Real Estate:
Owner occupied	—	150	—	150	133,966	134,116	—
Non-owner occupied	—	—	—	—	287,754	287,754	—
Construction & Land Development	—	—	—	—	272,620	272,620	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	121,225	121,225	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	599	599	—
Secured	124	—	—	124	74,860	74,984	—
Total	$124	$150	$—	$274	$1,041,872	$1,042,146	$—

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

Troubled Debt Restructuring

According to United States generally accepted accounting principles, restructuring a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The CARES Act states that from March 1, 2020, until the end of the year (unless the President terminates the COVID-19 emergency declaration sooner), financial institutions may elect to suspend the TDR accounting principles for loan modifications related to COVID-19.

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

As of June 30, 2020, and December 31, 2019, the Company had TDRs totaling $0 and $1.5 million, respectively. At December 31, 2019, the Company had one TDR which was performing in compliance with the restructured terms and on accrual status. During the six months ended June 30, 2020, the Bank removed the TDR designation from its only TDR loan after it was modified in accordance with applicable guidance.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at June 30, 2020:

As of June 30, 2020
(Dollars in thousands)	Number Of Loans	Accrual Status	Non- Accrual Status	Total TDRs
Total	—	$—	$—	$—

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2019:

	As of December 31, 2019
(Dollars in thousands)	Number Of Loans	Accrual Status	Non- Accrual Status	Total TDRs
Residential Real Estate	1	$1,482	$—	$1,482
Total	1	$1,482	$—	$1,482

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

The following tables summarize key elements of the Banks’s derivative instruments as of June 30, 2020 and December 31, 2019.

June 30, 2020
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$108,880	23	$12,739	—	$12,810
Matched interest rate swap with counterparty	$108,880	23	—	$12,739	$12,810

December 31, 2019
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$71,860	12	$4,039	—	$6,400
Matched interest rate swap with counterparty	$71,860	12	—	$4,039	$6,400

The Company is able to recognize fee income upon execution of the interest rate swap contract. Interest rate swap fee income for the three and six months ended June 30, 2020 was $423,000 and $826,000, respectively. Interest rate swap income for the same periods for 2019 were $181,000 and $471,000, respectively.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of June 30, 2020, and December 31, 2019, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 4: Derivative Financial Instruments”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$50,000	$—	$50,000
Collateralized Mortgage Backed	—	14,626	—	14,626
Subordinated Debt	—	2,517	—	2,517
Municipal Securities	—	17,809	—	17,809
U.S. Government Agencies	—	6,871	—	6,871
Derivative asset – interest rate swap on loans	—	12,739	—	12,739
Total	$—	$104,562	$—	$104,562
Liabilities:
Derivative liability – interest rate swap on loans	—	12,739	—	12,739
Total	$—	$12,739	$—	$12,739

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$49,998	$—	$49,998
Collateralized Mortgage Backed	—	17,673	—	17,673
Subordinated Debt	—	2,554	—	2,554
Municipal Securities	—	14,631	—	14,631
U.S. Government Agencies	—	7,935	—	7,935
Derivative asset – interest rate swap on loans	—	4,039	—	4,039
Total	$—	$96,830	$—	$96,830
Liabilities:
Derivative liability – interest rate swap on loans	—	4,039	—	4,039
Total	$—	$4,039	$—	$4,039

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

The following table summarizes the value of the Bank’s assets as of June 30, 2020 and December 31, 2019 that were measured at fair value on a nonrecurring basis during the period:

June 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Impaired Loans
Commercial & Industrial	$—	$—	$62	$62
Other Real Estate Owned	—	—	1,175	1,175
Total	$—	$—	$1,237	$1,237

December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$1,207	$1,207
Total	$—	$—	$1,207	$1,207

The following table summarizes the value of the Bank’s assets as of June 30, 2020 that were measured at fair value on a nonrecurring basis during the period:

	Fair Value Measurements at June 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired Loans, net	$62	Appraisals/Discounted Cash Flows	Discount to reflect current market conditions or cash flows and estimated selling costs.	3% - 10%
Other Real Estate Owned, net	$1,175	Appraisals	Discount to reflect current market conditions and estimated selling costs.	6% - 10%
Total	$1,237

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. In accordance with ASU 2016-01, the Company uses the exit price notion, rather than the entry price notion, in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The following tables reflect the carrying amounts and estimated fair values of the Company’s financial instruments whether or not recognized on the Consolidated Balance Sheets at fair value.

June 30, 2020	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$55,273	$55,273	$55,273	$—	$—
Restricted equity securities	5,041	5,041	—	5,041	—
Securities:
Available for sale	91,823	91,823	—	91,823	—
Held to maturity	23,843	24,850	—	24,850	—
Loans, net	1,259,012	1,270,726	—	—	1,270,726
Derivative asset – interest rate swap on loans	12,739	12,739	—	12,739	—
Bank owned life insurance	24,959	24,959	—	24,959	—
Accrued interest receivable	6,928	6,928	—	6,928	—
Liabilities:
Deposits	$1,342,332	$1,356,997	$—	$804,492	$552,505
Advances from the FHLB	10,000	10,000	—	10,000	—
Derivative liability – interest rate swaps on loans	12,739	12,739	—	12,739	—
Accrued interest payable	764	764	—	764	—

December 31, 2019	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$53,376	$53,376	$53,376	$—	$—
Restricted equity securities	6,157	6,157	—	6,157	—
Securities:
Available for sale	92,791	92,791	—	92,791	—
Held to maturity	23,914	24,678	—	24,678	—
Loans, net	1,030,425	1,048,181	—	—	1,048,181
Derivative asset – interest rate swap on loans	4,039	4,039	—	4,039	—
Bank owned life insurance	24,562	24,562	—	24,562	—
Accrued interest receivable	4,282	4,282	—	4,282	—
Liabilities:
Deposits	$1,071,623	$1,079,011	$—	$510,766	$568,245
Advances from the FHLB	40,000	39,998	—	39,998	—
Derivative liability – interest rate swaps on loans	4,039	4,039	—	4,039	—
Accrued interest payable	982	982	—	982	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at June 30, 2020 from December 31, 2019.

Note 6. Earnings (Losses) Per Common Share

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except for per share data)	2020	2019	2020	2019
Net income (loss)	$(634)	$3,431	$2,836	$6,678
Weighted average number of shares issued, basic and diluted	8,263,370	8,250,210	8,275,344	8,246,562
Net income (loss) per share:
Basic and diluted income (loss) per share	$(0.08)	$0.42	$0.34	$0.81

Note 7. Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes, as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Unrealized gain on securities	$1,268	$609
Unrealized loss on securities transferred to HTM	(69)	(81)
Securities gains included in net income	—	5
Tax effect	(245)	(110)
Total accumulated other comprehensive income	$954	$423

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

Cash paid for amounts included in the measurement of lease liabilities during the six months ended June 30, 2020 was $92,000. During the six months ended June 30, 2020 and 2019, the Company recognized lease expense of $147,000 and $160,000, respectively.

As of June 30,
(Dollars in thousands)	2020
Lease liabilities	$6,764
Right-of-use assets	$6,386
Weighted-average remaining lease term – operating leases (in months).	193.6
Weighted-average discount rate – operating leases	3.12%

For the six months ended June 30,
(Dollars in thousands)	2020
Lease Cost
Operating lease cost	$147
Total lease costs	$147
Cash paid for amounts included in measurement of lease liabilities	$92

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

As of June 30, 2020, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of June 30, 2020 is as follows:

(Dollars in thousands)
2020	$260
2021	529
2022	542
2023	556
2024	571
Thereafter	6,076
Total undiscounted cash flows	$8,534
Discount	(1,770)
Lease liabilities	$6,764

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2019, previously filed with the Securities and Exchange Commission (“SEC”) on March 23, 2020. Results for the three and six months ended June 30, 2020 are not necessarily indicative of results for the year ending December 31, 2020 or any future period.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Important factors that could cause actual results to differ materially from those in the forward–looking statements included herein include, but are not limited to:

•	the impact of the novel coronavirus disease (COVID-19) outbreak and measures taken in response for which future developments are highly uncertain and difficult to predict;
•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	competition among depository and other financial institutions, particularly intensified competition for deposits;
•	inflation and an interest rate environment that may reduce our margins or reduce the fair value of our financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
•	the impact of significant changes in accounting procedures or requirements on our financial condition or results of operations;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices;
•	changes in our organization, compensation and benefit plans;
•	our ability to attract and retain key employees;
•	changes in our financial condition or results of operations that reduce capital;
•	changes in the financial condition or future prospects of issuers of securities that we own;
•

the concentration of our business in the Northern Virginia as well as the greater Washington, DC metropolitan area and the effect of changes in the economic, political and environmental conditions on those markets;

•	adequacy of or increases in the allowance for loan losses;
•	cyber threats, attacks or other data security events;
•	fraud or misconduct by internal or external parties;
•	reliance on third parties for key services;
•	deterioration of our asset quality, including an increase in loan delinquencies, problem assets and foreclosures;
•	future performance of our loan portfolio with respect to recently originated loans;
•	additional risks related to new lines of business, products, product enhancements or services;
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

Overview

As used herein, the “Company,” “we,” “our,” and “us” refer to MainStreet Bancshares, Inc. and its subsidiary, and the “Bank” refers to MainStreet Bank.

MainStreet Bancshares, Inc. is a commercial bank holding company. MainStreet Bank is a community bank focused on serving the borrowing, cash management and depository needs of small to medium-sized businesses and professional practices and retail customers. We emphasize providing responsive and personalized services to our clients. Due to the consolidation of financial institutions in our primary market area, we believe there is a significant opportunity for a local bank to provide a full range of financial services. By offering highly professional, personalized banking products and service delivery methods and employing advanced banking technologies, we seek to distinguish ourselves from larger, regional banks operating in our market area and believe we are able to compete effectively with other community banks.

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

We service Northern Virginia as well as the greater Washington, D.C. metropolitan area. Our goal is to deliver a customized and targeted mix of products and services that meets or exceeds customer expectations. To accomplish this goal, we have deployed a premium operating system that gives customers access to up-to-date banking technology. These systems and our highly skilled staff have allowed us to compete with larger financial institutions. The combination of sophisticated technology and personal service sets us apart from our competition. We strive to be the leading community bank in our market.

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

Both the Company and the Bank are incorporated in and chartered by the Commonwealth of Virginia. The Bank is a member of the Federal Reserve System, and its deposits are insured by the FDIC. The Bank opened for business on May 26, 2004 and is headquartered in Fairfax, Virginia. We currently operate seven Bank branches; located in Herndon, Fairfax, Fairfax City, McLean, Clarendon, and Leesburg Virginia, and one in Washington D.C.

The Company’s executive offices are located at 10089 Fairfax Boulevard, Fairfax, Virginia. Our telephone number is (703) 481-4567, and our internet address is www.mstreetbank.com. The information contained on our website shall not be considered part of this Quarterly Report on Form 10-Q, and the reference to our website does not constitute incorporation by reference of the information contained on the website.

COVID-19 Economic Impact

On Friday, March 13, 2020, President Trump declared a national emergency caused by the coronavirus (COVID-19) pandemic. The federal and state guidelines issued in connection with this national emergency to curb the spread of the COVID-19 pandemic have caused economic disruption across nearly every industry as well as significant unemployment.  The Commonwealth of Virginia and the District of Columbia

instituted stay at home guidelines with an exception made for essential businesses.  Both jurisdictions consider banking to be an essential business.

As an essential business, MainStreet Bank is firstly committed to providing a safe work environment. On Monday, March 16, 2020 we transitioned nearly all our employees to work from home. We were fully prepared to do so because of our advanced technology.  We anticipate a significant portion of our employees will continue to work from home until we deem it to be safe to return everyone to work.

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

Since most of our customers were comfortable using our digital platform, we temporarily closed two of our seven locations and reduced the hours of the remaining locations. We also increased the average wage of our dedicated customer-facing branch staff by 50% during this crisis, as we believe they provide an invaluable customer interaction and are committed to meeting the needs of our customers who must conduct business in person.

At the forefront of the crisis, we established a forbearance program for commercial customers with a term-debt repayment structure. The forbearances either provide two months deferral of principal and interest payments or converting the loan to three months of interest-only payments. Both solutions were focused on assisting our borrowers in preserving their liquidity.

In order to maintain the Company’s strong asset quality, the Board and management initiated two payment deferral programs to support borrowers needs during the pandemic:

Phase 1 – Borrowers could opt to defer up to two months of principal and interest payments, and

Phase 2 – Commercial lenders would work with borrowers individually to design and implement a custom solution to achieve a positive outcome for the borrower.

An overwhelming number of borrowers, 77.5% (by dollar amount), did not indicate a need for any support from either phase to continue performing on their loan obligations.

Phase 1 - Initiated March 24, 2020. At this point little was known about the state of the pandemic with no predictions on its duration or severity.  A total of 195 borrowers participated in this phase, representing 22.5% of the dollar amount of loans outstanding. This phase is essentially complete.

Phase 1 was evenly distributed across the portfolio, save for the hotel loan portfolio. The Company has 15 operating hotels in its commercial real estate portfolio totaling $92.4 million. The hospitality industry was significantly impacted by the pandemic, and 14 hotels that we financed requested to participate in Phase 1. The Table below shows the distribution of participants across all portfolios for Phase 1.

Phase 1 of Loan Deferment Program
Loan Type	Total Deferred (in thousands)	Percentage of Total Loans
Commercial Real Estate	$165,920	13.0%
Owner-Occupied Commercial Real Estate	55,232	4.3%
C&I	20,152	1.6%
Other Const & Land	15,465	1.2%
Closed-end 1st Lien	14,215	1.1%
1-4 Fam Construction	10,880	0.9%
Multifamily	2,610	0.2%
Closed-end Jr Lien	1,075	0.1%
Revolving Secured by 1-4 Fam	1,050	0.1%
Total	$286,599	22.5%

Paycheck Protection Program – Initiated April 3, 2020.  During Phase 1, the Bank was also participating as a lender in the Paycheck Protection Program (PPP), described below, to provide additional liquidity assistance to our borrowers.  The Bank processed 1,071 PPP loans totaling nearly $172 million. Underwriting standards were focused on providing precisely the amount that should qualify for forgiveness by the federal government. Approximately 44% of borrowers participating in Phase 1 program also participated in the PPP.

Phase 2 – Initiated May 4, 2020.  The Board and management aligned the maximum deferment for Phase 2 with the Federal Reserve Board’s Main Street Lending Program and set the maximum deferment period at 12 months. The Board and management also established several restrictive covenants for borrowers participating in Phase 2.

The objective established by Bank Management was for each borrower to attain a greater than 90% probability of a positive outcome. The Bank’s lending teams worked with their borrowers to determine what amount and term of deferment, if any, would be reasonable to achieve that objective.

An estimated 42 borrowers representing 7.4% of total loans outstanding plan to participate in Phase 2.  Only 60% of the total number of hotels have requested additional payment deferrals for Phase 2.  Refer to the table below recapping planned participation in Phase 2.

Phase 2 Estimated Loan Deferments
	Deferred Amount by Month (dollars in thousands)
Loan Type	1	2	3	4	5	6	Total Deferred	Number of Borrowers
Other Const & Land			$6,732		$164	$9,665	$16,562	4
Closed-end 1st Lien		943	2,165				3,109	2
Multifamily			1,564				1,564	2
Owner-Occupied Com'l CRE	1,982	1,221	3,665		2,844		9,713	12
Commercial Real Estate		8,092	3,496	7,029		41,875	60,491	12
- Hotels		8,092		7,029		38,350		9
- Office			155					1
- Retail-Commercial						3,525		1
- Shopping Center			3,341					1
Commercial & Industrial	202	128	1,367	591	245		2,533	9
Other Consumer		64					64	1
Total	$2,184	$10,448	$18,990	$7,619	$3,253	$51,540	$94,035	42

The general qualitative factor for the COVID-19 provision for the quarter ended June 30, 2020 was $2.0 million for the commercial portfolio.  In a separate pooled loan analysis, the Company determined that a $762,000 provision should be included for the indirect consumer automobile portfolio.

The Company had one Commercial & Industrial (C&I) borrower that was immediately and fully impacted by the pandemic. Good collateral became uncollectible and new sales ceased to exist.  The Company charged-off the $1.76 million balance of the loan during the quarter.  In addition to address the ongoing impact of the COVID-19 pandemic, the Company added a general qualitative factor to the allowance for loan losses calculation during the second quarter of 2020, resulting in additional provision of $2.76 million for the quarter. The two provisions amount to $4.5 million of the total provision for the quarter. The remaining $1.1 million provision was made to support continued loan growth and shifts in other qualitative factors.

The Company actively monitors customer performance and will continue to work with customers within the guidelines established by the Board of Directors in the most prudent manner possible to achieve positive outcomes and maintain good asset quality.

Regulatory easing for COVID-19 pandemic

Federal Reserve Bank reserve requirements to zero.

On March 15, 2020, the Board reduced reserve requirement ratios to zero percent effective March 26, 2020.  This action eliminated reserve requirements for all depository institutions. Prior to the change, reserve requirement ratios on net transactions accounts differed based on the amount of net transactions accounts at the depository institution.

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

As required by Section 4012 the CARES Act, the federal banking agencies temporarily lowered the community bank leverage ratio (the “CBLR”), issuing two interim final rules to set the CLBR at 8% and then gradually re-establish it at 9%.

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

Troubled Debt Restructuring

According to United States generally accepted accounting principles, restructuring a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The CARES Act states that from March 1, 2020, until the end of the year (unless the President terminates the COVID-19 emergency declaration sooner), financial institutions may elect to suspend the TDR accounting principles for loan modifications related to COVID-19.

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

Paycheck Protection Program Payments

Many financial institutions may have borrowers who apply for a loan under the CARES Act's Paycheck Protection Program (PPP), which allows an eligible borrower to obtain a loan to cover payroll, rent, mortgage interest, and utilities for the covered period. Up to 100% of the loan can be forgiven if the borrower spends the loan proceeds appropriately in accordance with forgiveness guidelines.

Federal Reserve Paycheck Protection Program Lending Facility

On April 9, 2020, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) issued guidance for banks that wish to participate in the Federal Reserve’s Paycheck Protection Program Lending Facility (the “PPPL Facility”). Under the PPPL Facility, the Federal Reserve Banks will extend funding, on a non-recourse basis, to banks participating in the PPP administered by the Small Business Administration (the “SBA”), taking PPP loans originated under the PPP as collateral.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2020 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended December 31, 2019, other than the items discussed in our Recently Issued Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended June 30, 2020 and 2019

General

Net income decreased $4.1 million to a net loss of $634,000 for the three months ended June 30, 2020 from $3.4 million for the three months ended June 30, 2019. The decrease in net income for the three months ended June 30, 2020 was primarily due to large increases in the provision for loan losses of $5.6 million, an increase of $4.8 million over the same period in 2019. Net interest income increased $841,000, to $10.7 million for the three months ended June 30, 2020, from $9.9 million for the three months ended June 30, 2019. Net income was affected by increases of $416,000 in salaries and employee benefits and $563,000 in other operating expenses compared to the same period in 2019. Pre-tax pre-provision income was $4.7 million for the quarter ended June 30, 2020. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income which is a non-GAAP financial measure, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Interest Income

Total interest income increased $37,000, or 0.2%, to $14.9 million for the three months ended June 30, 2020 from $14.9 million for the three months ended June 30, 2019. The increase was primarily the result of an increase in interest and fees on loans of $522,000, but was offset by a decrease in interest on federal funds sold and interest-earning deposits of $366,000 and a decrease in interest on investment securities of $119,000. Total average interest-earning assets increased $287.6 million, to $1.41 billion for the three months ended June 30, 2020 from $1.12 billion for the same period in 2019 primarily as a result of an increase in the average balance of loans of $235.0 million, a $32,000 decrease in the average balance of investment securities and an increase in the average balance of federal funds sold and interest-earning deposits with banks of $52.7 million. The average yield on our interest-earning assets decreased 107 basis points to 4.22% for the three months ended June 30, 2020 as compared to 5.29% for the three months ended June 30, 2019 primarily as a result of lower average yields on interest earning assets due to market conditions, loans related to PPP lending with at rate of 1%, and the Federal Reserve lowering the federal interest rates to near 0%.

Interest and fees on loans increased $522,000, to $14.4 million for the three months ended June 30, 2020 from $13.9 million for the same period in 2019. This increase was primarily due to an increase in average loans outstanding of $235.0 million, which increased to $1.21 billion as of June 30, 2020 from $978.3 million as of June 30, 2019. Of the $235.0 million increase in average loans, $135.2 million was attributable to average PPP loans. In addition to the growth in the loan portfolio the Federal Reserve decreased the federal interest rate to 25 basis points in the first quarter of 2020, which decreased yields on the Bank’s asset sensitive balance sheet as compared to the same period in 2019. The average yield on loans decreased 92 basis points, or 16.2%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Interest income on federal funds sold and interest-earning deposits decreased by $366,000 to $9,000 for the three months ended June 30, 2020, from $375,000 for the three months ended June 30, 2019. The decrease was primarily due to a significant average yield decrease despite the average balance on these deposits increasing 72%. The average yield decreased 201 basis points, to 0.03% for the three months ended June 30, 2020 from 2.04% for the three months ended June 30, 2019. The decrease in average yield was primarily due to the decrease in the federal interest rate to 25 basis points during first quarter of 2020. The average balance of interest-earning deposits and federal funds sold increased $52.7 million to $126.2 million for the three months ended June 30, 2020 from $73.5 million for the three months ended June 30, 2019. The Bank held higher average balances in these accounts during the first quarter of 2020 while determining strategic alternatives to deploy this capital.

Interest on investment securities decreased by $119,000 to $496,000 for the three months ended June 30, 2020 from $615,000 for the three months ended June 30, 2019, respectively. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals decreased in total $79,000, or 21.2%, to $293,000 for the three months ended June 30, 2020, from $372,000 for the three months ended June 30, 2019. Mortgage backed securities decreased by $38,000, or 34.1%, to $74,000 for the three months ended June 30, 2020, from $112,000 for the three months ended June 30, 2019. The average yield on total securities decreased 65 basis points, to 2.71% for the three months ended June 30, 2020, from 3.36% for the same period in 2019. As a decrease in market rates resulted in stagnant yielding investments, investment income decreased accordingly. The average balance of investment securities decreased by $32,000, to $73.2 million for the three months ended June 30, 2020, from $73.2 million for the three months ended June 30, 2019

Interest Expense

Total interest expense decreased $804,000, to $4.2 million for the three months ended June 30, 2020 from $5.0 million for the three months ended June 30, 2019, primarily due to a $302,000 decrease in interest expense on time deposits and a $247,000 decrease in interest-bearing demand deposits.

Interest expense on deposits decreased $686,000, to $3.9 million for the three months ended June 30, 2020 from $4.6 million for the three months ended June 30, 2019 primarily as a result of a decrease in average interest-bearing deposit yields. The decrease of expenses due to average yields was offset by an increase in average deposit balances of $140.4 million to $932.1 million during the three months ended June 30, 2020 as compared to $791.7 million for the three months ended June 30, 2019. The increase in the average balance of interest-bearing deposits was primarily a result of a $180.0 million increase in the average balance of money market deposit accounts offset by a $39.8 million decrease in the average balance of interest-bearing deposits. The large increase in money market deposits was primarily driven by accounts opened and funded in connection with PPP loans. The average cost of deposits was 167 basis points for the three months ended June 30, 2020, compared to 231 basis points for the three months ended June 30, 2019. The average rate paid on money market deposits decreased 128 basis points to 0.63% for the three months ended June 30, 2020 from 1.91% for the three months ended June 30, 2019. The average rate paid on interest-bearing deposits decreased 116 basis points to 0.82% for the three months ended June 30, 2020 from 1.98% for the three months ended June 30, 2019. The average cost of certificates of deposit decreased by 22 basis points to 2.43% for the three months ended June 30, 2020 as compared to 2.65% for the three months ended June 30, 2019. The decrease in the average cost of interest-bearing demand deposits for the three months ended June 30, 2020, in spite of a falling rate environment, was the result of our continued effort to attract and retain low cost deposits and reducing our reliance on wholesale deposits as compared to the three months ended June 30, 2019.

Interest expense on advances from the Federal Home Loan Bank decreased $118,000 to $44,000 for the three months ended June 30, 2020, from $162,000 for the three months ended June 30, 2019 as a result of an decrease in the average balance on the Federal Home Loan Bank advances which decreased to $10.0 million for the three months ended June 30, 2020 from $24.0 million for the three months ended June 30, 2019. In addition, the average rate of the Federal Home Loan Bank advances decreased 94 basis points for the three months ended June 30, 2020 compared to the same period in the prior year. The average balance of the Federal Home Loan Bank advances decreased $14.0 million for the three months ended June 30, 2020, primarily due to the repayment of advances.

Net Interest Income

Net interest income increased approximately $841,000, or 8.5%, to $10.7 million for the three months ended June 30, 2020 from $9.9 million for the three months ended June 30, 2019 as a result of our net interest-earning assets increasing $161.1 million to $455.7 million for the three months ended June 30, 2020 from $294.6 million for the three months ended June 30, 2019. The interest rate spread decreased by 42 basis points to 2.47% for the three months ended June 30, 2020 from 2.89% for the three months ended June 30, 2019. The net interest margin decreased by 47 basis points from 3.51% for the three months ended June 30, 2019 to 3.04% for the three months ended June 30, 2020.

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

	For the Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,213,250	$14,399	4.75%	$978,282	$13,877	5.67%
Investment securities	73,186	496	2.71%	73,218	615	3.36%
Federal funds and interest-bearing deposits	126,164	9	0.03%	73,494	375	2.04%
Total interest-earning assets	1,412,600	$14,904	4.22%	1,124,994	$14,867	5.29%
Non-interest-earning assets	69,741			40,842
Total assets	$1,482,341			$1,165,836
Interest-bearing liabilities:
Interest-bearing demand deposits	$17,507	$36	0.82%	$57,299	$283	1.98%
Money market deposits	303,118	474	0.63%	123,110	587	1.91%
Savings and NOW deposits	62,733	50	0.32%	62,613	74	0.47%
Time deposits	548,728	3,333	2.43%	548,669	3,635	2.65%
Total interest-bearing deposits	932,086	3,893	1.67%	791,691	4,579	2.31%
Federal funds purchased	1	—	—	—	—	—
Federal Home Loan Bank advances	10,000	44	1.76%	23,956	162	2.70%
Subordinated debt	14,816	241	6.51%	14,788	241	6.52%
Total interest-bearing liabilities	956,903	$4,178	1.75%	830,435	$4,982	2.40%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	383,480			208,405
Total liabilities	1,340,383			1,038,840
Stockholders’ Equity	141,958			126,996
Total liabilities and Stockholders’ equity	$1,482,341			$1,165,836
Net interest income		$10,726			$9,885
Interest rate spread (2)			2.47%			2.89%
Net interest-earning assets (3)	$455,697			$294,559
Net interest margin (4)			3.04%			3.51%
Average interest-earning assets to average interest-bearing liabilities	147.62%			135.47%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended
	June 30, 2020 and 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$11,055	$(10,533)	$522
Investment securities	—	(119)	(119)
Federal funds and interest-bearing deposits	1,090	(1,456)	(366)
Total interest-earning assets	12,145	(12,108)	37
Interest-bearing liabilities:
Interest-bearing demand deposits	(134)	(113)	(247)
Money market deposit accounts	2,084	(2,197)	(113)
Savings and NOW accounts	2	(26)	(24)
Time deposits	4	(306)	(302)
Total deposits	1,956	(2,642)	(686)
Federal Home Loan Bank advances	(74)	(44)	(118)
Subordinated debt	1	(1)	—
Total interest-bearing liabilities	1,883	(2,687)	(804)
Change in net interest income	$10,262	$(9,421)	$841

Provision for Loan Losses

Management believes that the provision recorded for the period ended June 30, 2020 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, and credit quality. In performing our assessment of the allowance for loan losses as of June 30, 2020, management compiled and analysed extensive amounts of information, including additional relief requested and conversations with borrowers, in an attempt to make an objective estimate of potential losses caused by the COVID-19 pandemic. Using that information, we stressed the portfolio through the lens of an escalated economic shutdown that is above and beyond a normal operating environment. Because this stressed economy is the result of a health pandemic, we are uncertain about the duration this will have on our borrowers, so we created and incorporated a COVID-19 qualitative factor within our allowance, in order to isolate and monitor going forward, the heightened stress our borrowers are facing. We will continuously review the loan portfolio in order to determine the depth and breadth of potential loan losses associated with the pandemic. As we obtain additional information to more accurately assess the full nature and extent of elevated risk to the Bank’s lending portfolio that may arise from this crisis, additional provision expense during the remainder of 2020 may be required. The Board and management agreed to continue to work expeditiously with borrowers to analyze the loan portfolio with a goal of timely identifying, provisioning and reporting probable losses that could occur throughout the course of the pandemic.

The Board and management focused all efforts on measures to help borrowers sustain their liquidity. Forbearance programs have been implemented for commercial term-debt borrowers and for consumer term-debt borrowers. All available officers and other employees participated in this endeavour. Subsequently, many of these officers and other employees assisted with our lending under the SBA Paycheck Protection Program (PPP). The PPP focused on providing qualifying small businesses with a loan to fund up to eight weeks of qualifying payroll expenses along with other defined operating expenses. Under the PPP, with appropriate documentation and use of the loan proceeds, the United States Treasury will agree to convert the eligible amount of loan funds into a grant with the principal and interest forgiven.

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

Provision for loan losses increased by $4.8 million to $5.6 million for the three months ended June 30, 2020 from $750,000 for the three months ended June 30, 2019 primarily as a direct result of additional provisions added due to the COVID-19 pandemic. This increase was offset by a decrease in loan originations which totaled approximately $56.8 million for the three months ended June 30, 2019 compared to loan originations, excluding PPP loans, of $49.0 million for the three months ended June 30, 2020. Non-performing loans increased $1.3 million from $34,000 at June 30, 2019 to $1.3 million as of June 30, 2020, however, $1.1 million is related to one borrower. During the three months ended June 30, 2020, substandard loans decreased $833,000 for a balance of $2.7 million; primarily due to one large loan being charged off during the quarter, which was fully reserved. Special mention loans decreased $2.2 million as of June 30, 2020 primarily due to loan payoffs. During the three months ended June 30, 2020, there were charge-offs of $1.7 million, related to one borrower, and recoveries of $4,000 were received.

Non-Interest Income

Non-interest income decreased $23,000, or 1.7%, to $1.3 million for the three months ended June 30, 2020 from $1.3 million for the three months ended June 30, 2019. The decrease in non-interest income was primarily due to decreases in gains on sale of loans of $263,000 and $76,000 in other fee activity for the three months ended June 30, 2020. These decreases were offset by increases in loan swap fee income of $242,000. The Bank has focused on expanding this area throughout 2020. In addition, bank owned life insurance income increased $92,000 to $198,000 for the three months ended June 30, 2020 from $106,000 for the three months ended June 30, 2019 primarily as a result of an increased investment in this asset class.

Non-Interest Expense

Non-interest expense increased $1.2 million, or 19.2%, to $7.4 million for the three months ended June 30, 2020 from $6.2 million for the three months ended June 30, 2019 primarily as a result of increases in salary and employee benefits of $416,000 and other operating expenses of $563,000. Salaries and employee benefits expense increased by $416,000 to $4.3 million for the three months ended June 30, 2020 from $3.8 million for the three months ended June 30, 2019 primarily as a result of increasing the salary for our employees who were customer facing during the depth of the pandemic. It was important to support our employees who couldn’t adhere to a work-from-home policy due to the unique nature of their job responsibilities. In addition, we added one employee and the related salary and benefit expenses for this additional employee. Other operating expenses increased $563,000, or 49.0%, to $1.7 million for the three months ended June 30, 2020 from $1.2 million for the three months ended June 30, 2019 due to increases in professional and consulting fees and fees related to investments in technology infrastructure. Franchise tax increased approximately $35,000 to $342,000 for the three months ended June 30, 2020 from $307,000 for the three months ended June 30, 2019 as a result of the increase in the Company’s capital as of June 30, 2020 compared to the balance sheet as of June 30, 2019. FDIC insurance premiums increased approximately $210,000 to $430,000 for the three months ended June 30, 2020 from $210,000 for the three months ended June 30, 2019.

Income Tax Expense

Income tax expense decreased $1.1 million, or 130.0%, to a tax benefit of $257,000 for the three months ended June 30, 2020 from a tax expense of $868,000 for the three months ended June 30, 2019. The decrease in federal income tax expense for the three months ended June 30, 2020 compared to the same period a year ago was driven by the decrease in income before income taxes of $5.2 million, or (120.7)%, to a loss before income benefit of $891,000 as of June 30, 2020 compared to income before income tax of $4.3 million for the same period in the prior year. As a result of expanding into the District of Columbia, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $40,000 for the three months ended June 30, 2020. For the three months ended June 30, 2020, the Company had an effective federal tax benefit rate of 28.8%, compared to effective federal tax expense rate of 20.2% for the three months ended June 30, 2019.

Comparison of Statements of Income for the Six Months Ended June 30, 2020 and 2019

General

Net income decreased $3.8 million, to $2.8 million for the six months ended June 30, 2020, from $6.7 million for the six months ended June 30, 2019. The decrease in net income for the six months ended June 30, 2020 was primarily due to an increase in provision for loan losses in response to the COVID-19 pandemic. Offsetting the increased provision, the Bank saw an increase in net interest income of $1.8 million, an increase in non-interest income of $465,000, of which $355,000 was provided by loan swap fees, and an increase of $186,000 in bank owned life compared to the same period in 2019. Pre-tax pre-provision income was $9.3 million for the six months ended June 30, 2020. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income which is a non-GAAP financial measure, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Interest Income

Total interest income increased $1.3 million, or 4.7%, to $30.0 million for the six months ended June 30, 2020, from $28.7 million for the six months ended June 30, 2019. The increase was primarily the result of an increase in interest and fees on loans of $1.8 million, offset by a decrease in interest on investment securities of $174,000 and a decrease on interest on federal funds sold and interest-earning deposits of $316,000. Total average interest-earning assets increased $243.2 million, to $1.3 billion for the six months ended June 30, 2020, from $1.1 billion for the same period in 2019 primarily as a result of an increase in the average balance of loans of $178.5 million, a $2.6 million increase in the average balance of investment securities and an increase in the average balance of federal funds sold and interest-earning deposits with banks of $62.0 million. The average yield on our interest-earning assets decreased 75 basis points to 4.48% for the six months ended June 30, 2020 as compared to 5.23% for the six months ended June 30, 2019 primarily as a result of a lower average yield on the loan portfolio.

Interest and fees on loans increased $1.8 million to $28.6 million for the six months ended June 30, 2020 from $26.8 million for the same period in 2019. This increase was primarily due to an increase in average loans outstanding of $178.5 million, which increased to $1.1 billion as of June 30, 2020 from $957.5 million as of June 30, 2019. During the six months ended June 30, 2020, the Federal Reserve lowered the federal funds interest rate to approximately 25 basis points, which decreased yields on the Bank’s asset sensitive balance sheet. The average yield on loans decreased 56 basis points, or 10.0% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Interest income on federal funds sold and interest-earning deposits decreased by $316,000 to $404,000 for the six months ended June 30, 2020, from $720,000 for the six months ended June 30, 2019. The decrease was primarily due to a significant decrease average yield and despite an increase in average balance on these deposits. The average yield decreased 146 basis points, to 0.62% for the six months ended June 30, 2020 from 2.08% for the six months ended June 30, 2019. The average balance of interest-earning deposits and federal funds sold increased $62.0 million to $131.2 million for the six months ended June 30, 2020 from $69.2 million for the six months ended June 30, 2019.

Interest on investment securities decreased by $174,000 to $997,000 for the six months ended June 30, 2020 from $1.2 million for the six months ended June 30, 2019. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals decreased in total $138,000, or 18.9%, to $591,000 for the six months ended June 30, 2020, from $729,000 for the six months ended June 30, 2019. Mortgage backed securities decreased by $26,000, or 14.8%, to $151,000 for the six months ended June 30, 2020, from $177,000 for the six months ended June 30, 2019. The average yield on securities decreased 59 basis points to 2.71% for the six months ended June 30, 2020 from 3.30% for the same period in 2019, as decreased market rates resulted in lower yielding investments. The average balance of investment securities increased by $2.6 million to $73.5 million for the six months ended June 30, 2020, from $70.9 million for the six months ended June 30, 2019.

Interest Expense

Total interest expense decreased $456,000 to $9.0 million for the six months ended June 30, 2020 from $9.5 million for the six months ended June 30, 2019, primarily due to a $375,000 decrease in interest expense on interest-bearing demand deposits and a $286,000 decrease in interest expense on other borrowings.

Interest expense on deposits decreased $172,000, to $8.4 million for the six months ended June 30, 2020 from $8.6 million for the six months ended June 30, 2019 primarily as a result of a decrease in average interest bearing deposit yields despite an increase in average interest bearing balances of $153.3 million to $912.8 million during the six months ended June 30, 2020 as compared to $759.5 million for the six months ended June 30, 2019. The increase in the average balance of interest-bearing deposits was primarily as a result of a $133.2 million increase in the average balance of our money market deposit accounts and a $49.5 million increase in the average balance of our time deposits. The large increase in money market deposits was primarily driven by accounts opened and funded in connection with PPP loans. The increase in the average balance of our time deposits was primarily a result of retail growth and brokered deposits obtained through a deposit placement network on a reciprocal basis, such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance. The average cost of deposits was 184 basis points for the six months ended June 30, 2020 compared to 226 basis points for the six months ended June 30, 2019. The average rate paid on money market deposits decreased 108 basis points to 0.94% for the six months ended June 30, 2020 from 2.02% for the six months ended June 30, 2019. The increase in the average balance of our certificates of deposits of $49.5 million from $508.4 million for the six months ended June 30, 2019 to $557.9 million for the six months ended June 30, 2020 was primarily the result of the Company’s retail growth strategies. The average cost of certificates of deposit decreased by 11 basis points to 2.47% for the six months ended June 30, 2020 as compared to 2.58% for the six months ended June 30, 2019. The decrease in the average cost of certificates of deposit for the six months ended June 30, 2020 was the result of decreases in short term market interest rates as compared to the six months ended June 30, 2019. The decrease in the average balance of our interest-bearing demand deposits of $31.5 million from $57.0 million for the six months ended June 30, 2019 to $25.5 million for the six months ended June 30, 2020, was primarily driven by the Bank’s effort to increase our low cost deposits and reduce our reliance on wholesale deposits.

Interest expense on advances from the Federal Home Loan Bank decreased $286,000 to $94,000 for the six months ended June 30, 2020, from $380,000 for the six months ended June 30, 2019, as a result of an decrease in the average rate on the Federal Home Loan Bank advances which decreased to 1.85% for the six months ended June 30, 2020 from 2.62% for the six months ended June 30, 2019. In addition, the average balance of the Federal Home Loan Bank advances decreased $18.8 million to $10.2 million for the six months ended June 30, 2020 from $29.0 million for the six months ended June 30, 2019 primarily due to the repayment of advances.

Net Interest Income

Net interest income increased approximately $1.8 million, or 9.3%, to $21.0 million for the six months ended June 30, 2020 from $19.2 million for the six months ended June 30, 2019 as a result of our net interest-earning assets increasing $108.7 million to $403.0 million for the six months ended June 30, 2020 from $294.3 million for the six months ended June 30, 2019. Our interest rate spread decreased by 32 basis points to 2.56% for the six months ended June 30, 2020 from 2.88% for the six months ended June 30, 2019. Our net interest margin decreased by 36 basis points from 3.50% for the six months ended June 30, 2019 to 3.14% for the six months ended June 30, 2020.

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

	For the Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,135,995	$28,619	5.04%	$957,457	$26,793	5.60%
Investment securities	73,512	997	2.71%	70,897	1,171	3.30%
Federal funds and interest-bearing deposits	131,239	404	0.62%	69,242	720	2.08%
Total interest-earning assets	1,340,746	$30,020	4.48%	1,097,596	$28,684	5.23%
Non-interest-earning assets	64,550			38,827
Total assets	$1,405,296			$1,136,423
Interest-bearing liabilities:
Interest-bearing demand deposits	$25,532	$153	1.20%	$57,013	$528	1.85%
Money market deposits	266,638	1,252	0.94%	133,410	1,350	2.02%
Savings and NOW deposits	62,716	114	0.36%	60,626	147	0.48%
Time deposits	557,921	6,900	2.47%	508,421	6,566	2.58%
Total interest-bearing deposits	912,807	8,419	1.84%	759,470	8,591	2.26%
Federal funds purchased	1	—	—	69	1	2.89%
Federal Home Loan Bank advances	10,165	94	1.85%	29,006	380	2.62%
Subordinated debt	14,813	482	6.51%	14,784	479	6.48%
Total interest-bearing liabilities	937,786	$8,995	1.92%	803,329	$9,451	2.35%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	326,949			207,925
Total liabilities	1,264,735			1,011,254
Stockholders’ Equity	140,561			125,169
Total liabilities and Stockholders’ equity	$1,405,296			$1,136,423
Net interest income		$21,025			$19,233
Interest rate spread (2)			2.56%			2.88%
Net interest-earning assets (3)	$402,960			$294,267
Net interest margin (4)			3.14%			3.50%
Average interest-earning assets to average interest-bearing liabilities	142.97%			136.63%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Six Months Ended
	June 30, 2020 and 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$8,169	$(6,343)	$1,826
Investment securities	113	(287)	(174)
Federal funds and interest-bearing deposits	956	(1,272)	(316)
Total interest-earning assets	9,238	(7,902)	1,336
Interest-bearing liabilities:
Interest-bearing demand deposits	(229)	(146)	(375)
Money market deposit accounts	1,813	(1,911)	(98)
Savings and NOW accounts	14	(47)	(33)
Time deposits	1,010	(676)	334
Total deposits	2,608	(2,780)	(172)
Federal funds purchased	(1)	—	(1)
Federal Home Loan Bank advances	(197)	(89)	(286)
Subordinated debt	1	2	3
Total interest-bearing liabilities	2,411	(2,867)	(456)
Change in net interest income	$6,827	$(5,035)	$1,792

Provision for Loan Losses

Provision for loan losses increased by $4.9 million, to $5.9 million for the six months ended June 30, 2020, from $1.1 million for the six months ended June 30, 2019 primarily as a direct result of additional provisions added due to the COVID-19 pandemic. In addition, loan originations decreased $72.4 million, from $199.3 million for the six months ended June 30, 2019 compared to loan originations of $126.9 million, excluding PPP loans, for the six months ended June 30, 2020. Non-performing loans increased $1.3 million, from $34,000 at June 30, 2019 to $1.3 million as of June 30, 2020, however $1.1 million is related to one borrower. During the six months ended June 30, 2020, substandard loans decreased $800,000 due to one large relationship being charged off during the period, which was fully reserved. During the six months ended June 30, 2020, there were $1.8 million in total charge-offs and recoveries of $16,000 were received. During the six months ended June 30, 2019, total charge-offs of $755,000 were recorded and recoveries received totaled $34,000.

Non-Interest Income

Non-interest income increased $465,000, or 20.5%, to $2.7 million for the six months ended June 30, 2020 from $2.3 million for the six months ended June 30, 2019. The increase in non-interest income was primarily due to an increase in loan fees from loan interest rate swaps of $355,000 and $186,000 in bank owned life insurance income for the six months ended June 30, 2020. The Bank has focused on expanding loan rate swap opportunities throughout 2020. In addition, deposit account service fees increased $104,000 to $920,000 for the six months ended June 30, 2020 from $816,000 for the six months ended June 30, 2019 primarily as a result of an increased customer deposit portfolio. The increase in non-interest income was partially offset by a decrease of $263,000 in gains on sale of loans for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Non-Interest Expense

Non-interest expense increased $2.3 million or 19.0% to $14.5 million for the six months ended June 30, 2020, from $12.2 million for the six months ended June 30, 2019, primarily as a result of increases in salary and employee benefits of $989,000 and other operating expenses of $804,000. Salaries and employee benefits expense increased by $989,000 to $8.7 million for the six months ended June 30, 2020 from $7.7 million for the six months ended June 30, 2019 primarily as a result of increasing the salaries for our employees who were customer facing during the depth of the pandemic. It was important to support our employees who could not adhere to a work-from-home policy due to the unique nature of their job responsibilities. In addition, we added one employee and the related salary and benefit expenses for this additional employee. Other operating expenses increased $804,000, or 36.5%, to $3.0 million for the six months ended June 30, 2020 from $2.2 million for the six months ended June 30, 2019 due to increases in professional and consulting fees and fees related to investments in technology infrastructure. FDIC insurance premiums increased approximately $300,000 to $710,000 for the six months ended June 30, 2020 from $410,000 for the six months ended June 30, 2019. Data processing expenses increased approximately $137,000 to $610,000 for the six months ended June 30, 2020 from $473,000 for the six months ended June 30, 2019

Income Tax Expense

Income tax expense decreased $1.1 million, or 68.4%, to $494,000 for the six months ended June 30, 2020 from $1.6 million for the six months ended June 30, 2019. The decrease in federal income tax expense for the six months ended June 30, 2020 compared to the same period a year ago is driven by the decrease in income before income taxes of $4.9 million, or 59.6%, to $3.3 million for the six months ended June 30, 2020 compared to $8.2 million for the same period in the prior year. As a result of recent tax regulation, the Company has included assessments in income tax expense for potential state tax liabilities during 2020. For the six months ended June 30, 2020, the Bank had an effective federal tax rate of 14.8%, compared to effective federal tax rate of 19.0% for the six months ended June 30, 2019.

Comparison of Statements of Financial Condition at June 30, 2020 and at December 31, 2019

Total Assets

Total assets increased $251.2 million, or 19.7%, to $1.5 billion at June 30, 2020 from $1.3 billion at December 31, 2019. The increase was primarily the result of increases of $171.6 million in PPP loans, $55.7 million in other gross loans receivable, and $8.9 million in loan interest rate swaps.

Investment Securities

Investment securities decreased $1.0 million, or 0.9%, from $116.7 million at December 31, 2019 to $115.7 million at June 30, 2020. The decrease was primarily in the available-for-sale portfolio, particularly in mortgage backed securities. At June 30, 2020, our held-to-maturity portion of the securities portfolio, at amortized cost, was $23.8 million, and our available-for-sale portion of the securities portfolio, at fair value, was $91.8 million compared to our held-to-maturity portion of the securities portfolio of $23.9 million and our available-for-sale portion of the securities portfolio of $92.8 million at December 31, 2019.

Net Loans

Net loans increased $228.6 million, or 22.2%, to $1.3 billion at June 30, 2020 from $1.03 billion at December 31, 2019. Residential real estate loans increased $20.6 million, or 13.7%, to $171.4 million at June 30, 2020 from $150.8 million at December 31, 2019. Commercial real estate loans increased by $75.4 million from $421.9 million at December 31, 2019 to $497.3 million at June 30, 2020. Commercial and industrial loans increased by $147.1 million from $121.2 million at December 31, 2019 to $268.3 million at June 30, 2020. Paycheck Protection Program loans comprised of $171.6 million of this portfolio. Commercial and industrial loans, excluding PPP loans, decreased by $24.5 million from December 31, 2019 to June 30, 2020. Construction loans increased $11.4 million to $284.0 million at June 30, 2020 from $272.6 million at December 31, 2019. Consumer loans decreased by $16.0 million from $75.6 million at December 31, 2019 to $59.6 million at June 30, 2020.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of year	$9,584	$8,831
Charge-offs:
Commercial real estate	(1)	(733)
Commercial and industrial	(1,793)	(98)
Consumer	—	(98)
Total charge-offs	(1,794)	(929)
Recoveries:
Residential real estate	—	58
Commercial real estate	—	1
Commercial and industrial	13	0
Consumer	3	5
Total recoveries	16	64
Net charge-offs	(1,778)	(865)
Provision for loan losses	5,925	1,618
Balance at end of period	$13,731	$9,584
Ratios:
Net charge offs to average loans outstanding	0.16%	0.09%
Allowance for loan losses to non-performing loans at end of period	10.52	N/A
Allowance for loan losses to gross loans at end of period	1.07%	0.92%
Allowance for loan losses to gross loans at end of period, excluding PPP loans	1.24%	0.92%

Deposits

Deposits increased $270.7 million, or 25.3%, to $1.34 billion at June 30, 2020 from $1.07 billion at December 31, 2019. Our core deposits increased $285.3 million, or 43.6%, to $939.5 million at June 30, 2020 from $654.2 million at December 31, 2019. The increase in core deposits primarily was driven by accounts generated in order to service the PPP loans the Bank generated. Non-interest bearing demand deposits increased $135.4 million, or 53.6%, to $388.1 million at June 30, 2020 from $252.7 million at December 31, 2019. Money market deposits increased $190.9 million, or 135.1%, to $332.2 million at June 30, 2020 from $141.3 million at December 31, 2019. Offsetting these increases were certificates of deposit which decreased $23.0 million, or 4.1%, to $537.8 million at June 30, 2020 from $560.9 million at December 31, 2019. The decrease in certificates of deposit was primarily the result of decreased brokered deposits as core deposits replaced this funding over the quarter.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Non-accrual loans:
Residential Real Estate	$150	$—
Commercial Real Estate	1,097	—
Consumer	58	—
Total non-accrual loans	1,305	—
Total non-performing loans	1,305	—
Other real estate owned	1,175	1,207
Total non-performing assets	$2,480	$1,207
Ratios:
Total non-performing loans to gross loans receivable	0.10%	0.00%
Total non-performing loans to total assets	0.09%	0.00%
Total non-performing assets to total assets	0.16%	0.09%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities; however, the Company also utilizes wholesale deposits as a funding source in addition to customer deposits. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, federal funds purchased, and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had Federal Home Loan Bank advances of $10.0 million outstanding with unused borrowing capacity of $332.6 million as of June 30, 2020. The Company has the ability to borrow up to 100% of our PPP outstanding loan balances as of June 30, 2020, through the Paycheck Protection Program Lending Facility, however we were able to fund these loans through our own capital at this time. Additionally, at June 30, 2020, we had the ability to borrow up to $92.0 million from other financial institutions.

The Board of Directors, management and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2020.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2020, cash and cash equivalents totaled $76.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $91.8 million at June 30, 2020.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4.5 million and $6.7 million for the six months ended June 30, 2020 and June 30, 2019, respectively. There were no sales of available-for-sale securities in the six months ended June 30, 2020 and seven available-for-sale securities sold for a net gain of $5,000 in the six months ended June 30, 2019. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $232.8 million and $71.0 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Net cash provided by financing activities was $239.8 million and $71.0 million for the six months ended June 30, 2020 and 2019, respectively, which consisted primarily of increases in interest bearing and non-interest bearing deposits of $135.3 million and $101.3 million offset by net repayments of $30.0 million and $20.0 million from the Federal Home Loan Bank for the six months ended June 30, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2020, totaled $301.6 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2020, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for June 30, 2020 and December 31, 2019, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2020 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2020, the Company and the Bank meet all capital adequacy requirements to which each is subject.

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

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020
Total capital (to risk-weighted assets)	$165,236	13.26%	$99,690	≥ 8.0%	$124,613	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$151,529	12.16%	$56,076	≥ 4.5%	$99,690	> 8.0%
Tier 1 capital (to risk-weighted assets)	$151,529	12.16%	$74,767	≥ 6.0%	$99,690	> 8.0%
Tier 1 capital (to average assets)	$151,537	10.23%	$59,252	≥ 4.0%	$74,065	> 5.0%
As of December 31, 2019
Total capital (to risk-weighted assets)	$157,892	13.50%	$93,576	≥ 8.0%	$116,970	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$148,308	12.68%	$52,636	≥ 4.5%	$93,576	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$148,308	12.68%	$70,182	≥ 6.0%	$93,576	≥ 8.0%
Tier 1 capital (to average assets)	$148,308	12.12%	$48,937	≥ 4.0%	$61,171	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2020, we had outstanding loan commitments of $264.3 million and outstanding stand-by letters of credit of $672,000. We anticipate that we will have sufficient funds available to meet our current lending commitments.

Use of Certain Non-GAAP Financial Measures

The accounting and reporting policies of the Company conform to U.S. GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance. These measures include adjusted net income.

Management believes that the use of these non-GAAP measures provide meaningful information about operating performance by enhancing comparability with other financial periods and other financial institutions. The non-GAAP measures used by management enhance comparability by excluding the effects of items that do not reflect ongoing operating performance, including non-recurring gains or charges. These non-GAAP financial measures should not be considered an alternative to U.S. GAAP-basis financial statements, and other bank holding companies may define or calculate these or similar measures differently. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable U.S. GAAP financial measures is presented below.

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Adjusted Net Income
Net income (loss), as reported	$(634)	$3,431	$2,836	$6,678
Tax expense (benefit)	(257)	868	494	1,562
Provision for loan losses	5,575	750	5,925	1,075
Adjusted net income	$4,684	$5,049	$9,255	$9,315

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2020. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There’s been no significant effect or impact on internal controls over financial reporting with the Company’s transition to a remote/work from home environment.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2020, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

The COVID-19 pandemic and resulting economic conditions have adversely impacted our business and financial results and could have a more material adverse impact on our business, financial condition and results.

The COVID-19 pandemic has created, and will likely continue to create, significant disruption of the global economy and financial markets. Governments, businesses, and the public are taking extraordinary actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, “stay at home” orders, cancellation of events and travel, closures of businesses and schools, fiscal stimulus, and legislation intended to provide monetary aid and other relief. While the scope, duration, and full effect of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period, or result in sustained economic stress or recession, many of the factors disclosed in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, could be exacerbated.

The effects of the COVID-19 pandemic and resulting economic conditions have already adversely impacted our business and financial results as discussed above in “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” and could further adversely impact on our business and results of operations in a number of ways in the future, including without limitation in areas related to credit, collateral, customer demand, operations, interest rate risk, liquidity and litigation, as described in more detail below. The extent to which the Company’s business will continue to be negatively affected by the pandemic will depend on future developments, which are highly uncertain and cannot be reasonably predicted.

Credit Risk. The risk of timely loan repayment and the value of collateral supporting our loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused, and is likely to continue to cause, business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is not sufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, our ability to liquidate real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for, or profitability of, our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making business decisions or may delay our taking certain remediation actions. In addition, we have unfunded commitments to extend credit to customers. Increased borrowings under these commitments could adversely impact our liquidity.

In an effort to support our communities during the pandemic, we are participating in the PPP established by the CARES Act, under which the Small Business Administration (“SBA”) is authorized to temporarily guarantee certain loans to small businesses. Under the PPP, loans are subject to regulatory requirements that would require forbearance of loan payments for a specified time or that could limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, or if the SBA determines there is a deficiency in the manner in which any PPP loans were originated, funded or serviced by the Bank, we would be subject to repayment risk as well as the heightened risk of holding these loans at unfavorable interest rates as compared to loans that we would have otherwise made.

Business Continuity Planning Risk. Our financial condition and results of operations may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various responses of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to severe disruption and volatility in capital markets. Furthermore, many of the governmental actions in response to the pandemic have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly changing. Future effects of COVID-19 on economic activity could negatively affect the future banking products we provide and could result in a decline in loan originations.

Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to minimize interruptions of our operations. Further, technology in employees’ homes may be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk.

We rely on many third parties in our business operations. Many of these parties may limit the availability and access of their services. If third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Interest Rate Risk. Our net interest income, lending activities, deposits, investment portfolio, cash flows and profitability are and are likely to continue to be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. The Federal Reserve has lowered its target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices will likely cause a loss of future net interest income and a decrease in current fair market values of our investment portfolio and other assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Liquidity. Federal, state and local governments have mandated or encouraged financial institutions to accommodate borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to our measures to address the potential effects from negative economic conditions noted above, the Company has instituted a program to help COVID-19 impacted customers. This program includes waiving certain fees and charges and offering payment deferment and other loan relief, as appropriate, for customers impacted by COVID-19. The Company’s liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments or request additional deferrals. In addition, if these deferrals are not effective in mitigating the effect of COVID-19 on our customers, the negative effects on our business and results of operations may be more substantial and may continue over a longer period of time. A significant amount of loan growth during the second quarter was a direct result of PPP loans. This loan growth is likely to end in the near-term.

Litigation Risk. The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators and Congressional committees. Offices of state attorneys general and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations that entitle the Bank to rely on borrower certifications, and they may take more aggressive actions against the Bank for alleged violations of the provisions governing the Bank’s participation in the PPP.  Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition.

Although the Company has taken and continues to take precautions to protect the safety and well-being of its employees, no assurance can be given that the steps being taken will be adequate or appropriate. Concerns have been expressed regarding possible employee lawsuits for tort claims related to the COVID-19 pandemic, including class action lawsuits alleging that unsafe workplaces have caused employees to contract COVID-19 or subjected them to the risk of exposure. Possible statutory defenses may mitigate the risk of liability in any such lawsuits; however, the availability of such defenses is uncertain and cannot be predicted at this time.

As a participating lender in the PPP and the Federal Reserve’s Main Street Lending Program (“MSLP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s clients, the Federal Reserve or other parties regarding the Bank’s originating, processing, or servicing of loans under the PPP or the MSLP, risks that the SBA may not fund some or all PPP loan guaranties, and risks that the Federal Reserve may rescind its purchase of participation interests in MSLP loans.

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

Reference is made to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 23, 2020.

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

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: August 12, 2020	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2020	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)