Form 10-Q
period 2020-09-30
MainStreet Bancshares, Inc.
filed 2020-11-12
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MNSB	The Nasdaq Stock Market LLC
Depositary Shares (each representing a 1/40th
interest in a share of 7.50% Series A Fixed-Rate	MNSBP	The Nasdaq Stock Market LLC
Non-Cumulative Perpetual Preferred Stock)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2020, there were 7,528,052 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of September 30, 2020 and December 31, 2019 (Dollars in thousands, except share and per share data)

	At September 30, 2020 (unaudited)	At December 31, 2019 (*)
Assets
Cash and due from banks	$102,480	$53,376
Federal funds sold	25,074	11,468
Cash and cash equivalents	127,554	64,844
Investment securities available-for-sale, at fair value	118,844	92,791
Investment securities held-to-maturity	23,114	23,914
Restricted securities, at cost	4,616	6,157
Loans, net of allowance for loan losses of $14,346 and $9,584, respectively	1,279,899	1,030,425
Premises and equipment, net	14,474	14,153
Other real estate owned, net	1,580	1,207
Accrued interest and other receivables	8,579	5,420
Bank owned life insurance	25,157	24,562
Other assets	26,371	13,885
Total Assets	$1,630,188	$1,277,358
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$416,648	$252,707
Interest bearing demand deposits	72,807	53,707
Savings and NOW deposits	69,015	63,015
Money market deposits	348,146	141,337
Time deposits	510,429	560,857
Total deposits	1,417,045	1,071,623
Federal Home Loan Bank advances	—	40,000
Subordinated debt, net	14,827	14,805
Other liabilities	25,055	13,896
Total Liabilities	1,456,927	1,140,324
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding as of September 30, 2020 and no shares issued and outstanding as of December 31, 2019	27,527	—
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 8,277,837 shares (including 162,917 nonvested shares) for September 30, 2020 and 8,260,259 shares (including 160,961 nonvested shares) for December 31, 2019	32,460	32,397
Capital surplus	75,217	75,117
Retained earnings	37,105	29,097
Accumulated other comprehensive income	952	423
Total Stockholders’ Equity	173,261	137,034
Total Liabilities and Stockholders’ Equity	$1,630,188	$1,277,358

*	Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three and Nine months ended September 30, 2020 and 2019 (Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Income
Interest and fees on loans	$15,083	$14,192	$43,702	$40,985
Interest on investments securities	491	497	1,488	1,668
Interest on federal funds sold	12	412	416	1,132
Total Interest Income	15,586	15,101	45,606	43,785
Interest Expense
Interest on interest bearing DDA deposits	56	275	209	803
Interest on savings and NOW deposits	55	71	169	218
Interest on money market deposits	490	539	1,742	1,889
Interest on time deposits	2,841	3,900	9,740	10,466
Interest on Federal Home Loan Bank advances and other borrowings	13	76	107	457
Interest on subordinated debt	245	244	727	723
Total Interest Expense	3,700	5,105	12,694	14,556
Net Interest Income	11,886	9,996	32,912	29,229
Provision for Loan Losses	635	185	6,560	1,260
Net Interest Income After Provision For Loan Losses	11,251	9,811	26,352	27,969
Non-Interest Income
Deposit account service charges	487	392	1,407	1,208
Bank owned life insurance income	199	106	595	317
Loan swap fee income	1,851	407	2,677	878
Net gain on available-for-sale securities	—	—	—	5
Net gain on sale of loans	33	303	33	566
Other fee income	288	228	878	730
Total Non-Interest Income	2,858	1,436	5,590	3,704
Non-Interest Expense
Salaries and employee benefits	4,495	3,890	13,191	11,597
Furniture and equipment expenses	574	451	1,528	1,271
Advertising and marketing	266	235	713	531
Occupancy expenses	332	214	910	644
Outside services	215	306	696	694
Administrative expenses	167	190	508	533
Other operating expenses	1,589	1,203	4,595	3,404
Total Non-Interest Expense	7,638	6,489	22,141	18,674
Income Before Income Taxes	6,471	4,758	9,801	12,999
Income Tax Expense	1,299	1,049	1,793	2,612
Net Income Available To Common Shareholders	$5,172	$3,709	$8,008	$10,387
Net Income Per Common Share:
Basic	$0.63	$0.45	$0.97	$1.26
Diluted	$0.63	$0.45	$0.97	$1.26

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019 (Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Comprehensive Income (Loss), net of taxes
Net Income	$5,172	$3,709	$8,008	$10,387
Other comprehensive income, net of tax:
Unrealized gains (losses) on available for sale securities arising during the period (net of tax (benefit), ($1) and $54, respectively, for the three months ended September 30, and $136 and $205, respectively, for the nine months ended September 30).	(7)	205	514	771
Less: reclassification adjustment for securities gains included in net income (net of tax, $0 and $1 for both the three and nine months ended September 30).	—	—	—	4
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $1 and $2, respectively, for the three months ended September 30, and $4 and $5, respectively, for the nine months ended September 30).	5	6	15	17
Other comprehensive income (loss)	(2)	211	529	792
Comprehensive Income	$5,170	$3,920	$8,537	$11,179

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the Three and Nine months ended September 30, 2020 and 2019 (Dollars in thousands)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, June 30, 2020	$—	$32,433	$74,850	$31,933	$954	$140,170
Preferred stock issued, net	27,527	—	—	—	—	27,527
Common stock issued	—	16	37	—	—	53
Vesting of restricted stock	—	11	(11)	—	—	—
Stock based compensation expense	—	—	341	—	—	341
Net income	—	—	—	5,172	—	5,172
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance, September 30, 2020	$27,527	$32,460	$75,217	$37,105	$952	$173,261

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2019	$—	$32,397	$75,117	$29,097	$423	$137,034
Preferred stock issued, net	27,527	—	—	—	—	27,527
Common stock issued	—	31	75	—	—	106
Vesting of restricted stock	—	272	(272)	—	—	—
Stock based compensation expense	—	—	1,047	—	—	1,047
Common stock repurchased	—	(240)	(750)	—	—	(990)
Net income	—	—	—	8,008	—	8,008
Other comprehensive income	—	—	—	—	529	529
Balance, September 30, 2020	$27,527	$32,460	$75,217	$37,105	$952	$173,261

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total
Balance, June 30, 2019	$32,387	$74,609	$21,826	$214	$129,036
Vesting of restricted stock	10	(10)	—	—	—
Stock based compensation expense	—	261	—	—	261
Net income	—	—	3,709	—	3,709
Other comprehensive income	—	—	—	211	211
Balance, September 30, 2019	$32,397	$74,860	$25,535	$425	$133,217

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2018	$32,176	$74,256	$15,186	$(367)	$121,251
Vesting of restricted stock	221	(221)	—	—	—
Stock based compensation expense	—	787	—	—	787
Net income	—	—	10,387	—	10,387
Change related to restricted stock awards	—	38	(38)	—	—
Other comprehensive income	—	—	—	792	792
Balance, September 30, 2019	$32,397	$74,860	$25,535	$425	$133,217

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the nine months ended September 30,	2020	2019
Cash Flows from Operating Activities
Net income	$8,008	$10,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	1,284	1,215
Deferred income tax benefit	(2,208)	(240)
Provision for loan losses	6,560	1,260
Writedown of other real estate owned	32	—
Stock based compensation expense	1,047	787
Income from bank owned life insurance	(595)	(317)
Subordinated debt amortization expense	22	22
Gain on disposal of premises and equipment	(36)	(67)
Gain on sale of available-for-sale securities	—	(5)
Amortization of operating lease right-of-use assets	287	166
Change in:
Accrued interest receivable and other receivables	(3,159)	(213)
Other assets	(10,686)	(8,301)
Other liabilities	11,159	7,248
Net cash provided by operating activities	11,715	11,942
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	6,209	3,233
Maturities	160,000	84,844
Purchases	(191,968)	(119,592)
Activity in held-to-maturity securities:
Purchases	(1,005)	—
Called	1,700	1,650
Purchases of restricted investment in bank stock	(1,222)	(3,239)
Redemption of restricted investment in bank stock	2,763	4,251
Purchases of bank owned life insurance	—	(5,000)
Net increase in loan portfolio	(256,439)	(77,951)
Proceeds from sale of premises and equipment	51	77
Purchases of premises and equipment	(1,159)	(706)
Net cash used in investing activities	(281,070)	(112,433)
Cash Flows from Financing Activities
Net increase in non-interest deposits	163,941	6,338
Net increase in interest bearing demand, savings, and time deposits	181,481	138,089
Net decrease in Federal Home Loan Bank advances and other borrowings	(40,000)	(30,000)
Issuance of preferred stock, net	27,527	—
Issuance of common stock	106	—
Repurchases of common stock	(990)	—
Net cash provided by financing activities	332,065	114,427
Increase in Cash and Cash Equivalents	62,710	13,936
Cash and Cash Equivalents, beginning of period	64,844	58,076
Cash and Cash Equivalents, end of period	$127,554	$72,012
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$12,803	$14,223
Cash paid during the period for income taxes	$2,255	$3,019
Right of use assets obtained in exchange for new operating lease liabilities	$—	$2,647
Transfers from loans to other real estate owned	$405	$1,207

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1. Organization, Basis of Presentation and Impact of Recently Issued Accounting Pronouncements

Organization

MainStreet Bancshares Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia whose principal activity is the ownership and management of MainStreet Bank. The Company is authorized to issue 10,000,000 shares of common stock with a par value of $4.00 per share. Additionally, the Company is authorized to issue 2,000,000 shares of preferred stock at a par value $1.00 per share. There is currently 28,750 shares of preferred stock outstanding. The Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”) and is subject to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

We were approved to list shares of our common stock on the Nasdaq Capital Market under our current symbol “MNSB” as of April 22, 2019. We were approved to list shares of preferred stock on the Nasdaq Capital Market on the symbol “MNSBP” as of September 16, 2020.

MainStreet Bank (the “Bank”) is headquartered in Fairfax, Virginia where it also operates a branch. The Bank was incorporated on March 28, 2003 and received its charter from the Bureau of Financial Institutions of the Commonwealth of Virginia (the “Bureau”) on March 16, 2004. The Bank commenced regular operations on May 26, 2004 and is supervised by the Bureau and the Federal Reserve Bank. The Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank places special emphasis on serving the needs of individuals, and small and medium-sized business and professional concerns in the Washington, D.C. metropolitan area.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2019 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on March 23, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

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

Investment securities – The Bank’s investment securities are classified as either held to maturity, available for sale or trading. At September 30, 2020 and December 31, 2019, the Bank held approximately $23.1 million and $23.9 million, respectively, in securities classified as held to maturity. The Bank held no securities classified as trading. Municipal securities that were originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. At September 30, 2020 and December 31, 2019, the unamortized unrealized loss was $61,397 and $81,076, respectively, before tax, and remains in accumulated other comprehensive income, net of tax.

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

Restricted equity securities consist of the Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $3.3 million and $1.1 million respectively, as of September 30, 2020, compared to $3.3 million and $2.7 million, respectively, as of December 31, 2019. Restricted equity securities also consisted of $126,800 in Community Bankers Bank stock at September 30, 2020 and December 31, 2019. This restricted stock is recorded at cost because its ownership is restricted and it lacks a market for resale. The Bank is required to maintain Federal Reserve Bank stock at a level of 6% of capital and surplus. The FHLB requires the Bank to maintain stock, at a minimum, in an amount equal to 4.5% of outstanding borrowings and 0.20% of total assets. When evaluating restricted stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Bank does not consider these investments to be impaired at September 30, 2020 or December 31, 2019 and no previous impairment has been recognized.

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

Troubled Debt Restructuring (TDR) occurs when the Bank agrees to modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Bank evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Bank concludes that the borrower is able to continue making such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may be eligible to be removed from TDR status in periods subsequent to the restructuring depending on the performance of the loan. As of September 30, 2020, and December 31, 2019, the Bank had $0 and $1.5 million of loans classified as TDR, respectively. At December 31, 2019, TDR loans consisted of one loan. For additional discussion see “Note 3. Loans Receivable” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of September 30, 2020, and December 31, 2019, there were no such liabilities recorded.

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

Earnings per share – Net income per common share has been determined under the provisions of FASB ASC 260, “Earnings Per Share” and has been computed based on the weighted average common shares outstanding during the quarter and nine months ended September 30, (8,272,570 and 8,274,419, respectively, for 2020 and 8,251,672 and 8,248,284, respectively, for 2019). Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The only potential dilutive stock of the Company as defined in FASB ASC 260 would be stock options granted to various directors, officers, and employees of the Company. There were no such options outstanding at September 30, 2020 or December 31, 2019. Restricted stock is included in the computation of basic earnings per share as the holder is entitled to full benefits of a stockholder during the vesting period.

Off-balance sheet instruments – In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded, or related fees are incurred or received.

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

Derivative Financial Instruments – The Company recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Company’s derivative financial instruments include interest rate swaps with certain qualifying commercial loan customers and dealer counterparties. Because the interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The Company’s interest rate swaps with loan customers and dealer counterparties are described more fully in Note 4.

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

Swap Fee Income. The Company earns fees from certain qualifying commercial loan customers for entering into interest rate swaps in order for the customer to receive a fixed rate of interest while the Company receives a floating rate. In each case, there are fees that are recognized in income as the time or within the same period that the Company’s performance obligation is satisfied.

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

On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues. The Company expects to meet this expanded category of smaller reporting company and should not be considered an accelerated filer.  If the Company’s annual revenues exceed $100 million, its category will change to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for smaller reporting companies.  The Company has total assets exceeding $1.0 billion and remains subject to Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), which requires an auditor attestation concerning internal controls over financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change would not significantly change the Company’s annual reporting and audit requirements.

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

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-06 would have a material impact on its consolidated financial statements.

Note 2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$75,000	$—	$—	$75,000
Collateralized Mortgage Backed	12,306	339	(2)	12,643
Subordinated Debt	3,000	54	(1)	3,053
Municipal Securities	20,337	1,072	(39)	21,370
U.S. Governmental Agencies	6,941	—	(163)	6,778
Total	$117,584	$1,465	$(205)	$118,844

Investment securities held-to-maturity was comprised of the following:

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$20,609	$1,021	$—	$21,630
Subordinated Debt	2,505	—	—	2,505
Total	$23,114	$1,021	$—	$24,135

Investment securities available-for-sale was comprised of the following:

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$49,999	$—	$(1)	$49,998
Collateralized Mortgage Backed	17,659	82	(68)	17,673
Subordinated Debt	2,500	55	(1)	2,554
Municipal Securities	13,888	743	—	14,631
U.S. Governmental Agencies	8,135	—	(200)	7,935
Total	$92,181	$880	$(270)	$92,791

Investment securities held-to-maturity was comprised of the following:

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$22,414	$766	$(2)	$23,178
Subordinated Debt	1,500	—	—	1,500
Total	$23,914	$766	$(2)	$24,678

The scheduled maturities of securities available-for-sale and held-to-maturity at September 30, 2020 were as follows:

	September 30, 2020
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$75,002	$75,002	$—	$—
Due from one to five years	—	—	2,014	2,061
Due from after five to ten years	4,011	4,091	9,416	9,868
Due after ten years	38,571	39,751	11,684	12,206
Total	$117,584	$118,844	$23,114	$24,135

Securities with a fair value of $269,526 and $267,899 at September 30, 2020 and December 31, 2019, respectively, were pledged to secure FHLB advances.

There were no securities sold from the available-for-sale portfolio for the nine months ended September 30, 2020 and seven securities sold from the same portfolio for the nine months ended September 30, 2019. Of the seven securities sold during 2019; four were sold at a loss of $18,000 and there were three sold at a gain of $23,000 for a net gain of $5,000.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$52	$(2)	$—	$—	$52	$(2)
Subordinated Debt	499	(1)	—	—	499	(1)
Municipal securities	4,296	(39)	—	—	4,296	(39)
U.S Governmental Agencies	—	—	6,778	(163)	6,778	(163)
Total	$4,847	$(42)	$6,778	$(163)	$11,625	$(205)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury Securities	$49,998	$(1)	$—	$—	$49,998	$(1)
Collateralized Mortgage Backed	6,223	(67)	834	(1)	7,057	(68)
Subordinated Debt	499	(1)	—	—	499	(1)
U.S Government Agencies	—	—	7,857	(200)	7,857	(200)
Total	$56,720	$(69)	$8,691	$(201)	$65,411	$(270)
Held-to-maturity:
Municipal Securities	$537	$(2)	$—	$—	$537	$(2)
Total	$537	$(2)	$—	$—	$537	$(2)

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

At September 30, 2020, there were two collateralized mortgage backed securities with fair values totaling $52,000 in an unrealized loss position of less than 12 months. At September 30, 2020 one subordinated debt security with a fair value totaling approximately $499,000 was in an unrealized loss position of less than 12 months. At September 30, 2020 three municipal securities with fair values totaling approximately $4.3 million were in an unrealized loss position of less than 12 months. At September 30, 2020 nine U.S. government agencies with fair values totaling approximately $6.7 million were in an unrealized loss position of more than 12 months. At September 30, 2020, there were no held-to-maturity securities in an unrealized loss position. The Bank does not consider any of the securities in the available for sale or held to maturity portfolio to be other-than-temporarily impaired at September 30, 2020 and December 31, 2019.

All municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at September 30, 2020 and December 31, 2019 was $61,397 and $81,076, respectively.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Residential Real Estate:
Single family	$139,730	$143,535
Multifamily	16,922	6,512
Farmland	866	801
Commercial Real Estate:
Owner-occupied	134,012	134,116
Non-owner occupied	371,189	287,754
Construction and Land Development	325,516	272,620
Commercial – Non Real-Estate:
Commercial & Industrial	261,959	121,225
Consumer – Non Real-Estate:
Unsecured	522	599
Secured	50,983	74,984
Total Gross Loans	1,301,699	1,042,146
Less: unearned fees	(7,451)	(2,118)
Less: unamortized discount on consumer secured loans	(3)	(19)
Less: allowance for loan losses	(14,346)	(9,584)
Net Loans	$1,279,899	$1,030,425

The unsecured consumer loans above include $54,000 and $599,000 of overdrafts reclassified as loans at September 30, 2020 and December 31, 2019, respectively.

The commercial and industrial loans above include $173.1 million and $0 in Paycheck Protection Program loans at September 30, 2020 and December 31, 2019, respectively.

The Company held no loans for sale at September 30, 2020 and December 31, 2019.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2020 and 2019.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended September 30, 2020	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,084	$7,023	$2,873	$1,330	$1,421	$13,731
Charge-offs	—	—	—	(35)	—	(35)
Recoveries	—	—	—	5	10	15
Provision	14	114	466	(191)	232	635
Ending Balance	$1,098	$7,137	$3,339	$1,109	$1,663	$14,346
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$329	$329
Collectively evaluated for Impairment	$1,098	$7,137	$3,339	$1,109	$1,334	$14,017

For the nine months ended September 30, 2020
Beginning Balance	$1,030	$4,254	$2,180	$568	$1,552	$9,584
Charge-offs	—	(1)	—	(35)	(1,793)	(1,829)
Recoveries	—	—	—	8	23	31
Provision	68	2,884	1,159	568	1,881	6,560
Ending Balance	$1,098	$7,137	$3,339	$1,109	$1,663	$14,346
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$329	$329
Collectively evaluated for Impairment	$1,098	$7,137	$3,339	$1,109	$1,334	$14,017

	Real Estate
For the three months ended September 30, 2019	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,220	$4,026	$1,689	$907	$1,343	$9,185
Charge-offs	—	—	—	(28)	—	(28)
Recoveries	28	—	—	—	—	28
Provision	30	80	38	21	16	185
Ending Balance	$1,278	$4,106	$1,727	$900	$1,359	$9,370
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$102	$102
Collectively evaluated for Impairment	$1,278	$4,106	$1,727	$900	$1,257	$9,268

For the nine months ended September 30, 2019
Beginning Balance	$1,019	$4,299	$1,469	$826	$1,218	$8,831
Charge-offs	—	(733)	—	(50)	—	(783)
Recoveries	58	—	—	4	—	62
Provision	201	540	258	120	141	1,260
Ending Balance	$1,278	$4,106	$1,727	$900	$1,359	$9,370
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$102	$102
Collectively evaluated for Impairment	$1,278	$4,106	$1,727	$900	$1,257	$9,268

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

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of September 30, 2020 and December 31, 2019:

September 30, 2020
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$157,518	$299	$157,219
Commercial Real Estate	505,201	1,097	504,104
Construction and Land Development	325,516	—	325,516
Commercial & Industrial	261,959	517	261,442
Consumer	51,505	107	51,398
Total	$1,301,699	$2,020	$1,299,679

December 31, 2019
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$150,848	$1,482	$149,366
Commercial Real Estate	421,870	—	421,870
Construction and Land Development	272,620	—	272,620
Commercial & Industrial	121,225	—	121,225
Consumer	75,583	—	75,583
Total	$1,042,146	$1,482	$1,040,664

The following table summarizes information in regard to impaired loans by loan portfolio class as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$299	$299	$—	$1,482	$1,482	$—
Commercial Real Estate
Non-owner Occupied	1,097	1,097	—	—	—	—
Commercial & Industrial	46	46	—	—	—	—
Consumer
Secured	107	107	—	—	—	—
	1,549	1,549	—	1,482	1,482	—

With an allowance recorded
Commercial & Industrial	$471	$471	$329	$—	$—	$—
Total	$2,020	$2,020	$329	$1,482	$1,482	$—

The following table presents additional information regarding the impaired loans for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,
	2020		2019
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$301	$2	$1,491	$10
Commercial Real Estate
Non-owner Occupied	1,097	—	—	—
Commercial & Industrial	253	1	—	—
Consumer
Secured	115	2	—	—
Total	1,766	5	1,491	10

With an allowance recorded
Commercial & Industrial	$268	$8	$102	$—
Total	$2,034	$13	$1,593	$10

	Nine Months Ended September 30,
	2020		2019
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$305	$7	$1,499	$41
Commercial Real Estate
Non-owner Occupied	1,099	17	—	—
Commercial & Industrial	357	10	—	—
Consumer
Secured	129	6	—	—
Total	1,890	40	1,499	41

With an allowance recorded
Commercial & Industrial	$167	$9	$105	$4
Total	$2,057	$49	$1,499	$45

If interest on nonaccrual loans had been accrued, such income would have been $71,549 and $0 for the nine months ended September 30, 2020 and 2019.

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Residential Real Estate
Single family	$145	$—
Commercial Real Estate
Non-owner occupied	1,097	—
Total	$1,242	$—

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

The following tables summarize the aggregate Pass and criticized categories of Watch, Special Mention, and Substandard within the Company’s internal risk rating system as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$138,326	$—	$741	$663	$139,730
Multifamily	16,922	—	—	—	16,922
Farmland	866	—	—	—	866
Commercial Real Estate:
Owner occupied	134,012	—	—	—	134,012
Non-owner occupied	370,092	—	—	1,097	371,189
Construction & Land Development	324,932	—	—	584	325,516
Commercial – Non Real Estate:
Commercial & Industrial	257,951	3,027	141	840	261,959
Consumer – Non Real Estate:
Unsecured	522	—	—	—	522
Secured	50,877	—	—	106	50,983
Total	$1,294,500	$3,027	$882	$3,290	$1,301,699

	December 31, 2019
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$143,019	$—	$—	$516	$143,535
Multifamily	6,512	—	—	—	6,512
Farmland	801	—	—	—	801
Commercial Real Estate:
Owner occupied	133,966	—	—	150	134,116
Non-owner occupied	287,754	—	—	—	287,754
Construction & Land Development	272,620	—	—	—	272,620
Commercial – Non Real Estate:
Commercial & Industrial	109,106	3,772	$5,685	2,662	121,225
Consumer – Non Real Estate:
Unsecured	599	—	—	—	599
Secured	74,984	—	—	—	74,984
Total	$1,029,361	$3,772	$5,685	$3,328	$1,042,146

The following tables present the segments of the loan portfolio summarized by aging categories as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$365	$—	$—	$365	$139,365	$139,730	$145
Multifamily	—	—	—	—	16,922	16,922	—
Farmland	—	—	—	—	866	866	—
Commercial Real Estate:
Owner occupied	—	—	—	—	134,012	134,012	—
Non-owner occupied	—	—	1,097	1,097	370,092	371,189	1,097
Construction & Land Development	—	584	—	584	324,932	325,516	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	261,959	261,959	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	522	522	—
Secured	18	13	—	31	50,952	50,983	—
Total	$383	$597	$1,097	$2,077	$1,299,622	$1,301,699	$1,242

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$143,535	$143,535	$—
Multifamily	—	—	—	—	6,512	6,512	—
Farmland	—	—	—	—	801	801	—
Commercial Real Estate:
Owner occupied	—	150	—	150	133,966	134,116	—
Non-owner occupied	—	—	—	—	287,754	287,754	—
Construction & Land Development	—	—	—	—	272,620	272,620	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	121,225	121,225	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	599	599	—
Secured	124	—	—	124	74,860	74,984	—
Total	$124	$150	$—	$274	$1,041,872	$1,042,146	$—

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

As of September 30, 2020, and December 31, 2019, the Company had TDRs totaling $0 and $1.5 million, respectively. At December 31, 2019, the Company had one TDR which was performing in compliance with the restructured terms and on accrual status. During the nine months ended September 30, 2020, the Bank removed the TDR designation from its only TDR loan after it was modified in accordance with applicable guidance.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at September 30, 2020:

As of September 30, 2020
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

Note 4. Derivatives and Risk Management Activities

The Bank uses derivative financial instruments (or “derivatives”) primarily to assist customers with their risk management objectives. The Company classifies these items as free standing derivatives consisting of customer accommodation interest rate loan swaps (or “interest rate loan swaps”). The Bank enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Bank receives a floating rate. These back-to-back interest rate loan swaps qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” in the consolidated financial statements. Changes in fair value are recorded in other noninterest expense and net to zero because of the identical amounts and terms of the interest rate loan swaps.

The following tables summarize key elements of the Banks’s derivative instruments as of September 30, 2020 and December 31, 2019.

September 30, 2020
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$175,807	32	$13,967	—	$15,120
Matched interest rate swap with counterparty	$175,807	32	—	$13,967	$15,120

December 31, 2019
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$71,860	12	$4,039	—	$6,400
Matched interest rate swap with counterparty	$71,860	12	—	$4,039	$6,400

The Company is able to recognize fee income upon execution of the interest rate swap contract. Interest rate swap fee income for the three and nine months ended September 30, 2020 was $1.9 million and $2.7 million, respectively. Interest rate swap income for the same periods for 2019 were $407,000 and $878,000, respectively.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of September 30, 2020, and December 31, 2019, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 4: Derivative Financial Instruments”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$75,000	$—	$75,000
Collateralized Mortgage Backed	—	12,643	—	12,643
Subordinated Debt	—	3,053	—	3,053
Municipal Securities	—	21,370	—	21,370
U.S. Government Agencies	—	6,778	—	6,778
Derivative asset – interest rate swap on loans	—	13,967	—	13,967
Total	$—	$132,811	$—	$132,811
Liabilities:
Derivative liability – interest rate swap on loans	—	13,967	—	13,967
Total	$—	$13,967	$—	$13,967

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$49,998	$—	$49,998
Collateralized Mortgage Backed	—	17,673	—	17,673
Subordinated Debt	—	2,554	—	2,554
Municipal Securities	—	14,631	—	14,631
U.S. Government Agencies	—	7,935	—	7,935
Derivative asset – interest rate swap on loans	—	4,039	—	4,039
Total	$—	$96,830	$—	$96,830
Liabilities:
Derivative liability – interest rate swap on loans	—	4,039	—	4,039
Total	$—	$4,039	$—	$4,039

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

The following table summarizes the value of the Bank’s assets as of September 30, 2020 and December 31, 2019 that were measured at fair value on a nonrecurring basis during the period:

September 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Impaired Loans
Commercial & Industrial	$—	$—	$142	$142
Other Real Estate Owned	—	—	1,580	1,580
Total	$—	$—	$1,722	$1,722

December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$1,207	$1,207
Total	$—	$—	$1,207	$1,207

The following table summarizes the value of the Bank’s assets as of September 30, 2020 that were measured at fair value on a nonrecurring basis during the period:

	Fair Value Measurements at September 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired Loans, net	$142	Appraisals/Discounted Cash Flows	Discount to reflect current market conditions or cash flows and estimated selling costs.	3% - 10%
Other Real Estate Owned, net	$1,580	Appraisals	Discount to reflect current market conditions and estimated selling costs.	6% - 10%
Total	$1,722

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

September 30, 2020	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$102,480	$102,480	$102,480	$—	$—
Restricted equity securities	4,616	4,616	—	4,616	—
Securities:
Available for sale	118,844	118,844	—	118,844	—
Held to maturity	23,114	24,135	—	24,135	—
Loans, net	1,279,899	1,314,407	—	—	1,314,407
Derivative asset – interest rate swap on loans	13,967	13,967	—	13,967	—
Bank owned life insurance	25,157	25,157	—	25,157	—
Accrued interest receivable	8,110	8,110	—	8,110	—
Liabilities:
Deposits	$1,417,045	$1,430,789	$—	$906,616	$524,173
Derivative liability – interest rate swaps on loans	13,967	13,967	—	13,967	—
Accrued interest payable	871	871	—	871	—

December 31, 2019	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$53,376	$53,376	$53,376	$—	$—
Restricted equity securities	6,157	6,157	—	6,157	—
Securities:
Available for sale	92,791	92,791	—	92,791	—
Held to maturity	23,914	24,678	—	24,678	—
Loans, net	1,030,425	1,048,181	—	—	1,048,181
Derivative asset – interest rate swap on loans	4,039	4,039	—	4,039	—
Bank owned life insurance	24,562	24,562	—	24,562	—
Accrued interest receivable	4,282	4,282	—	4,282	—
Liabilities:
Deposits	$1,071,623	$1,079,011	$—	$510,766	$568,245
Advances from the FHLB	40,000	39,998	—	39,998	—
Derivative liability – interest rate swaps on loans	4,039	4,039	—	4,039	—
Accrued interest payable	982	982	—	982	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at September 30, 2020 from December 31, 2019.

Note 6. Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which then shared in the earnings of the Bank. There were no such potentially dilutive securities outstanding in 2020 or 2019.

The weighted average number of shares used in the calculation of basic and diluted earnings per common share includes unvested restricted shares of the Company’s common stock outstanding. Applicable guidance requires that outstanding un-vested share-based payment awards that contain voting rights and rights to non-forfeitable dividends participate in undistributed earnings with common stockholders.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except for per share data)	2020	2019	2020	2019
Net income available to common shareholders	$5,172	$3,709	$8,008	$10,387
Weighted average number of common shares issued, basic and diluted	8,272,570	8,251,672	8,274,419	8,248,284
Net income per common share:
Basic and diluted income per common share	$0.63	$0.45	$0.97	$1.26

Note 7. Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes, as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Unrealized gain on securities	$1,260	$609
Unrealized loss on securities transferred to HTM	(61)	(81)
Securities gains included in net income	—	5
Tax effect	(247)	(110)
Total accumulated other comprehensive income	$952	$423

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

Cash paid for amounts included in the measurement of lease liabilities during the nine months ended September 30, 2020 was $276,000. During the nine months ended September 30, 2020 and 2019, the Company recognized lease expense of $442,000 and $240,000, respectively.

As of September 30,
(Dollars in thousands)	2020
Lease liabilities	$6,686
Right-of-use assets	$6,291
Weighted-average remaining lease term – operating leases (in months).	189.8
Weighted-average discount rate – operating leases	3.12%

For the nine months ended September 30,
(Dollars in thousands)	2020
Lease Cost
Operating lease cost	$442
Total lease costs	$442
Cash paid for amounts included in measurement of lease liabilities	$276

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

As of September 30, 2020, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of September 30, 2020 is as follows:

(Dollars in thousands)
2020	$130
2021	529
2022	542
2023	556
2024	571
Thereafter	6,076
Total undiscounted cash flows	$8,404
Discount	(1,718)
Lease liabilities	$6,686

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2019, previously filed with the Securities and Exchange Commission (“SEC”) on March 23, 2020. Results for the three and nine months ended September 30, 2020 are not necessarily indicative of results for the year ending December 31, 2020 or any future period.

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

As an essential business, MainStreet Bank is firstly committed to providing a safe work environment. On March 16, 2020, we transitioned nearly all our employees to work from home. We were fully prepared to do so because of our available technology.

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

Since most of our customers were comfortable using our digital platform, we temporarily closed two of our seven locations and reduced the hours of the remaining locations. We also increased the average wage of our dedicated customer-facing branch staff by 50% during the initial stages of this crisis, as we believed they provided an invaluable customer interaction and were committed to meeting the needs of our customers who had to conduct business in person.

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

Phase 1 was evenly distributed across the portfolio, excluding the hotel loan segment. The Company has 15 operating hotels in its portfolio totaling $92.4 million. The hospitality industry was significantly impacted by the pandemic and 14 hotels that we financed requested to participate in Phase 1.  All loans that requested a Phase 1 deferral have returned to a normal paying status or participated in Phase 2.

Paycheck Protection Program – Initiated April 3, 2020. During Phase 1, the Bank was also participating as a lender in the Paycheck Protection Program (PPP), described below, to provide additional liquidity assistance to our borrowers. The Bank processed over 1,000 PPP loans totalling just over $173 million. Underwriting standards were focused on providing precisely the amount that should qualify for forgiveness by the federal government.

Phase 2 – Initiated May 4, 2020. The Board and management aligned the maximum deferment for Phase 2 with the Federal Reserve’s Main Street Lending Program and set the maximum deferment period at 12 months. The Board and management also established several restrictive covenants for borrowers participating in Phase 2.

The objective established by Bank Management was for each borrower to attain a greater than 90% probability of a positive outcome. The Bank’s lending teams worked with their borrowers to determine what amount and term of deferment, if any, would be reasonable to achieve that objective.

There were 42 borrowers representing 7.4% of total loans outstanding who would ultimately participate in Phase 2.  While still a concentration, only 60% of the hotels requested additional payment deferrals for Phase 2.  As of September 30, 2020, the loans with remaining deferments are shown below.

Phase 2 Estimated Loan Deferments Remaining
Deferred Amount by Month (000’s)
Loan Type	1	2	3	4	Total Deferred	Number of Borrowers
Closed-end 1st Lien	$2,165				$2,165	1
Owner-Occupied Com'l CRE	$441	$1,747		$235	$2,423	3
Commercial Real Estate	$4,518	$26,924	$7,040		$38,482	8
- Hotels		22,600	7,040		29,640	5
- Office	993	4,324			5,317	2
- Other	3,525				3,525	1
Commercial & Industrial	$606		$3,000		$3,606	3
Other Consumer	$64				$64	1
Total	$7,794	$28,671	$10,040	$235	$46,740	16

The Company actively monitors customer performance and will continue to work with customers within the guidelines established by the Board of Directors in the most prudent manner possible to achieve positive outcomes and maintain good asset quality.

Regulatory easing for COVID-19 pandemic

Federal Reserve Bank reserve requirements to zero.

On March 15, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent effective March 26, 2020.  This action eliminated reserve requirements for all depository institutions. Prior to the change, reserve requirement ratios on net transactions accounts differed based on the amount of net transactions accounts at the depository institution.

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

As required by Section 4012 of the CARES Act, the federal banking agencies temporarily lowered the community bank leverage ratio (the “CBLR”), issuing two interim final rules to set the CLBR at 8% and then gradually re-establish it at 9%.

Under the interim final rules, the CBLR was set at 8% beginning in the second quarter of 2020 through the end of the year. Community banks that have a leverage ratio of 8% or greater and meet certain other criteria may elect to use the CBLR framework. Beginning in 2021, the CBLR will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the leverage ratio requirement to use the CBLR framework will return to 9%.

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

Federal Reserve Paycheck Protection Program Lending Facility

On April 9, 2020, the Federal Reserve issued guidance for banks that wish to participate in the Federal Reserve’s Paycheck Protection Program Lending Facility (the “PPPL Facility”). Under the PPPL Facility, the Federal Reserve Banks will extend funding, on a non-recourse basis, to banks participating in the PPP administered by the Small Business Administration (the “SBA”), taking PPP loans originated under the PPP as collateral.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2020 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended December 31, 2019, other than the items discussed in our Recently Issued Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended September 30, 2020 and 2019

General

Net income increased $1.5 million to $5.2 million for the three months ended September 30, 2020 from $3.7 million for the three months ended September 30, 2019. The increase in net income for the three months ended September 30, 2020 was primarily due to an increase in loan swap fee income, which increased $1.4 million over the same period in 2019. Net interest income increased $1.9 million, to $11.9 million for the three months ended September 30, 2020, from $10.0 million for the three months ended September 30, 2019. Net income was affected by increases of $605,000 in salaries and employee benefits and $386,000 in other operating expenses compared to the same period in 2019. Pre-tax pre-provision income was $7.1 million for the quarter ended September 30, 2020. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income, which is a non-GAAP financial measure, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Interest Income

Total interest income increased $485,000, or 3.2%, to $15.6 million for the three months ended September 30, 2020 from $15.1 million for the three months ended September 30, 2019. The increase was primarily the result of an increase in interest and fees on loans of $891,000, but was offset by a decrease in interest on federal funds sold and interest-earning deposits of $400,000 and a decrease in interest on investment securities of $6,000. Total average interest-earning assets increased $324.7 million, to $1.47 billion for the three months ended September 30, 2020 from $1.15 billion for the same period in 2019 primarily as a result of an increase in the average balance of loans of $295.8 million, a $2.3 million increase in the average balance of investment securities and an increase in the average balance of federal funds sold and interest-earning deposits with banks of $26.6 million. The average yield on our interest-earning assets decreased 102 basis points to 4.23% for the three months ended September 30, 2020 as compared to 5.25% for the three months ended September 30, 2019 primarily as a result of lower average yields on interest earning assets due to market conditions, loans related to PPP lending with a rate of 1%, and the Federal Reserve lowering the federal interest rates to near 0%.

Interest and fees on loans increased $891,000, to $15.1 million for the three months ended September 30, 2020 from $14.2 million for the same period in 2019. This increase was primarily due to an increase in average loans outstanding of $295.8 million, which increased to $1.29 billion as of September 30, 2020 from $996.8 million as of September 30, 2019. Of the $295.8 million increase in average loans, $172.7 million was attributable to average PPP loans. In addition to the growth in the loan portfolio the Federal Reserve decreased the federal interest rate to 25 basis points in the first quarter of 2020, which decreased yields on the Bank’s asset sensitive balance sheet as compared to the same period in 2019. The average yield on loans decreased 103 basis points, or 18.1%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Interest income on federal funds sold and interest-earning deposits decreased by $400,000 to $12,000 for the three months ended September 30, 2020, from $412,000 for the three months ended September 30, 2019. The decrease was primarily due to a significant average yield decrease despite the average balance on these deposits increasing 32.4%. The average yield decreased 197 basis points, to 0.04% for the three months ended September 30, 2020 from 2.01% for the three months ended September 30, 2019. The decrease in average yield was primarily due to the decrease in the federal interest rate to 25 basis points during first quarter of 2020. The average balance of interest-earning deposits and federal funds sold increased $26.6 million to $108.7 million for the three months ended September 30, 2020 from $82.1 million for the three months ended September 30, 2019. The Bank held higher average balances in these accounts during the third quarter of 2020 while determining strategic alternatives to deploy this capital.

Interest on investment securities decreased by $6,000 to $491,000 for the three months ended September 30, 2020 from $497,000 for the three months ended September 30, 2019, respectively. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $43,000, or 14.6%, to $334,000 for the three months ended September 30, 2020, from $291,000 for the three months ended September 30, 2019. Mortgage backed securities decreased by $54,000, or 60.4%, to $35,000 for the three months ended September 30, 2020, from $89,000 for the three months ended September 30, 2019. The average yield on total securities decreased 12 basis points, to 2.67% for the three months ended September 30, 2020, from 2.79% for the same period in 2019. As a decrease in market rates resulted in stagnant yielding investments, investment income decreased accordingly despite the average balance of investment securities increasing by $2.3 million, to $73.5 million for the three months ended September 30, 2020, from $71.2 million for the three months ended September 30, 2019

Interest Expense

Total interest expense decreased $1.4 million, to $3.7 million for the three months ended September 30, 2020 from $5.1 million for the three months ended September 30, 2019, primarily due to a $1.1 million decrease in interest expense on time deposits and a $219,000 decrease in interest-bearing demand deposits.

Interest expense on deposits decreased $1.3 million, to $3.4 million for the three months ended September 30, 2020 from $4.8 million for the three months ended September 30, 2019 primarily as a result of a decrease in average interest-bearing deposit yields. The decrease of expenses due to average yields was offset by an increase in average deposit balances of $117.5 million to $944.3 million during the three months ended September 30, 2020 as compared to $826.7 million for the three months ended September 30, 2019. The increase in the average balance of interest-bearing deposits was primarily a result of a $215.0 million increase in the average balance of money market deposit accounts offset by a $64.5 million decrease in the average balance of time deposits. The large increase in money market deposits was primarily driven by accounts opened and funded in connection with PPP loans. The average cost of deposits was 146 basis points for the three months ended September 30, 2020, compared to 232 basis points for the three months ended September 30, 2019. The average rate paid on money market deposits decreased 124 basis points to 0.59% for the three months ended September 30, 2020 from 1.83% for the three months ended September 30, 2019. The average rate paid on interest-bearing deposits decreased 103 basis points to 0.85% for the three months ended September 30, 2020 from 1.88% for the three months ended September 30, 2019. The average cost of certificates of deposit decreased by 49 basis points to 2.17% for the three months ended September 30, 2020 as compared to 2.66% for the three months ended September 30, 2019. The decrease in the average cost of interest-bearing demand deposits for the three months ended September 30, 2020, in addition to a falling rate environment, was the result of our continued effort to attract and retain low cost deposits and reducing our reliance on wholesale deposits as compared to the three months ended September 30, 2019.

Interest expense on advances from the Federal Home Loan Bank decreased $63,000 to $13,000 for the three months ended September 30, 2020, from $76,000 for the three months ended September 30, 2019 as a result of an decrease in the average balance on the Federal Home Loan Bank advances which decreased to $4.5 million for the three months ended September 30, 2020 from $11.5 million for the three months ended September 30, 2019. In addition, the average rate of the Federal Home Loan Bank advances decreased 149 basis points for the three months ended September 30, 2020 compared to the same period in the prior year. The average balance of the Federal Home Loan Bank advances decreased $7.0 million for the three months ended September 30, 2020, primarily due to the repayment of advances.

Net Interest Income

Net interest income increased approximately $1.9 million, or 18.9%, to $11.9 million for the three months ended September 30, 2020 from $10.0 million for the three months ended September 30, 2019 as a result of our net interest-earning assets increasing $214.1 million to $511.1 million for the three months ended September 30, 2020 from $297.0 million for the three months ended September 30, 2019. The interest rate spread decreased by 17 basis points to 2.69% for the three months ended September 30, 2020 from 2.86% for the three months ended September 30, 2019. The net interest margin decreased by 26 basis points from 3.48% for the three months ended September 30, 2019 to 3.22% for the three months ended September 30, 2020. The net interest margin, excluding PPP loans for the three months ended September 30, 2020, was 3.32%, a decrease of 16 basis points from the same period in 2019. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income which is a non-GAAP financial measure, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

	For the Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,292,566	$15,083	4.67%	$996,777	$14,192	5.70%
Investment securities	73,486	491	2.67%	71,182	497	2.79%
Federal funds and interest-bearing deposits	108,666	12	0.04%	82,056	412	2.01%
Total interest-earning assets	1,474,718	$15,586	4.23%	1,150,015	$15,101	5.25%
Non-interest-earning assets	65,665			43,524
Total assets	$1,540,383			$1,193,539
Interest-bearing liabilities:
Interest-bearing demand deposits	$26,469	$56	0.85%	$58,510	$275	1.88%
Money market deposits	332,750	490	0.59%	117,717	539	1.83%
Savings and NOW deposits	62,066	55	0.35%	62,975	71	0.45%
Time deposits	522,995	2,841	2.17%	587,537	3,900	2.66%
Total interest-bearing deposits	944,280	3,442	1.46%	826,739	4,785	2.32%
Federal funds purchased	—	—	—	—	—	—
Federal Home Loan Bank advances	4,511	13	1.15%	11,522	76	2.64%
Subordinated debt	14,823	245	6.61%	14,795	244	6.60%
Total interest-bearing liabilities	963,614	$3,700	1.54%	853,056	$5,105	2.39%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	428,726			209,125
Total liabilities	1,392,340			1,062,181
Stockholders’ Equity	148,043			131,358
Total liabilities and Stockholders’ equity	$1,540,383			$1,193,539
Net interest income		$11,886			$9,996
Interest rate spread (2)			2.69%			2.86%
Net interest-earning assets (3)	$511,104			$296,959
Net interest margin (4)			3.22%			3.48%
Net interest margin, excluding PPP loans			3.32%			3.48%
Average interest-earning assets to average interest-bearing liabilities	153.04%			134.81%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended
	September 30, 2020 and 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$13,316	$(12,425)	$891
Investment securities	70	(76)	(6)
Federal funds and interest-bearing deposits	705	(1,105)	(400)
Total interest-earning assets	14,091	(13,606)	485
Interest-bearing liabilities:
Interest-bearing demand deposits	(109)	(110)	(219)
Money market deposit accounts	2,094	(2,143)	(49)
Savings and NOW accounts	(1)	(15)	(16)
Time deposits	(396)	(663)	(1,059)
Total deposits	1,588	(2,931)	(1,343)
Federal Home Loan Bank advances	(33)	(30)	(63)
Subordinated debt	1	—	1
Total interest-bearing liabilities	1,556	(2,961)	(1,405)
Change in net interest income	$12,535	$(10,645)	$1,890

Provision for Loan Losses

Management believes that the provision recorded for the period ended September 30, 2020 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, and credit quality. In performing our assessment of the allowance for loan losses as of September 30, 2020, management compiled and analysed extensive amounts of information, including additional relief requested and conversations with borrowers, in an attempt to make an objective estimate of potential losses caused by the COVID-19 pandemic. Using that information, we stressed the portfolio through the lens of an escalated economic shutdown that is above and beyond a normal operating environment. Because this stressed economy is the result of a health pandemic, there is uncertainty about the duration COVID-19 will have on our borrowers. In response to this uncertainty, we created and incorporated a COVID-19 qualitative factor within our allowance in order to isolate and monitor going forward the heightened stresses our borrowers are facing. We will continuously review the loan portfolio in order to determine the depth and breadth of potential loan losses associated with the pandemic. As we obtain additional information and are able to more accurately assess the full nature and extent of elevated risk to the loan portfolio that may arise from this crisis, additional provision expenses may be required. The Board and management agreed to continue to work expeditiously with borrowers to analyze the loan portfolio with a goal of timely identifying, provisioning and reporting probable losses that could occur throughout the course of the pandemic.

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

Provision for loan losses increased by $450,000 to $635,000 for the three months ended September 30, 2020 from $185,000 for the three months ended September 30, 2019 primarily as a result of additional loan growth and provisions added due to the COVID-19 pandemic. The increase in loan originations, which totaled approximately $46.7 million for the three months ended September 30, 2019 compared to loan originations, of $51.7 million for the three months ended September 30, 2020, did not include any significant PPP loans as the program had nearly expired. Non-performing loans increased $1.2 million from zero at September 30, 2019 to $1.2 million as of September 30, 2020, however, $1.1 million is related to one borrower. During the three months ended September 30, 2020, special mention loans decreased $4.4 million for a balance of $882,000, compared to the same period in 2019. Substandard loans remained unchanged as of September 30, 2020 compared to September 30, 2019. During the three months ended September 30, 2020, there were charge-offs of $35,000, and recoveries of $15,000 were received.

Non-Interest Income

Non-interest income increased $1.4 million, or 99.0%, to $2.9 million for the three months ended September 30, 2020 from $1.4 million for the three months ended September 30, 2019. The increase in non-interest income was primarily due to increases in loan swap fee income of $1.4 million and $95,000 in deposit account service charges for the three months ended September 30, 2020. These increases were offset by decreases in gains on the sale of loans of $270,000. The Company has focused on expanding fee income through loan swaps throughout 2020. In addition, bank owned life insurance income increased $93,000 to $199,000 for the three months ended September 30, 2020 from $106,000 for the three months ended September 30, 2019 primarily as a result of an increased investment in this asset class.

Non-Interest Expense

Non-interest expense increased $1.1 million, or 17.7%, to $7.6 million for the three months ended September 30, 2020 from $6.5 million for the three months ended September 30, 2019 primarily as a result of increases in salary and employee benefits of $605,000 and other operating expenses of $386,000. Salaries and employee benefits expense increased by $605,000 to $4.5 million for the three months ended September 30, 2020 from $3.9 million for the three months ended September 30, 2019 primarily as a result of increasing the salary for our employees who were customer facing during the depth of the pandemic. It was important to support our employees who couldn’t adhere to a work-from-home policy due to the unique nature of their job responsibilities. In addition, we added five employees and the related salary and benefit expenses for these additional employees. Other operating expenses increased $386,000, or 32.1%, to $1.6 million for the three months ended September 30, 2020 from $1.2 million for the three months ended September 30, 2019 due to increases in professional and consulting fees and fees related to investments in technology infrastructure. Franchise taxes increased approximately $35,000 to $342,000 for the three months ended September 30, 2020 from $307,000 for the three months ended September 30, 2019 as a result of the increase in the Company’s capital as of September 30, 2020 compared to the balance sheet as of September 30, 2019. FDIC insurance premiums increased approximately $260,000 to $400,000 for the three months ended September 30, 2020 from $140,000 for the three months ended September 30, 2019.

Income Tax Expense

Income tax expense increased $250,000, or 23.8%, to a tax expense of $1.3 million for the three months ended September 30, 2020 from a tax expense of $1.0 million for the three months ended September 30, 2019. The increase in federal income tax expense for the three months ended September 30, 2020 compared to the same period a year ago was driven by the increase in income before income taxes of $1.7 million, or 36.0%, to income before income tax of $6.5 million as of September 30, 2020 compared to income before income tax of $4.8 million for the same period in the prior year. As a result of expanding into the District of Columbia, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $60,000 for the three months ended September 30, 2020. For the three months ended September 30, 2020, the Company had an effective federal tax expense rate of 20.1%, compared to effective federal tax expense rate of 22.0% for the three months ended September 30, 2019.

Comparison of Statements of Income for the Nine Months Ended September 30, 2020 and 2019

General

Net income decreased $2.4 million, to $8.0 million for the nine months ended September 30, 2020, from $10.4 million for the nine months ended September 30, 2019. The decrease in net income for the nine months ended September 30, 2020 was primarily due to an increase in provision for loan losses in response to the COVID-19 pandemic. Offsetting the increased provision, the Bank saw an increase in net interest income of $3.7 million, an increase in non-interest income of $1.9 million, of which $1.8 million was provided by loan swap fees, and an increase of $279,000 in bank owned life compared to the same period in 2019. Pre-tax pre-provision income was $16.4 million for the nine months ended September 30, 2020 compared to $14.3 million. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income which is a non-GAAP financial measure, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Interest Income

Total interest income increased $1.8 million, or 4.2%, to $45.6 million for the nine months ended September 30, 2020, from $43.8 million for the nine months ended September 30, 2019. The increase was primarily the result of an increase in interest and fees on loans of $2.7 million, offset by a decrease in interest on investment securities of $180,000 and a decrease on interest on federal funds sold and interest-earning deposits of $716,000. Total average interest-earning assets increased $271.5 million, to $1.4 billion for the nine months ended September 30, 2020, from $1.1 billion for the same period in 2019 primarily as a result of an increase in the average balance of loans of $217.9 million, a $2.4 million increase in the average balance of investment securities and an increase in the average balance of federal funds sold and interest-earning deposits with banks of $51.2 million. The average yield on our interest-earning assets decreased 85 basis points to 4.39% for the nine months ended September 30, 2020 as compared to 5.24% for the nine months ended September 30, 2019 primarily as a result of a lower average yield on the loan portfolio.

Interest and fees on loans increased $2.7 million to $43.7 million for the nine months ended September 30, 2020 from $41.0 million for the same period in 2019. This increase was primarily due to an increase in average loans outstanding of $217.9 million, which increased to $1.2 billion as of September 30, 2020 from $970.7 million as of September 30, 2019. During the nine months ended September 30, 2020, the Federal Reserve lowered the federal funds interest rate to approximately 25 basis points, which decreased yields on the Bank’s asset sensitive balance sheet. The average yield on loans decreased 73 basis points, or 13.0% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Interest income on federal funds sold and interest-earning deposits decreased by $716,000 to $416,000 for the nine months ended September 30, 2020, from $1.1 million for the nine months ended September 30, 2019. The decrease was primarily due to a significant decrease average yield and despite an increase in average balance on these deposits. The average yield decreased 165 basis points, to 0.45% for the nine months ended September 30, 2020 from 2.10% for the nine months ended September 30, 2019. The average balance of interest-earning deposits and federal funds sold increased $51.2 million to $123.2 million for the nine months ended September 30, 2020 from $72.0 million for the nine months ended September 30, 2019.

Interest on investment securities decreased by $180,000 to $1.5 million for the nine months ended September 30, 2020 from $1.7 million for the nine months ended September 30, 2019. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals decreased in total $95,000, or 9.3%, to $925,000 for the nine months ended September 30, 2020, from $1.0 million for the nine months ended September 30, 2019. Mortgage backed securities decreased by $80,000, or 30.0%, to $186,000 for the nine months ended September 30, 2020, from $266,000 for the nine months ended September 30, 2019. The average yield on securities decreased 43 basis points to 2.70% for the nine months ended September 30, 2020 from 3.13% for the same period in 2019, as decreased market rates resulted in lower yielding investments. The average balance of investment securities increased by $2.4 million to $73.5 million for the nine months ended September 30, 2020, from $71.1 million for the nine months ended September 30, 2019.

Interest Expense

Total interest expense decreased $1.9 million to $12.7 million for the nine months ended September 30, 2020 from $14.6 million for the nine months ended September 30, 2019, primarily due to a $594,000 decrease in interest expense on interest-bearing demand deposits and a $726,000 decrease in interest expense on time deposits.

Interest expense on deposits decreased $1.5 million, to $11.9 million for the nine months ended September 30, 2020 from $13.4 million for the nine months ended September 30, 2019 primarily as a result of a decrease in average interest bearing deposit yields despite an increase in average interest bearing balances of $140.6 million to $922.7 million during the nine months ended September 30, 2020 as compared to $782.1 million for the nine months ended September 30, 2019. The increase in the average balance of interest-bearing deposits was primarily as a result of a $160.7 million increase in the average balance of our money market deposit accounts and a $8.4 million increase in the average balance of our time deposits. The large increase in money market deposits was primarily driven by accounts opened and funded in connection with PPP loans. The increase in the average balance of our time deposits was primarily a result of retail growth and brokered deposits obtained through a deposit placement network on a reciprocal basis, such that amounts are under the standard FDIC insurance maximum of $250,000 making the deposits eligible for FDIC insurance. The average cost of deposits was 171 basis points for the nine months ended September 30, 2020 compared to 228 basis points for the nine months ended September 30, 2019. The average rate paid on money market deposits decreased 117 basis points to 0.80% for the nine months ended September 30, 2020 from 1.97% for the nine months ended September 30, 2019. The increase in the average balance of our certificates of deposits of $8.4 million from $535.1 million for the nine months ended September 30, 2019 to $543.5 million for the nine months ended September 30, 2020 was primarily the result of the Company’s retail growth strategies. The average cost of certificates of deposit decreased by 22 basis points to 2.39% for the nine months ended September 30, 2020 as compared to 2.61% for the nine months ended September 30, 2019. The decrease in the average cost of certificates of deposit for the nine months ended September 30, 2020 was the result of decreases in short term market interest rates as compared to the nine months ended September 30, 2019. The decrease in the average balance of our interest-bearing demand deposits of $31.7 million from $57.5 million for the nine months ended September 30, 2019 to $25.8 million for the nine months ended September 30, 2020, was primarily driven by the Bank’s effort to increase our low cost deposits and reduce our reliance on wholesale deposits.

Interest expense on advances from the Federal Home Loan Bank decreased $350,000 to $107,000 for the nine months ended September 30, 2020, from $457,000 for the nine months ended September 30, 2019, as a result of an decrease in the average rate on the Federal Home Loan Bank advances which decreased to 1.73% for the nine months ended September 30, 2020 from 2.64% for the nine months ended September 30, 2019. In addition, the average balance of the Federal Home Loan Bank advances decreased $14.8 million to $8.3 million for the nine months ended September 30, 2020 from $23.1 million for the nine months ended September 30, 2019 primarily due to the repayment of advances.

Net Interest Income

Net interest income increased approximately $3.7 million, or 12.6%, to $32.9 million for the nine months ended September 30, 2020 from $29.2 million for the nine months ended September 30, 2019 as a result of our net interest-earning assets increasing $145.8 million to $439.5 million for the nine months ended September 30, 2020 from $293.7 million for the nine months ended September 30, 2019. Our interest rate spread decreased by 27 basis points to 2.60% for the nine months ended September 30, 2020 from 2.87% for the nine months ended September 30, 2019. Our net interest margin decreased by 33 basis points from 3.50% for the nine months ended September 30, 2019 to 3.17% for the nine months ended September 30, 2020. The net interest margin, excluding PPP loans for the nine months ended September 30, 2020, was 3.21%, a decrease of 29 basis points from the same period in 2019. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income which is a non-GAAP financial measure, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

	For the Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,188,565	$43,702	4.90%	$970,708	$40,985	5.63%
Investment securities	73,504	1,488	2.70%	71,069	1,668	3.13%
Federal funds and interest-bearing deposits	123,217	416	0.45%	72,011	1,132	2.10%
Total interest-earning assets	1,385,286	$45,606	4.39%	1,113,788	$43,785	5.24%
Non-interest-earning assets	65,368			41,883
Total assets	$1,450,654			$1,155,671
Interest-bearing liabilities:
Interest-bearing demand deposits	$25,847	$209	1.08%	$57,517	$803	1.86%
Money market deposits	288,836	1,742	0.80%	128,122	1,889	1.97%
Savings and NOW deposits	64,513	169	0.35%	61,418	218	0.47%
Time deposits	543,531	9,740	2.39%	535,083	10,466	2.61%
Total interest-bearing deposits	922,727	11,860	1.71%	782,140	13,376	2.28%
Federal funds purchased	—	—	—	46	—	—
Federal Home Loan Bank advances	8,266	107	1.73%	23,114	457	2.64%
Subordinated debt	14,816	727	6.54%	14,788	723	6.52%
Total interest-bearing liabilities	945,809	$12,694	1.79%	820,088	$14,556	3.55%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	361,771			208,328
Total liabilities	1,307,580			1,028,416
Stockholders’ Equity	143,074			127,255
Total liabilities and Stockholders’ equity	$1,450,654			$1,155,671
Net interest income		$32,912			$29,229
Interest rate spread (2)			2.60%			2.87%
Net interest-earning assets (3)	$439,477			$293,700
Net interest margin (4)			3.17%			3.50%
Net interest margin, excluding PPP loans (5)			3.21%			3.50%
Average interest-earning assets to average interest-bearing liabilities	146.47%			135.81%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.

(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Nine Months Ended
	September 30, 2020 and 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$10,705	$(7,988)	$2,717
Investment securities	86	(266)	(180)
Federal funds and interest-bearing deposits	789	(1,505)	(716)
Total interest-earning assets	11,580	(9,759)	1,821
Interest-bearing liabilities:
Interest-bearing demand deposits	(337)	(257)	(594)
Money market deposit accounts	1,935	(2,082)	(147)
Savings and NOW accounts	17	(66)	(49)
Time deposits	256	(982)	(726)
Total deposits	1,871	(3,387)	(1,516)
Federal Home Loan Bank advances	(228)	(122)	(350)
Subordinated debt	2	2	4
Total interest-bearing liabilities	1,645	(3,507)	(1,862)
Change in net interest income	$9,935	$(6,252)	$3,683

Provision for Loan Losses

Provision for loan losses increased by $5.3 million, to $6.6 million for the nine months ended September 30, 2020, from $1.3 million for the nine months ended September 30, 2019 primarily as a direct result of additional provisions added in repsonse to the COVID-19 pandemic. In addition, loan originations increased $201.9 million, from $169.7 million for the nine months ended September 30, 2019 compared to loan originations of $371.6 million, excluding $173.1 in PPP loans, for the nine months ended September 30, 2020. Non-performing loans increased $1.2 million, from $13,000 at September 30, 2019 to $1.2 million as of September 30, 2020, however $1.1 million is related to one borrower. During the nine months ended September 30, 2020, substandard loans remained relatively stable. During the nine months ended September 30, 2020, there were $1.8 million in total charge-offs, and recoveries of $31,000 were received. During the nine months ended September 30, 2019, total charge-offs of $755,000 were recorded and recoveries received totaled $34,000.

Non-Interest Income

Non-interest income increased $1.9 million, or 50.9%, to $5.6 million for the nine months ended September 30, 2020 from $3.7 million for the nine months ended September 30, 2019. The increase in non-interest income was primarily due to an increase in loan fees from loan interest rate swaps of $1.8 million and $279,000 in bank owned life insurance income for the nine months ended September 30, 2020. The Bank has focused on expanding loan rate swap opportunities throughout 2020. In addition, deposit account service fees increased $199,000 to $1.4 million for the nine months ended September 30, 2020 from $1.2 million for the nine months ended September 30, 2019 primarily as a result of an increased customer deposit portfolio. The increase in non-interest income was partially offset by a decrease of $533,000 in gains on sale of loans for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Non-Interest Expense

Non-interest expense increased $3.5 million or 18.6% to $22.1 million for the nine months ended September 30, 2020, from $18.7 million for the nine months ended September 30, 2019, primarily as a result of increases in salary and employee benefits of $1.6 million and other operating expenses of $1.2 million. Salaries and employee benefits expense increased by $1.6 million to $13.2 million for the nine months ended September 30, 2020 from $11.6 million for the nine months ended September 30, 2019 primarily as a result of increasing the salaries for our employees who were customer facing during the depth of the pandemic. It was important to support our employees who could not adhere to a work-from-home policy due to the unique nature of their job responsibilities. In addition, we added five employees and the related salary and benefit expenses for these additional employees. Other operating expenses increased $1.2 million, or 35.0%, to $4.6 million for the nine months ended September 30, 2020 from $3.4 million for the nine months ended September 30, 2019 due to increases in professional and consulting fees and fees related to investments in technology infrastructure. FDIC insurance premiums increased approximately $560,000 to $1.1 million for the nine months ended September 30, 2020 from $550,000 for the nine months ended September 30, 2019. Data processing expenses increased approximately $196,000 to $931,000 for the nine months ended September 30, 2020 from $735,000 for the nine months ended September 30, 2019

Income Tax Expense

Income tax expense decreased $819,000, or 31.4%, to $1.8 million for the nine months ended September 30, 2020 from $2.6 million for the nine months ended September 30, 2019. The decrease in federal income tax expense for the nine months ended September 30, 2020 compared to the same period a year ago is driven by the decrease in income before income taxes of $3.2 million, or 31.5%, to $9.8 million for the nine months ended September 30, 2020 compared to $13.0 million for the same period in the prior year. The Company has included assessments in income tax expense for potential state tax liabilities during 2020. For the nine months ended September 30, 2020, the Bank had an effective federal tax rate of 18.3%, compared to effective federal tax rate of 20.1% for the nine months ended September 30, 2019.

Comparison of Statements of Financial Condition at September 30, 2020 and at December 31, 2019

Total Assets

Total assets increased $352.8 million, or 27.6%, to $1.6 billion at September 30, 2020 from $1.3 billion at December 31, 2019. The increase was primarily the result of increases in the loan portfolio of $249.5 million, of which $173.1 million are PPP loans, $62.7 million in cash equivalents, and $9.9 million in the fair value loan interest rate swaps.

Investment Securities

Investment securities increased $25.3.0 million, or 21.6%, from $116.7 million at December 31, 2019 to $142.0 million at September 30, 2020. The decrease was primarily in the available-for-sale portfolio, particularly in U.S treasury securities. At September 30, 2020, our held-to-maturity portion of the securities portfolio, at amortized cost, was $23.1 million, and our available-for-sale portion of the securities portfolio, at fair value, was $118.8 million compared to our held-to-maturity portion of the securities portfolio of $23.9 million and our available-for-sale portion of the securities portfolio of $92.8 million at December 31, 2019.

Net Loans

Net loans increased $249.5 million, or 24.2%, to $1.28 billion at September 30, 2020 from $1.03 billion at December 31, 2019. Residential real estate loans increased $6.7 million, or 4.4%, to $157.5 million at September 30, 2020 from $150.8 million at December 31, 2019. Commercial real estate loans increased by $83.3 million from $421.9 million at December 31, 2019 to $505.2 million at September 30, 2020. Commercial and industrial loans increased by $140.7 million from $121.2 million at December 31, 2019 to $262.0 million at September 30, 2020. Paycheck Protection Program loans comprised of $173.1 million of this portfolio. Commercial and industrial loans, excluding PPP loans, decreased by $32.3 million from December 31, 2019 to September 30, 2020. Construction loans increased $52.9 million to $325.5 million at September 30, 2020 from $272.6 million at December 31, 2019. Consumer loans decreased by $24.1 million from $75.6 million at December 31, 2019 to $51.5 million at September 30, 2020.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of year	$9,584	$8,831
Charge-offs:
Commercial real estate	(1)	(733)
Commercial and industrial	(1,793)	(98)
Consumer	(35)	(98)
Total charge-offs	(1,829)	(929)
Recoveries:
Residential real estate	—	58
Commercial real estate	—	1
Commercial and industrial	23	0
Consumer	8	5
Total recoveries	31	64
Net charge-offs	(1,798)	(865)
Provision for loan losses	6,560	1,618
Balance at end of period	$14,346	$9,584
Ratios:
Net charge offs to average loans outstanding	0.15%	0.09%
Allowance for loan losses to non-performing loans at end of period	11.55	N/A
Allowance for loan losses to gross loans at end of period	1.10%	0.92%
Allowance for loan losses to gross loans at end of period, excluding PPP loans	1.27%	0.92%

Deposits

Deposits increased $345.4 million, or 32.2%, to $1.41 billion at September 30, 2020 from $1.07 billion at December 31, 2019. Our core deposits increased $411.8 million, or 62.9%, to $1.07 billion at September 30, 2020 from $654.2 million at December 31, 2019. The increase in core deposits primarily was driven by accounts generated in order to service the PPP loans the Bank generated and new deposit growth initiatives. Non-interest bearing demand deposits increased $163.9 million, or 64.9%, to $416.6 million at September 30, 2020 from $252.7 million at December 31, 2019. Money market deposits increased $206.8 million, or 146.4%, to $348.1 million at September 30, 2020 from $141.3 million at December 31, 2019. Offsetting these increases were certificates of deposit which decreased $50.5 million, or 9.0%, to $510.4 million at September 30, 2020 from $560.9 million at December 31, 2019. The decrease in certificates of deposit was primarily the result of decreased brokered deposits as core deposits replaced this source of funding throughout the year.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Non-accrual loans:
Residential Real Estate	$145	$—
Commercial Real Estate	1,097	—
Total non-accrual loans	1,242	—
Total non-performing loans	1,242	—
Other real estate owned	1,580	1,207
Total non-performing assets	$2,822	$1,207
Ratios:
Total non-performing loans to gross loans receivable	0.10%	0.00%
Total non-performing loans to total assets	0.08%	0.00%
Total non-performing assets to total assets	0.17%	0.09%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities; however, the Company also utilizes wholesale deposits as a funding source in addition to customer deposits. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, federal funds purchased, and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had no Federal Home Loan Bank advances outstanding and unused borrowing capacity of $382.0 million as of September 30, 2020. The Company has the ability to borrow up to 100% of our PPP outstanding loan balances as of September 30, 2020, through the Paycheck Protection Program Lending Facility, however we were able to fund these loans through our own capital at this time. Additionally, at September 30, 2020, we had the ability to borrow up to $92.0 million from other financial institutions.

The Board of Directors, management and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2020.

We monitor and adjust our investments in liquid assets based upon our assessment of: expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2020, cash and cash equivalents totaled $127.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $118.8 million at September 30, 2020.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $11.7 million and $11.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. There were no sales of available-for-sale securities in the nine months ended September 30, 2020 and seven available-for-sale securities sold for a net gain of $5,000 in the nine months ended September 30, 2019. Net cash used in investing activities, which consist primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $281.1 million and $112.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Net cash provided by financing activities was $332.1 million and $114.4 million for the nine months ended September 30, 2020 and 2019, respectively, which consisted primarily of increases in interest bearing and non-interest bearing deposits of $181.5 million and $138.1 million offset by net repayments of $40.0 million and $30.0 million from the Federal Home Loan Bank for the nine months ended September 30, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2020, totaled $269.7 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2020, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

On September 15, 2020, the Company issued 1,000,000 depositary shares, each representing a 1/40th interest in a share of the Company’s Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, par value $1.00 per share, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Dividends will accrue on the depositary shares at a fixed rate equal to 7.50% per annum. On September 25, 2020, the Company completed the sale of an additional 150,000 depositary shares, pursuant to the underwriters’ full exercise of their over-allotment option to purchase additional depositary shares.

Regulatory Capital

Information presented for September 30, 2020 and December 31, 2019, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2020 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2020, the Company and the Bank meet all capital adequacy requirements to which each is subject.

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce compliance burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020
Total capital (to risk-weighted assets)	$171,239	13.39%	$102,331	≥ 8.0%	$127,913	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$156,893	12.27%	$57,561	≥ 4.5%	$102,331	> 8.0%
Tier 1 capital (to risk-weighted assets)	$156,893	12.27%	$76,748	≥ 6.0%	$102,331	> 8.0%
Tier 1 capital (to average assets)	$156,857	10.19%	$61,573	≥ 4.0%	$76,960	> 5.0%
As of December 31, 2019
Total capital (to risk-weighted assets)	$157,892	13.50%	$93,576	≥ 8.0%	$116,970	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$148,308	12.68%	$52,636	≥ 4.5%	$93,576	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$148,308	12.68%	$70,182	≥ 6.0%	$93,576	≥ 8.0%
Tier 1 capital (to average assets)	$148,308	12.12%	$48,937	≥ 4.0%	$61,171	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2020, we had outstanding loan commitments of $254.0 million and outstanding stand-by letters of credit of $672,000. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Pre-tax pre-provision earnings
Net income (GAAP)	$5,172	$3,709	$8,008	$10,387
Tax expense	1,299	1,049	1,793	2,612
Provision for loan losses	635	185	6,560	1,260
Adjusted net income (non-GAAP)	$7,106	$4,943	$16,361	$14,259

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net interest margin adjusted
Net interest income (GAAP)	$11,886	$9,996	$32,912	$29,229
Less: PPP fees recognized	644	—	1,235	—
Less: PPP interest income earned	432	—	772	—
Net interest income, excluding PPP income (non-GAAP)	10,810	9,996	30,905	29,229

Average interest earning assets (GAAP)	1,474,718	1,150,015	1,385,286	1,113,788
Less: average PPP loans	172,659	—	102,891	—
Average interest earning assets, excluding PPP (non-GAAP)	1,302,059	1,150,015	1,282,395	1,113,788
Net interest margin, excluding PPP (non-GAAP)	3.32%	3.48%	3.21%	3.50%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2020. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There’s been no significant effect or impact on internal controls over financial reporting with the Company’s transition to a remote/work from home environment.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2020, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

The COVID-19 pandemic and resulting economic conditions have adversely impacted our business and financial results and could have a more material adverse impact on our business, financial condition and results.

The COVID-19 pandemic has created, and could continue to create, significant disruption of the global economy and financial markets. Governments, businesses, and the public are taking actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, “stay at home” orders, cancellation of events and travel, closures of businesses and schools, fiscal stimulus, and legislation intended to provide monetary aid and other relief. While the scope, duration, and full effect of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period, or result in sustained economic stress or recession, many of the factors disclosed in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q.

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

Interest Rate Risk. Our net interest income, lending activities, deposits, investment portfolio, cash flows and profitability are and are likely to continue to be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. On March 15, 2020 the Federal Reserve lowered its target range for the federal funds rate to a range from 0 to 0.25 percent, and has since maintained that range, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices will likely cause a loss of future net interest income and a decrease in current fair market values of our investment portfolio and other assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The Company did not repurchase common shares during the three months ended September 30, 2020.

On October 22, 2020, the Company announced that the Board of Directors had authorized a new plan to repurchase up to $17.0 million of the Company’s outstanding common stock. The new stock repurchase program replaces the Company’s previous program. For additional information, see the Company’s Current Report on Form 8-K filed on October 22, 2020.

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

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: November 12, 2020	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)