Form 10-K
period 2020-12-31
MainStreet Bancshares, Inc.
filed 2021-03-23
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38817

MainStreet Bancshares, Inc.

(Exact name of Registrant as specified in its Charter)

Virginia	81-2871064
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10089 Fairfax Boulevard Fairfax, VA	22030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 481-4567

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MNSB	The Nasdaq Stock Market LLC
Depositary Shares (each representing a 1/40th interest in a share of 7.50% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock)	MNSBP	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market, was $104,561,424.

The number of shares of Registrant’s Common Stock outstanding as of March 18, 2021 was 7,544,532.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2021 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and such information is incorporated herein by this reference.

PART I

Item 1.  Business

As used herein, the “Company,” “we,” “our,” and “us” refer to MainStreet Bancshares, Inc., and the “Bank” refers to MainStreet Bank.

Overview

MainStreet Bancshares, Inc. is a commercial bank holding company that owns 100% of MainStreet Bank, a community bank focused on serving the borrowing, cash management and depository needs of small to medium-sized businesses, and professional practices and retail customers. We emphasize providing responsive and personalized services to our clients. Due to the consolidation of financial institutions in our primary market area, we believe there is a significant opportunity for a local bank to provide a full range of financial services. By offering highly professional, personalized banking products and service delivery methods and employing advanced banking technologies, we seek to distinguish ourselves from larger, regional banks operating in our market area and are able to compete effectively with other community banks.

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

We service Northern Virginia as well as the greater Washington, D.C. metropolitan area. Our goal is to deliver a customized and targeted mix of products and services that meets or exceeds customer expectations. To accomplish this goal, we have deployed a premium operating system that gives customers access to up-to-date banking technology. These systems and our skilled staff have allowed us to compete aggressively with larger financial institutions. We believe the combination of sophisticated technology and personal service sets us apart from our competition. We strive to be the leading community bank in our market.

We offer a full range of banking services to individuals, small to medium-sized businesses and professional service organizations through both traditional and electronic delivery. We were the first community bank in the Washington, D.C. metropolitan area to offer a full online business banking solution, including remote check scanners on a business customer’s desktop. We offer mobile banking apps for iPhones, iPads and Android devices that provide for remote deposit of checks. In addition, we were the first bank headquartered in the Commonwealth of Virginia to offer CDARS, the Certificate of Deposit Account Registry Service, an innovative deposit insurance solution that provides Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits up to $150 million. We believe that enhanced electronic delivery systems and technology increase profitability through greater productivity and cost control, and allow us to offer new and better products and services.

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

The Company’s executive offices are located at 10089 Fairfax Boulevard, Fairfax, Virginia. Our telephone number is (703) 481-4567, and our internet address is www.mstreetbank.com. The information contained on our website shall not be considered part of this Form 10-K, and the reference to our website does not constitute incorporation by reference of the information contained on the website.

Emerging Growth Company Status

We qualify as an “emerging growth company” under the JOBS Act and as defined in Section 2(a) of the Securities Act of 1933. For as long as we are an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies. See “Risk Factors—We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.”

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

In this Form 10-K we have elected to take advantage of the reduced disclosure requirements relating to executive compensation, and in the future we may take advantage of any or all of these exemptions for so long as we remain an emerging growth company. We will remain an emerging growth company until the earliest of (i) the end of the first fiscal year during which we have total annual gross revenues of $1.07 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial registered public offering of common equity securities, which will be in August 2024, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Nasdaq Listing

We were approved to list shares of our common stock on the Nasdaq Capital Market under our current symbol “MNSB” as of April 22, 2019. We were approved to list shares our of preferred stock on the Nasdaq Capital Market under the symbol “MNSBP” as of September 16, 2020.

MainStreet Bancshares, Inc.

MainStreet Bancshares Inc. is a bank holding company incorporated under the laws of the Commonwealth of Virginia whose principal activity is the ownership and management of MainStreet Bank.  The Company is authorized to issue 10,000,000 shares of common stock, par value $4.00 per share. Additionally, the Company is authorized to issue 2,000,000 shares of preferred stock, par value $1.00 per share. There are 7,443,842 shares of common stock outstanding and 28,750 shares of preferred stock outstanding at December 31, 2020.

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

Our Business

MainStreet Bank services Northern Virginia as well as the greater Washington, D.C. metropolitan area. The Bank’s strategy is to deliver a customized and targeted mix of products and services that meets or exceeds customer expectations. To accomplish this goal, the Bank has deployed a premium operating system that gives customers access to the most up-to-date banking technology. These unique systems and a highly skilled staff have allowed the Bank to compete aggressively with larger financial institutions. We believe the combination of sophisticated technology and personal service differentiates the Bank from its competition.

The Bank markets to individuals, small to medium-sized businesses and professionals. The Bank offers a full range of banking services through traditional and electronic delivery. Services include: basic business and consumer checking, premium interest-bearing checking, business account analysis, savings, certificates of deposit and other depository services, as well as a broad array of commercial, real estate and consumer loans. Internet account access is available for all personal and business accounts, internet bill payment services are available on most accounts, and a robust online cash management system is available for business customers. The Bank has expanded its mobile banking application to include mobile deposits.

As of December 31, 2020, MainStreet Bancshares, Inc. had total consolidated assets of $1.6 billion, total net loans of $1.3 billion, total deposits of $1.4 billion and total stockholders’ equity of $167.7 million, and total equity to total assets was 10.20%. For the years ended December 31, 2020 and 2019, our return on average assets was 1.05% and 1.19%, respectively, and our return on average equity was 10.54% and 10.79%, respectively.

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

We believe that our core lending and deposit business segments continue to perform well. For the fiscal years ended December 31, 2020  and December 31, 2019, our net charge-offs to average loans was 0.03% and 0.09%, respectively. As of December 31, 2020, we had approximately $150,000 non-performing loans and $1.3 million in non-performing assets which represented 0.08% of total assets.

Management believes that the Company is well positioned to build on its core performance to continue to grow profitably. Although we have successfully attracted new associates, providing depth and talent in key positions, additional employees and infrastructure are expected to be needed to manage the increasing customer relationships that would come with sustained growth.

We are a community-oriented financial institution. Our Bank offers a wide-range of commercial and consumer loan and deposit products, as well as mortgage services to individuals, and small and medium sized businesses in our market. We seek to be the provider of choice for financial solutions to customers who value exceptional personalized service, local decision making, and modern banking technology. Our business involves attracting deposits from local businesses and individual customers and using these deposits to originate commercial, mortgage, and consumer loans in our market area. We also invest in securities consisting primarily of obligations of U.S. government sponsored entities, municipal obligations, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae, and the subordinated debt of other financial institutions. The Company is the owner and beneficiary of bank owned life insurance (BOLI) policies on certain current and former Bank employees. These policies generate income and can be liquidated, if necessary, with associated tax costs.

The Federal Reserve and the Virginia State Corporation Commission, through its Bureau of Financial Institutions (the “Bureau”), regulate and monitor operations of the Company and the Bank. We are required to file with the FDIC quarterly financial condition and performance reports. The Federal Reserve and the Bureau conduct periodic onsite and offsite examinations. We must comply with a wide variety of reporting requirements and banking regulations. The laws and regulations governing us generally have been promulgated to protect depositors and the federal deposit insurance funds and not to protect shareholders. Additionally, we must bear the cost of compliance with the reporting and regulations; these costs can be significant and may have an effect on our financial performance.

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

According to the U.S. Census Bureau, the Washington, D.C. Metropolitan Statistical area (MSAs) includes three of the wealthiest counties in the United States, as well as six of the top 20 wealthiest counties. Median household income growth projections range from 6.5% to almost 9% through 2025. Overall, the Washington D.C. MSA ranks sixth out of the largest 25 MSAs ranked by population estimates as of 2019 and fourth in largest population growth by MSA through 2019 according to the Census Bureau. Population growth for our market area has grown exponentially over the previous decade and is expected to remain high. We expect our strategies to benefit from the continued growth in population and high income of our market area’s residents.

Area	Total Population as of 2020 (Actual)	Population Change 2010-2020	Projected Population Change 2020-2025	Median Household Income 2020	Median Household Income Projected Change 2020-225	Unemployment Rate as of June 2020	Unemployment Rate as of June 2019
District of Columbia	$717,717	19.28%	6.84%	$91,414	8.84%	9.0%	5.8%
Arlington County	241,828	16.47%	5.11%	129,368	8.57%	5.9%	2.0%
Fairfax County	1,150,877	6.39%	2.93%	128,955	6.65%	8.1%	2.4%
Loudoun County	426,954	36.71%	6.94%	149,148	8.37%	7.7%	2.4%
Prince William County	476,203	18.46%	5.43%	112,290	6.77%	9.2%	2.6%
United States	330,946,040	7.19%	2.91%	67,761	9.01%	11.2%	3.8%

Source: U.S. Bureau of Labor Statistics, S&P Global Market Intelligence

The Washington, D.C. MSA is a desirable market for a broad range of companies in a variety of industries, including eleven companies from the 2020 Fortune 500 list, and six of the United States’ largest 100 private companies, according to the 2020 Forbes list of largest private companies by revenue. According to the U.S Bureau of Labor Statistics, the Washington, D.C. MSA has a large and diversified economy. The following table provides an in-depth view of the distribution of employment within the Washington, D.C. MSA.

Washington, D.C. MSA Employment by Sector	Employment Sector by Percent
Mining, Lodging, and Construction	5.3%
Manufacturing	1.7%
Trade, Transportation, and Utilities	12.2%
Information	2.4%
Financial Activities	5.0%
Professional and Business Services	24.6%
Education and Health Services	13.0%
Leisure and Hospitality	7.9%
Other Services	6.5%
Government	21.4%

Source: U.S. Bureau of Labor Statistics, Data as of July 2020 Note: Data is not seasonally adjusted

As the home of the federal government, the broader Washington, D.C. region benefits from consistent population growth and remains well positioned to capitalize on any increase in government spending and infrastructure. Further, as banks in our market have experienced continued consolidation over the last few years, our opportunities to attract talented employees and capitalize on customer dislocation have improved. With its strong demographic characteristics, scale and robust economic activity we believe that the Washington, D.C. metropolitan area represents a strong geographic market for us to realize our continued growth strategies within our core business model.

The Company is active in community development activities that include support for affordable housing for low- or moderate-income (LMI) individuals, including multifamily rental housing, promoting economic development by financing small businesses or farms, revitalizing or stabilizing LMI geographies or designated disaster areas, and targeting support for community services to LMI individuals. The Company also makes qualified investments that target these initiatives within our geographic footprint. In addition, many of our employees and directors are involved in community activities as well as volunteer their time and expertise to local causes.

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

Community Banking Philosophy. We provide our clients with local decision making and individualized service coupled with products and services offered by our larger institutional competitors. As our business lenders, officers, and Bank directors are based in or reside in the communities we serve, we are able to maintain a high-level of involvement in local organizations and establish a strong understanding of the banking needs of the respective communities. We believe that our customer-centric business philosophy and sales approach enables us to build long-term relationships with desirable customers, which enhances the quality and stability of our funding and lending operations. Our mission and philosophy have positioned us well in the communities across our market area and have enabled us to attract and maintain a very talented and experienced management team.

Disciplined Credit Culture. We achieve our strong credit quality by adherence to sound underwriting and credit administration standards and by maintaining long-term customer relationships. All credit decisions between $250,000 and $750,000 require concurrence of a senior lender and the Bank’s Chief Credit Officer. Approvals of credits in excess of $750,000 require full consensus of the Officer’s Loan Committee. We maintain an independent loan review team, and senior management is actively involved with any credits requiring special attention.

Capital Position. The Bank exceeds the regulatory guidelines to be classified as “well capitalized.” Our capital position is strong and has consistently grown. At December 31, 2020, the Bank had a tier 1 leverage capital ratio of 10.78%, a common equity tier 1 risk-based capital ratio of 13.61%, a tier 1 risk-based capital ratio of 13.61%, and a total risk-based capital ratio of 14.60%. We believe that our capital position enhances our ability to grow organically because it enables the Bank to continue lending and to remain focused on our customers’ needs. For additional information, see Note 15 of Notes to Consolidated Financial Statements.

Technology. We have invested in the technology necessary to meet the developing demands of our commercial and retail customers. We utilize a strong core operating system that enables us to efficiently offer high-end deposit and loan products and have partnered with industry-leading internet banking, cash management, mobile banking, and application-based banking solutions to offer a complete banking experience to all customers, regardless of their preference. We participate in an international and nationwide automated teller machine network in order to offer our customers ATM transactions at over 55,000 locations in the United States, Canada, United Kingdom and Mexico.

Growth Opportunities. We believe that we can attract new customers and expand our total loans and deposits within our existing market areas through organic growth, online and mobile banking, strategic branching and possible acquisition opportunities. We expect our market will continue to create opportunities to attract new clients and, in some cases, may become the catalyst for mergers and acquisitions. We expect to grow our loan portfolio, open new branches and consider acquisitions only after rigorous due diligence and substantial quantitative analysis regarding the financial and capital impacts of any such transactions. We believe that maintaining our financial discipline will generate long-term shareholder value.

Lending Activities. The Bank’s primary market focus is on making loans to small businesses, professionals and other consumers in its local market area, along with various aspects of real estate finance. Owner-occupied and investment commercial real estate loans represent the largest segment’s of the Bank’s loan portfolio. The Bank’s primary lending activities are principally directed to its defined market area in Northern Virginia, as well as the greater Washington, D.C. metropolitan area.

We offer a diversified loan portfolio consisting primarily of commercial business and owner-occupied and investment commercial real estate loans with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while still providing high quality loan products for single-family and multi-family residential borrowers.

We stress test our loan portfolio on a quarterly basis and measure the results against our capital profile. We multiply the total outstanding amount for each loan category by the highest quarter historical loss for that category in order to determine the stressed loss for commercial business loans, residential real estate lending, owner-occupied commercial real estate lending and consumer instalment lending. We stress test our investor-owned commercial real estate using three separate methodologies. If a property fails more than one of the three tests, we extend the highest exposure amount and add on 10% for selling costs.

•	An immediate and sustained increase in interest rates, which would increase interest expense for the borrower;
•	An immediate and sustained increase in vacancy, which would decrease rental income; and
•	An immediate and sustained change in the capitalization rate, or “cap rate,” which would decrease properties’ collateral values.

We stress test the construction lending portfolio by applying exponential discounting (k factor) to each project based upon its percentage of completion. The project is stressed using the as-is and as-complete appraised values and assumes 10% selling costs.

The total estimated losses from the loan stress tests are subtracted from the capital account and the regulatory ratios are recalculated.  As of December 31, 2020, the post-stress capital ratios were all in excess of regulatory requirements.

Commercial Business Lending. Commercial loans are written for a variety of business purposes, including government contract receivables, plant and equipment, general working capital, contract administration and acquisition lending. Our client base is diverse, and we do not have a concentration of commercial business loans in any specific industry segment.

Commercial Real Estate Lending. We finance owner-occupied and investment commercial real estate. Our underwriting policies and processes focus on the client’s ability to repay the loan as well as assessment of the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate those risks by carefully underwriting loans of this type and by following appropriate loan-to-value standards. Commercial real estate loans represent the largest segment of the Bank’s loan portfolio. At December 31, 2020, approximately 11.4% of our loan portfolio related to owner occupied commercial real estate loans, and approximately 26.0% of our loan portfolio related to investment commercial real estate.

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

We also stress test the construction lending portfolio based upon the percentage completion method by stressing the as-is and as-completed appraised values. For further details, see stress test methodology under lending activities.

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

In addition to normal repayment risks, all loans in the Bank’s portfolio are subject to the state of the economy and the related effects on the borrower and/or the real estate market. Generally, longer-term loans have periodic interest rate adjustments and/or call provisions. Senior management monitors the loan portfolio closely minimize past due loans and swiftly address potential problem loans. In addition to the internal business processes employed in the credit administration area, the Bank engages an outside or independent credit review firm to review the loan portfolio annually. Results of the credit review are used to validate our internal loan ratings and to review independent commentary on specific loans and loan administration activities.

Lending Limit. As of December 31, 2020, our legal lending limit for loans to one borrower was approximately $26.9 million. The Bank “in-house” lending limit is 50% of the legal lending limit for all relationships unless the loan is owner occupied, 1 - 4 family/residential or a government contract line of credit.. If owner occupied, 1 - 4 family or a government contractor, the “in-house” lending limit is 90% of the legal lending limit for Good rated credits; 85% for Standard rated credits and 75% for Acceptable rated credits. Our loan policy prescribes a sub-limit to certain borrowers based upon our determination of each borrower’s credit quality. We routinely participate loan amounts in excess of our policy limits to other financial institutions.

For additional information, see Note 1 and Note 5 of Notes to Consolidated Financial Statements.

Investments and Funding. The Bank balances its liquidity needs based on loan and deposit growth through the investment portfolio and purchased funds. It is the Bank’s goal to provide adequate liquidity to support the loan growth of the Bank. In the event the Bank has excess liquidity, investment securities are used to generate additional income. In the event deposit growth does not fully support the Bank’s loan growth, the Bank will utilize deposit listing services, borrowed funds, or incorporate a combination of sales of investment securities, federal funds and other purchased/borrowed funds in order to augment the Bank’s funding position.

The current investment policy authorizes the Bank to invest in debt securities issued by the United States Government, agencies of the United States Government, or United States Government-sponsored enterprises. The policy permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. The investment policy also permits investments in federal funds and deposits in other insured institutions. In addition, management is authorized to invest in investment grade state and municipal obligations, private mortgage-backed securities, and the subordinated debt of other financial institutions. The Bank does not engage in any hedging or trading activities in its investment portfolio. The Company is also the owner and beneficiary of bank owned life insurance (BOLI) policies on certain current and former Bank employees. These policies generate income and can be liquidated, if necessary, with associated tax costs.

Generally accepted accounting principles require that, at the time of purchase, the Bank designate a security as “held-to-maturity,” “available-for-sale,” or “trading,” depending on our ability and intent to hold such security. Debt securities available for sale are reported at fair value, while debt securities held to maturity are reported at amortized cost. The Bank does not maintain a trading portfolio. Establishing a trading portfolio would require specific authorization by the Board of Directors.

The investment portfolio is actively managed and consists of investments classified as available-for-sale and held-to-maturity. Under the available-for sale classification, investment instruments may be sold as deemed appropriate by management. On a monthly basis, the investment portfolio is marked to market as required by ASC 320. Additionally, the investment portfolio is used to balance the Bank’s asset and liability position. The Bank invests in fixed rate or floating rate instruments as necessary to reduce interest rate risk exposure.

At December 31, 2020, the held-to-maturity portfolio, which is primarily composed of municipal securities and is carried at amortized cost, totaled $22.5 million. At that date, the available-for-sale portfolio, which is composed of U.S. Treasury securities, collateralized mortgage-backed securities, subordinated debt of other financial institutions and U.S. Government agency securities and is carried at fair value, totaled $147.4 million. For additional information, see Note 3 of Notes to Consolidated Financial Statements.

Subordinated Notes. On December 30, 2016, the Company completed the issuance and sale of $14.3 million in aggregate principal amount of fixed-to-floating rate subordinated notes in a private placement transaction to various accredited investors. During the first quarter of 2017, an additional $700 thousand of subordinated notes was issued for a total issuance of $15.0 million. The net proceeds of the offering supported growth and were used for other general business purposes. The notes have a maturity date of December 31, 2026 and have an annual fixed interest rate of 6.25% until December 31, 2021. Thereafter, the notes will have a floating interest rate based on three-month LIBOR rate plus 425 basis points (4.25%) (computed on the basis of a 360-day year of twelve 30-day months) from and including January 1, 2022 to the maturity date or any early redemption date. Interest will be paid semi-annually, in arrears, on July 1 and January 1 of each year during the time that the notes remain outstanding through the fixed interest rate period or earlier redemption date. Interest will be paid quarterly, in arrears, on April 1, July 1, October 1 and January 1 throughout the floating interest rate period or earlier redemption date. For additional discussion around the pending LIBOR transition, see “Risk Factors - Uncertainty about the future of the London InterBank Offered Rate (LIBOR) may adversely affect our business.”

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

We can also arrange for FDIC insurance for deposits up to $150 million through CDARS, the Certificate of Deposit Account Registry Service, which provides a convenient method for a depositor to enjoy full FDIC insurance on deposits up to $140 million through a single banking relationship.

For additional information on deposits, see Note 8 of Notes to Consolidated Financial Statements.

Payment Service Solutions.  Beginning in 2016, the Board and management identified an opportunity for alternative sources of low-cost deposits and fee income.  We determined that Financial Technology (“FinTech”) companies were making significant inroads into banking and we expanded our strategic plan to include banking customers that require Banking as a Service (BaaS) and other payment service solutions.

Bank management and the Board understand that businesses operating in this space require enhanced vetting and due diligence prior to boarding and thereafter, enhanced due diligence and risk monitoring (including independent risk auditing) on an ongoing basis throughout the life of the relationship.

Consistent with our culture, we worked over the past six years with a small group of clients in order to understand the risks associated with this business line.  We developed an infrastructure to identify, measure, monitor and control the risks associated with FinTechs, providing BaaS, and payment systems in general.  We designed and implemented comprehensive legal, strategic, procedural and policy documents to guide business opportunities.

We will continue to support the fintech industry. Consumers in the United States express more confidence banking with FinTechs than banks in many cases.  As a business-focused community bank, we see FinTechs as a natural way for us to expand our footprint into consumer banking opportunities.

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

Diversity and Inclusion

The Company has 126 full-time employees as of December 31, 2020. The Company’s goal is to always hire the most qualified individual. The Company is located in a diversely populated geography, and as a result, the Company has a very diverse workforce.

At the Board level, the Company has six independent directors. Two of the independent directors self-identify as female and one as an African American male. Three of the independent directors self-identify as white males.

Seventy-five percent of the Company’s 126 employees self-identify as either female or ethnically diverse (defined as all Equal Employment Opportunity Commission classifications other than white). The Company is proud to have three veterans on its team as well.

MainStreetBancshares, Inc.

Percentage Ethnic Diversity as of December 31, 2020

Independent Directors
CEO
President
Exec. Vice Pres
Sr. Vice Pres
Vice Pres
Branch Manager
Asst. Vice Pres
Non-Officer
All Employees
0%
25%
50%
75%
100%
Ethnically Diverse Male
Ethnically Diverse Female
White Female

The Company is focused on equal pay for equal work, and on developing all employees to reach their full potential. The Company realizes that hiring a diverse workforce that is representative of the diversity of the local population also allows us to better serve our marketplace.

Employee Age Diversity
Age Group	20 – 29	30 – 39	40 – 49	50 – 59	60 +
Number of Employees	13	34	33	34	12
Percentage of Total	10%	27%	26%	27%	10%

The age distribution of our employee base is also appropriately diversified.

The Company celebrates diversity throughout the year and fosters opportunities to learn about different cultures, religious practices, traits and differences.  The Company finds that doing so brings out the best in the team as we grow together to exceed customer expectations and create shareholder value.

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

The statutes, regulations and policies that govern our operations are under continuous review and are subject to amendment from time to time by Congress, the Virginia legislature and federal and state regulatory agencies. Any such future statutory or regulatory changes could adversely affect our operations and financial condition.

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

As a state-chartered bank that is a member of the Federal Reserve System, the Bank is subject to periodic examinations by the Bureau and by the Federal Reserve Bank of Richmond. In these examinations, the examiners assess compliance with state and federal banking regulations and the safety and soundness standards in such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and employee compensation and benefits.

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

The FDIC charges insured depository institutions assessments to maintain the Deposit Insurance Fund. Assessment rates for small institutions (those with less than $10 billion in assets) are based on an institution’s weighted average CAMELS component ratings and certain financial ratios and are applied to the institution’s assessment base, which equals its average total assets minus its average tangible equity. The FDIC’s current assessment rates (which are subject to certain adjustments) range from 3 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 6 to 30 basis points for those with a CAMELS composite score of 3, and 16 to 30 basis points for those with CAMELS Composite scores of 4 or 5.

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

Regulatory Capital Requirements.  The Federal Reserve has promulgated capital adequacy requirements for state-chartered Federal Reserve member banks. Effective January 1, 2015, the federal banking agencies’ capital rules were substantially revised to conform to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”. The Federal Reserve’s revised regulatory capital rule applies to all depository institutions as well as to all top-tier bank and savings and loan holding companies that are not subject to the Federal Reserve Board’s Small Bank Holding Company Policy Statement. The capital requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

The currently effective capital rule requires the maintenance of “Common Equity Tier 1” (“CET1”) capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The rule also establishes a minimum leverage ratio of at least 4% Tier 1 capital to average consolidated assets. In addition to the above minimum requirements, the capital rule limits capital distributions and certain discretionary bonus payments if a banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement effectively increases the minimum required risk-based capital ratios to 7% for CET1, 8.5% for Tier 1 capital and 10.5% for Total capital.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes and residual interests), are multiplied by a risk weight factor assigned by the capital regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to non-residential mortgage loans that are 90 days past due or otherwise on non-accrual status, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

Under applicable federal statute, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the statute establishes five capital categories: well- capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the implementing regulations, in order to be considered well-capitalized, a bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%. In order to be considered adequately capitalized, a bank must have the minimum capital ratios required by the regulatory capital rule described above. Institutions with lower capital ratios are assigned to lower capital categories.  Based on safety and soundness concerns, a bank may be assigned to a lower capital category than would otherwise apply based on its capital ratios. A bank that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits. A bank that is not at least adequately capitalized is subject to numerous additional restrictions, and a guaranty by its holding company is required. A bank with a ratio of tangible equity to total assets of 2.0% or less is subject to the appointment of the FDIC as receiver if its capital level does not improve within 90 days.

As of December 31, 2020, the Bank was in compliance with all regulatory capital standards and qualified as “well-capitalized.” See Note 15 of Notes to Consolidated Financial Statements.

The Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”), enacted in May 2018, introduced an optional simplified measure of capital adequacy for qualifying community banking organizations with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of tangible equity capital divided by average consolidated assets (“CBLR”) of between 8 and 10 percent in satisfaction of any other leverage or capital requirements to which such organizations are subject.

The federal banking regulators jointly issued a final rule, effective January 1, 2020, which provided that a community banking organization with less than $10 billion in assets may elect to use the CBLR capital framework so long as the bank has a Tier 1 leverage ratio of greater than 9% and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying bank that elects to use the CBLR framework will be deemed to satisfy the generally applicable leverage and risk-based regulatory capital requirements, will be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations, and will not be required to report or calculate risk-based capital. In accordance with the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the federal banking agencies issued a final rule in August 2020 to set the CBLR at 8% through the end of 2020. On January 1, 2021, the CBLR increased to 8.5% for the 2021 calendar year and, on January 1, 2022, the CBLR will return to 9%. The Bank has elected not to opt into the CBLR framework.

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

Other Consumer Protection Laws.  The Bank’s lending and deposit-taking operations are subject to numerous other federal and state laws designed to protect consumers. The Consumer Financial Protection Bureau (“CFPB”) issues regulations and standards under the federal consumer protection laws, which include, among others, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Electronic Fund Transfer Act, the Truth in Savings Act, the Fair Credit Reporting Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act’s prohibition on unfair, deceptive or abusive acts or practices. The Bank’s consumer financial products and services are subject to examination by the Federal Reserve for compliance with these and other CFPB regulations and standards.

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

Regulatory Capital Requirements. The federal regulatory capital rules apply to all depository institutions as well as to bank holding companies with consolidated assets of $3 billion or more. However, the regulatory capital requirements generally do not apply on a consolidated basis to a bank holding company with total consolidated assets of less than $3 billion unless the holding company: (1) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (2) conducts significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; or (3) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Federal Reserve may apply the regulatory capital standards at its discretion to any bank holding company, regardless of asset size, if such action is warranted for supervisory purposes.

Because the Company has total consolidated assets of less than $3 billion and does not engage in activities that would trigger application of the federal regulatory capital rules, it is not at present subject to consolidated capital requirements under the such rules.

Acquisitions.  Under the Bank Holding Company Act, we are required to obtain the prior approval of the Federal Reserve to acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank holding company or bank or merge or consolidate with another bank holding company. Federal law authorizes bank holding companies to make interstate acquisitions of banks without geographic limitation.

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

Incentive Compensation. Federal banking agencies have issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. In accordance with federal statute, the federal banking agencies prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions (generally institutions that have over $1 billion in assets) and are deemed to be excessive, or that may lead to material losses.

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

Source of Strength.  Under the Bank Holding Company Act, a bank holding company is required to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. Under this source of strength doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. The Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize its ability to commit resources to such subsidiary bank. A capital injection may be required at times when the holding company does not have the resources to provide it.

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

Federal Securities Law. The Company’s common stock is registered under Section 12(b) of the Exchange Act, and the Company is subject to the periodic reporting and other requirements of the SEC under Section 12(b) of the Exchange Act and SEC regulations.

Item 1A. Risk Factors

This section highlights the material risks that the Company currently faces. Any of the risks described below could materially adversely affect our business, financial condition, and results of operations.

Risks Related to Our Business

Pandemic Risks

Pandemic risks, such as the one we are currently experiencing due to COVID-19, can have an impact on every risk outlined in the paragraphs below. We have learned that pandemic risks can, in-and-of-themselves, cause serious national and even global financial and economic distress. The results of that financial distress and the associated health concerns can and will impact businesses as ongoing concerns, the health and well-being of a population, and the financial capabilities of consumers, businesses and government entities. Pandemic risks can and will impact our business and financial results.

The COVID-19 pandemic has created, and may continue to create, significant disruption of the global economy and financial markets. Governments, businesses, and the public are taking actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, “stay at home” orders, cancellation of events and travel, closures of businesses and schools, fiscal stimulus, and legislation intended to provide monetary aid and other relief. While the scope, duration, and full effect of COVID-19 continue to evolve and are not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.

Credit and Lending Risks

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

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including construction and residential and commercial mortgage loans. As of December 31, 2020, we had approximately $141.8 million of owner-occupied and $325.1 million of investment commercial real estate loans outstanding, which represented approximately 11.4% and 26.0%, respectively, of our loan portfolio as of December 31, 2020. As of that same date, we had approximately $324.9 million of construction real estate loans and $183.5 million of residential real estate loans, which represent 26.0% and 14.7% respectively.

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

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans, in which event we become exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including:

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

We focus our business development and marketing strategy primarily on small-to-midsized businesses. These businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small-to-midsized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small-to-midsized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, this, in turn, could have a material adverse effect on our business, financial condition and results of operations.

The borrowing needs of our customers may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2020, we had $219.4 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

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

There is no precise method of predicting the timing of loan losses. We can give no assurance that our allowance for loan losses is or will be sufficient to absorb actual loan losses. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s estimable and observable losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific impaired loans, trends in historical loss experience, delinquency trends, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo subsequent material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses.

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

The implementation of the Current Expected Credit Loss accounting standard could require the Company to increase its allowance for credit losses.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or “CECL.” This standard requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the incurred loss model. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The revised methodology required by ASU 2016-13, which will be effective for the Company in the fiscal year beginning after December 15, 2022, represents a significant change from existing GAAP and may result in material changes to the Company’s accounting for financial instruments. For most debt securities, the transition approach requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period the guidance is effective. For other-than-temporarily impaired debt securities, the guidance will be applied prospectively. The Company will record a one-time adjustment to its credit loss allowance, as of the beginning of the first quarter of 2023, equal to the difference between the amounts of its credit loss allowance under the incurred loss methodology and under CECL. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations. In anticipation of the implementation of CECL, the Company is working with a third party to compile data and develop an estimate using historical and qualitative data based on the requirements of ASU 2016-13.

A significant portion of our loan portfolio is unseasoned.

Since December 31, 2016, our loan portfolio has increased approximately 177.4%, from $464 million at December 31, 2016 to $1.3 billion at December 31, 2020. While we believe our underwriting standards are designed to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the recent origination of many of our loans.  As a result, it is difficult to determine whether these loans will become non-performing or delinquent, or whether we will hold non-performing or delinquent loans that may adversely affect our future performance.

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

Interest Rate Risks

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

In an attempt to help the overall economy, the Federal Reserve has kept interest rates low through its targeted Fed Funds rate. During 2020, the Federal Reserve decreased the targeted Fed Funds rate to 0 - 25 basis points. The Federal Reserve has indicated that further changes would be subject to economic conditions. As the Federal Reserve increases and decreases the targeted Fed Funds rate, overall interest rates will likely be impacted.

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

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to halt persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, LIBOR, as currently operated, may not continue after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, there is uncertainty as to what rate or rates may become accepted alternatives to LIBOR. One leading alternative rate, the Secured Overnight Financing Rate (SOFR) published by the Federal Reserve Bank of New York, is not directly comparable to LIBOR and cannot easily or simply be substituted for it in outstanding instruments. Key differences between the two are: SOFR is based on secured lending, while LIBOR is not; and SOFR is limited to overnight lending, while LIBOR encompasses several short-term maturity periods. It is impossible to predict the effect of any alternatives on the value of LIBOR-based securities and variable rate loans. Our primary exposures to LIBOR are in interest rate loan swaps on commercial loans and subordinated debt. The lack of a leading alternative to LIBOR means that LIBOR continues to be used in many new instruments. In addition, it is not known how a transition away from LIBOR, or to a new version of LIBOR, will impact our ability to use hedge accounting after 2021.

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

Liquidity Risk

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

Operational Risks

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

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior technologies compared to those that we will be able to provide, which could put us at a competitive disadvantage. Accordingly, we may lose customers seeking new technology-driven products and services to the extent we are unable to compete effectively.

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

We rely on vendors to support our operations. We also rely on vendors to provide part of our services we deliver to customers. While we have a vendor management program policy in place and believe we have selected our vendors appropriately, we cannot directly control their employees or their operating environments. A breach or failure of a chosen vendor could have a material impact on our operating environment.

Our services and technology solutions rely on the internet more and more. Computers connected to the internet are vulnerable to many types of threats by cyber criminals. Although none of these types of attacks have had a material impact on our business to date, we anticipate that the efforts to attack our systems, and those of our customers and vendors, will grow in complexity and volume. As such, we have developed an incident response plan to coordinate the efforts following the identification of an attack.

Failure to maintain a secure computing environment, stay up to date on security vulnerabilities or deploy adequate technologies to protect against attacks, may subject our information and systems to security breaches that could compromise confidential information and damage our reputation and business. We rely on industry-standard encryption and authentication security systems to provide the security required to protect our data. Periodically our systems are subjected to scans, exploitations and audits by a qualified independent third party to evaluate the effectiveness of our security controls and system configurations.

Cyber criminals may attempt to trick employees, customers or vendors through phishing schemes or other methods to disclose sensitive information. Employees receive annual security training and are periodically assessed through simulated attack tools to assist with behavior shaping and coaching against social engineering threats.

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

Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, core application processing, statement production and account analysis. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have an adverse effect on our business, financial condition and results of operations.

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

Strategic Risks

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

We cannot be certain as to our ability to manage increased levels of assets and liabilities without increased expenses and higher levels of nonperforming assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely affect earnings, shareholder returns, and our efficiency ratio. Increases in operating expenses or nonperforming assets may decrease our earnings and the value of the Company’s capital stock.

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

External and Market-Related Risks

Changes in general business, economic and political conditions, especially in Northern Virginia, could adversely affect our earnings.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. The substantial majority of our loans are to individuals and businesses in the Northern Virginia and Washington D.C metropolitan area. Consequently, significant declines in the economy in the Northern Virginia and Washington D.C. metropolitan area could have a materially adverse effect on our financial condition and results of operations.

Additionally, the emergence of widespread health emergencies or pandemics, such as coronavirus (“COVID-19”), could lead to quarantines, business shutdowns, increases in unemployment, labor shortages, disruptions to supply chains, and overall economic instability. Events such as these may become more common in the future and could cause significant damage such as disrupt power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, which could result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

If we do not adjust to rapid changes in the financial services industry, our financial performance may suffer.

We face substantial competition for customer relationships, as well as other sources of funding in the communities it serves. Competing providers include other banks, savings institutions and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, title companies, money market funds and other financial and nonfinancial companies which may offer products functionally equivalent to those offered by the Bank. Many competing providers have greater financial resources than we do and offer services within and outside the market areas we serve. In addition to this challenge of attracting and retaining customers for traditional banking services, our competitors include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that financial institutions have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If we are unable to adjust both to increased competition for traditional banking services and changing customer needs and preferences, our financial performance and your investment in our capital stock could be adversely affected.

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

Compliance and Regulatory Risks

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

In addition, the capital requirements implemented by the federal banking regulators under Basel III could, among other things, result in lower returns on invested capital, adversely affect our ability to pay dividends or repurchase shares, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Compliance with current or new capital requirements may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels.  Additional information, including the Bank’s compliance with applicable capital requirements at December 31, 2020, is provided in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Tax Cuts and Jobs Act may have an unanticipated impact on our business.

The Tax Cuts and Jobs Act (the “Act”), enacted in 2017, contains the most extensive amendments to the Internal Revenue Code in over 30 years. The primary change for the Company was the Act’s reduction of the federal corporate tax rate from a maximum of 35% to a flat 21%.  Among other sweeping changes for individual taxpayers, the Act doubles the standard deduction for individuals, limits the deductibility of state and local income, property and sales taxes by individuals to $10,000 per year, eliminates the deductibility of interest on home equity loans, and eliminates the deductibility of interest on new home mortgages in excess of $750,000 (down from $1.0 million previously). The Act also eliminates loss carrybacks and limits the deductibility of loss carryforwards to 80% of current-year taxable income. The Act allows 100% expensing for all non-real property capital expenditures for five years but limits the deductibility of net interest expense (interest expense minus interest income) to 30% of taxable income for businesses with average annual gross receipts of more than $25 million.

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

Risks Associated with Our Common Stock

The market price for the Company’s common stock price may be volatile.

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•	operating results that vary from the expectations of management, securities analysts and investors;
•	changes in expectations as to our future financial performance;
•	operating and stock price performance of companies that investors deem comparable to us;
•	future issuances of our common stock or other securities;
•	changes in general economic or business conditions;
•	changes in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;
•	proposed or adopted changes in laws, regulations or policies affecting us;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us; and
•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

There is not an active or consistent trading market in our common stock, and we cannot assure you that a more active or consistent trading market in the common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

Our common stock is subordinate to our existing and future preferred stock and to our subordinated notes..

The Company has outstanding preferred stock that is senior to the common stock and could adversely affect the ability of the Company to declare or pay dividends or distributions of common stock. In addition, the terms of the Company’s outstanding fixed-to-floating rate subordinated notes prohibit it from declaring or paying any dividends, or purchasing, acquiring, or making a liquidation payment with respect to, its capital stock, during an event of default under the subordinated note purchase agreement. Furthermore, if the Company experiences a material deterioration in its financial condition, liquidity, capital, results of operations or risk profile, the Company’s regulators may not permit it to make future payments on its preferred stock, thereby preventing the payment of dividends on the common stock.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. In this Form 10-K, we have elected to take advantage of the reduced disclosure requirements relating to executive compensation, and in the future we may take advantage of any or all of these exemptions for so long as we remain an emerging growth company. In addition to the relief described above, the JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected not to take advantage of this extended transition period, which means that the financial statements included in this Form 10-K, as well as any financial statements that we file in the future, will be subject to all new or revised accounting standards generally applicable to public companies.

We will cease to be an emerging growth company upon the earliest of: (i)the first fiscal year after our annual gross revenues are $1.07 billion or more; (i)the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (i)the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year, or five years after completing our initial public offering. Investors may find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

General Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, the net book value of our office properties was $9.5 million, and the net book value of our furniture, fixtures and equipment was $894,000. The following table sets forth information regarding our offices.

			Net Book Value
	Leased or	Year Acquired	of Real
Location	Owned	or Leased	Property
			(In thousands)
Headquarters:
10089 Fairfax Blvd.
Fairfax, VA 22030	Owned	2010	$5,628

Other Properties:
Herndon Branch
722 Elden Street	Leased	2004	—
Herndon, VA 20170

Fairfax Branch
4029 Chain Bridge Road	Leased	2006	—
Fairfax, VA 22030

McLean Branch
1354 Old Chain Bridge Road	Owned	2014	1,280
McLean, VA 22101

Clarendon Branch
1000 N. Highland Street	Owned	2009	549
Arlington, VA 22201

Leesburg Branch
307 E. Market Street	Owned	2017	2,076
Leesburg, VA 20176

Washington D.C. Branch
1130 Connecticut Avenue, N.W.	Leased	2019	—
Washington, D.C. 20036

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion. See Note 7 of Notes to the December 31, 2020, Consolidated Financial Statements, for additional disclosures related to the Company’s properties.

Item 3. Legal Proceedings

From time to time, we are a party to various litigation matters incidental to our ordinary conduct of our business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “MNSB.” At December 31, 2020, the Company had approximately 268 shareholders of record. This total does not reflect shares held in nominee or “street name” accounts through various firms.

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

Holders of the common stock are subject to priority dividend rights of any holders of preferred stock then outstanding. There were 28,750 shares of preferred stock outstanding at December 31, 2020.

A discussion of applicable regulatory restrictions on dividends by the Company and the Bank is provided in Item 1 (“Business”) under “Supervision, Regulation and Other Factors – Payment of Dividends.”

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance under equity compensation plans, the weighted average price of such securities and the number of securities remaining available for future issuance, as of December 31, 2020.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining and available for future issuance (2)
Plans approved by shareholders	161,435	$—	558,805
Plans not approved by shareholders	—	—	—
Total	161,435	$—	558,805

(1)	Restricted stock shares were not included when calculating the weighted-average exercise price.
(2)

Remaining shares available for issuance include 558,805 shares under the 2019 Equity Incentive Plan (“2019 Plan”). Shares remaining to be issued subsequent to December 31, 2020 under the 2019 Plan can be issued either as a restricted stock grant or upon exercise of stock options.

Unregistered Sales and Issuer Repurchases of Common Stock

Unregistered Sales of Common Stock

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

Repurchases of Common Stock

On September 18, 2019, the Board of Directors of the Company authorized a common stock repurchase program to repurchase up to $10.0 million of the Company’s common stock at the discretion of management. The Company did not repurchase any of its shares during the year ended December 31, 2019.

On October 22, 2020, the Company announced that the Board of Directors had authorized a new plan to repurchase up to $17.0 million of the Company’s outstanding common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The new stock repurchase program replaces the Company’s previous program. During the year ended December 31, 2020, the Company repurchased 895,785 shares. During the three months ended March 31, 2020, 60,000 shares of common stock were repurchased.

The following information provides details of the Company’s common stock repurchases for the three months ended December 31, 2020:

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	742,924	$15.20	742,924	$5,709,000
November 1, 2020 - November 30, 2020	92,861	$16.04	92,861	$4,220,000
Total	835,785	$15.29	835,785

Preferred Stock and Depositary Shares

On September 15, 2020, the Company closed its underwritten public offering of 1,000,000 depositary shares, each representing 1/40th of a share of 7.50% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”). On September 25, 2020, the Company completed the sale of an additional 150,000 depositary shares pursuant to the underwriters’ full exercise of their over-allotment option to purchase additional depositary shares.

Trading the depositary shares on the Nasdaq Capital Market commenced on September 16, 2020, under the symbol “MNSBP.”

On November 18, 2020, the Board of Directors declared an initial quarterly cash dividend on the outstanding shares of Series A Preferred Stock. The declared cash dividend was for the time period between the original issuance of the depositary shares on September 15, 2020, up to, but excluding, the first dividend payment date. The declared cash dividend equated to approximately $0.55 per depositary share, or $22.08 per share of Series A Preferred Stock outstanding. The cash dividend was payable on December 30, 2020, to shareholders of record as of the close of business on December 14, 2020.

On February 17, 2021, the Board of Directors declared a quarterly cash dividend on the outstanding shares of the Series A Preferred Stock. The declared cash dividend equated to approximately $0.47 per depositary share, or $18.75 per share of Series A Preferred Stock outstanding, The cash dividend is payable on March 30, 2021, to shareholders of record as of the close of business on March 15, 2021.

Item 6. Selected Financial Data

Selected Financial Data

The following table sets forth summarized historical consolidated financial information for each of the periods indicated. This information should be read together with Management's Discussion and Analysis of Financial Condition and Results of Operations below and with the accompanying consolidated financial statements included in this Form 10-K. The historical information indicated as of and for the years ended December 31, 2020, 2019 and 2018, has been derived from the Company's audited consolidated financial statements for the years ended December 31, 2020, 2019, and 2018. Historical results set forth below and elsewhere in this Form 10-K are not necessarily indicative of future performance.

	At December 31,
	2020	2019	2018
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,643,165	$1,277,358	$1,100,613
Total cash and cash equivalents	107,528	64,844	58,076
Total investment securities	169,934	116,705	82,157
Loans held for sale	57,006	—	—
Loans receivable, net	1,230,379	1,030,425	917,125
Bank-owned life insurance	25,341	24,562	14,064
Premises and equipment, net	14,289	14,153	14,222
Total deposits	1,438,246	1,071,623	920,137
FHLB advances and other borrowings	—	40,000	40,000
Subordinated debt	14,834	14,805	14,776
Total stockholders’ equity	167,665	137,034	121,251

	For the year ended December 31,
	2020	2019	2018
	(In thousands)
Selected Operating Data:
Interest income	$62,072	$58,813	$43,835
Interest expense	16,095	19,377	12,666

Net interest income	45,977	39,436	31,169
Provision for loan losses	3,610	1,618	3,126

Net interest income after provision for loan losses	42,367	37,818	28,043
Total non-interest income	7,493	4,862	3,239
Total non-interest expenses	30,300	25,376	19,979

Income before income taxes	19,560	17,304	11,303
Income tax expense	3,843	3,354	2,094

Net income	15,717	13,950	9,209
Less: Preferred stock dividends	635	—	—
Net income available to common shareholders	$15,082	$13,950	$9,209

Basic and diluted net income per common share (1)	$1.85	$1.69	$1.38

(1)	Per share amounts reflect the effect of a 5% stock dividend paid on April 30, 2018.

	At or For the Years Ended December 31,
	2020	2019	2018
Performance Ratios:
Return on average assets	1.05%	1.19%	0.97%
Return on average equity	10.54%	10.79%	10.38%
Interest rate spread	2.69%	2.88%	2.94%
Net interest margin	3.21%	3.50%	3.41%
Efficiency ratio	56.67%	57.28%	58.07%
Non-interest expense to average assets	2.02%	2.16%	2.11%
Average interest-earning assets to average interest-bearing liabilities	146.99%	136.14%	134.55%
Per share Data and Shares Outstanding
Earnings per common share (basic and diluted)	$1.85	$1.69	$1.38
Book value per common share	$18.86	$16.59	$14.83
Market value per common share	$16.91	$23.00	$17.06
Weighted average common shares (basic and diluted)	8,131,334	8,251,302	6,652,979
Common shares outstanding at end of period	7,443,842	8,260,259	8,177,978
Capital Ratios (Bank)
Common equity tier 1(CET1) capital to risk-weighted assets	13.61%	12.68%	12.90%
Total risk-based capital to risk-weighted assets	14.60%	13.50%	13.75%
Tier 1 capital to risk-weighted assets	13.61%	12.68%	12.90%
Tier 1 capital to average assets	10.78%	12.12%	12.41%
Asset Quality Ratios
Allowance for loan losses as a percentage of total loans	1.03%	0.92%	0.95%
Allowance for loan losses as a percentage of total loans, excluding PPP loans (1)	1.16%	0.92%	0.95%
Allowance for loan losses as a percentage of non-performing assets	9.68	7.94	4.53
Net charge-offs to average outstanding loans during the period	0.03%	0.09%	0.00%
Non-performing loans as a percentage of total loans	0.01%	—	0.21%
Non-performing assets as a percentage of total assets	0.08%	0.09%	0.18%
Other Data:
Common equity / total assets	8.54%	10.73%	11.02%
Total equity / total assets	10.20%	10.73%	11.02%
Average equity to average assets	9.96%	11.02%	9.35%
Number of offices	7	7	6
Number of full-time equivalent employees	126	126	110

(1)	Non-GAAP; refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section “Non-GAAP Measures” of this Form 10-K.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the years ended December 31, 2020 and 2019. The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Corporation. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements.

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

COVID-19 Pandemic

The effects of the COVID-19 pandemic and resulting economic conditions have impacted our business and financial results and could continue to impact our business and results of operations in a number of ways in the future, including without limitation in areas related to credit, collateral, customer demand, operations, interest rate risk, liquidity and litigation, as described in more detail below. The extent to which the Company’s business will continue to be negatively affected by the pandemic will depend on future developments, which are highly uncertain and cannot be reasonably predicted.

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

In an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”), a program established by the CARES Act to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. PPP loans are fully guaranteed by the Small Business Administration (“SBA”) and provide for full forgiveness of the loans during a specified forgiveness period that meet specific guidelines provided by the SBA. The deadline to apply for PPP loans was initially June 30, 2020 and was later extended to August 8, 2020; the Consolidated Appropriations Act of 2021 (the “CAA”), enacted in December 2020, reopened and expanded the PPP. Small businesses and other entities and individuals can apply for PPP loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.

PPP loans are subject to regulatory requirements that would require forbearance of loan payments for a specified time or that could limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, or if the borrower defaults and the SBA determines there is a deficiency in the manner in which any PPP loans were originated, funded or serviced by the Bank, we would be subject to repayment risk as well as the heightened risk of holding these loans at unfavorable interest rates as compared to loans that we would have otherwise made.

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

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) fair value of financial instruments, (3) income taxes, and (4) derivative financial instruments. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.

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

Derivative Financial Instruments: The Bank recognizes derivative financial instruments at fair value as either other assets or other liabilities in the consolidated balance sheet. The Bank’s derivative financial instruments include interest rate swaps with certain qualifying commercial loan customers and dealer counterparties. Because the interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The Bank’s interest rate swaps with loan customers and dealer counterparties are described more fully in Note 18 in the December 31, 2020, Consolidated Financial Statements.

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

Analysis of Results of Operations for the Years Ended December 31, 2020 and 2019

Net Income

The following table sets forth the principal components of net income for the periods indicated.

	For the Year Ended December 31,
	2020	2019	% Change
	(In thousands)
Interest income	$62,072	$58,813	5.54%
Interest expense	16,095	19,377	-16.94%
Net interest income	45,977	39,436	16.59%
Provision for loan losses	3,610	1,618	123.11%
Net interest income after provision	42,367	37,818	12.03%
Non-interest income	7,493	4,862	54.11%
Non-interest expense	30,300	25,376	19.40%
Net income before income taxes	19,560	17,304	13.04%
Income tax expense	3,843	3,354	14.58%
Net income	15,717	13,950	12.67%
Less: Preferred stock dividends	635	—	100.00%
Net income available to common shareholders	$15,082	$13,950	8.11%

Net income for the year ended December 31, 2020, was $15.7 million, an increase of $1.7 million, or 12.67% compared to $14.0 million earned during the year ended December 31, 2019. The increase in net income was due to $6.5 million of additional net interest income, primarily driven by increased volume of loans and decrease in interest rates on interest-bearing deposits. The increase in non-interest expenses was due to a $2.2 million increase in salaries and employee benefits and $2.0 million increase in the provision for loan losses.

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

Net interest income before provision for loan losses totaled $46.0 million for the year ended December 31, 2020, compared to $39.4 million for the year ended December 31, 2019. The increase in net interest income was driven by an increase in loan production and decrease in interest rates on interest-bearing deposits during the year for the year ended December 31, 2020.

The net interest margin was 3.21% for the year ended December 31, 2020, compared to 3.50% for the year ended December 31, 2019. The decrease in net interest margin primarily resulted from a decrease in average rates earned on our loan portfolio and investment in lower yielding securities. In addition, loans associated with the Paycheck Protection Program (“PPP”) carried a below market rate of 1.00%. This decrease was offset by decreasing rates on our cost of funds, primarily in wholesale deposits, money market deposits and other borrowings.

The yield for the year ended December 31, 2020 for the loan portfolio was 4.89% compared to 5.61% for the year ended December 31, 2019. The decrease primarily reflects the maturity of higher yielding loans and lower yields on new loans based on lower interest rates starting in the first half of the year. The Federal Reserve decreased its targeted benchmark interest rate to 0-25 basis points, which impacted yields obtained on new loans.

For the year ended December 31, 2020, the yield on the total investment securities portfolio was 2.63% compared to 3.09% for the year ended December 31, 2019. The decrease of 46 basis points was primarily due to rates on variable securities decreasing with the current rate environment and lower yields on investment securities purchased during the period.

The rate paid on interest bearing deposits decreased to 1.58% during the year ended December 31, 2020, from 2.25% during the year ended December 31, 2019. This decrease was a result of lower rates paid on all outstanding deposits in conjunction with the decreasing rate environment throughout the year.

The rate paid on FHLB borrowings for the year ended December 31, 2020 was 1.73% compared to 2.59% for the corresponding period in 2019. This decrease was primarily due to falling interest rates for these types of borrowings.

The following table sets forth the major components of net interest income and the related yields and rates for the year ended December 31, 2020, compared to the year ended December 31, 2019.

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

	For the Year Ended December 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,219,525	$59,634	4.89%	$984,014	$55,208	5.61%
Investment securities	76,414	2,007	2.63%	71,149	2,202	3.09%
Federal funds and interest-bearing deposits	135,688	431	0.32%	$72,643	1,403	1.93%
Total interest-earning assets	$1,431,627	$62,072	4.34%	1,127,806	$58,813	5.21%
Non-interest-earning assets	66,561			45,282
Total assets	$1,498,188			$1,173,088
Interest-bearing liabilities:
Interest-bearing demand deposits	$37,431	$317	0.85%	$56,675	$998	1.76%
Money market deposits	314,398	2,162	0.69%	129,606	2,379	1.84%
Savings and NOW deposits	66,028	221	0.33%	62,047	289	0.47%
Time deposits	535,116	12,322	2.30%	544,084	14,196	2.61%
Total interest-bearing deposits	$952,973	$15,022	1.58%	$792,412	$17,862	2.25%
Federal funds purchased	—	—	—	37	1	2.70%
Federal Home Loan Bank advances	6,189	107	1.73%	21,162	548	2.59%
Subordinated debt	14,820	966	6.52%	14,791	966	6.53%
Total interest-bearing liabilities	$973,982	$16,095	1.65%	$828,402	$19,377	2.34%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	375,046			215,405
Total liabilities	$1,349,028			$1,043,807
Stockholders’ Equity	149,160			129,281
Total liabilities and Stockholders’ equity	$1,498,188			$1,173,088
Net interest income		$45,977			$39,436
Interest rate spread (2)			2.69%			2.87%
Net interest-earning assets (3)	$457,645			$299,404
Net interest margin (4)			3.21%			3.50%
Net interest margin, excluding PPP loans(5)			3.21%			3.50%
Average interest-earning assets to average interest-bearing liabilities	146.99%			136.14%

(1)

Includes loans classified as non-accrual, average PPP balances of $116.7 million, average balances of loans held for sale and related interest income of approximately $1.2 million for the year ended December 31, 2020.

(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Non-GAAP; refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section “Non-GAAP Measures” of this Form 10-K.

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

	For the Twelve Months Ended
	December 31, 2020 and 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$12,105	$(7,679)	$4,426
Investment securities	153	(348)	(195)
Federal funds and interest-bearing deposits	698	(1,670)	(972)
Total interest-bearing assets	$12,956	$(9,697)	$3,259
Interest-bearing liabilities:
Interest-bearing demand deposits	$(270)	$(411)	$(681)
Money market deposit accounts	1,921	(2,138)	(217)
Savings and NOW deposits	19	(87)	(68)
Time deposits	(228)	(1,646)	(1,874)
Total deposits	$1,442	$(4,282)	$(2,840)
Federal funds purchased	(1)	—	(1)
Federal Home Loan Bank advances	(300)	(141)	(441)
Subordinated debt	1	(1)	—
Total interest-bearing liabilities	1,142	(4,424)	(3,282)
Change in net interest income	$11,814	$(5,273)	$6,541

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

The provision for loan losses increased to $3.6 million for the year ended December 31, 2020 from $1.6 million for the year ended December 31, 2019. The increase is primarily as a direct result of additional provisions added in response to the COVID-19 pandemic. In addition, loan originations increased $178.6 million, which totalled $230.8 million for the year ended December 31, 2019 compared to loan originations of $409.4 million for the year ended December 31, 2020. Loan originations included $173.1 million in PPP loans during the year ended December 31, 2020. Non-performing loans increased $149,000, from $0 at December 31, 2019 to $149,000 as of December 31, 2020. During the year ended December 31, 2020, substandard loans decreased $1.2 million for a balance of $2.1 million. During the year ended December 31, 2020, the watchlist increased $68.1 million, however this increase is attributable to only five relationships all of which are in the hospitality industry. Management does not believe any loss currently exists in these loans but due to the disproportionate impact COVID-19 has had on the hospitality industry, the Bank is managing these credits closely. During the year ended December 31, 2020, there were $1.9 million in charge-offs and recoveries of $1.5 million were received. During the year ended December 31, 2019, there were $929,000 in charge-offs recorded and recoveries received of $865,000.

Non-Interest Income

Our primary sources of non-interest income are service charges on deposit accounts, such as interchange fees and statement fees, income earned on bank owned life insurance, fees earned from executing interest rate swaps on commercial loans, and gains realized on the sale of the guaranteed portion of Small Business Administration (“SBA”) loans.

The following table presents, for the period indicated, the major categories of non-interest income:

	For the Year Ended December 31,
	2020	2019	% Change
	(In thousands)
Non-interest income
Deposit account service charges	$1,916	$1,668	14.87%
Bank owned life insurance income	779	498	56.43%
Loan swap fee income	3,510	989	254.90%
Net gain on available-for-sale securities	—	5	-100.00%
Net gain on sale of loans	33	566	-94.17%
Other fee income	1,255	1,136	10.48%
Total non-interest income	$7,493	$4,862	54.11%

Non-interest income increased $2.6 million, or 54.1%, to $7.5 million for the year ended December 31, 2020 from $4.9 million for the year ended December 31, 2019. The increase in non-interest income was primarily due to an increase in service fees on our business accounts and fees earned from executing interest rate swaps on commercial loans for the year ended December 31, 2020. The Bank has focused on expanding these areas and expects similar opportunities throughout 2021. Deposit account service fees increased $248,000 to $1.9 million for the year ended December 31, 2020 from $1.7 million for the year ended December 31, 2019 primarily as a result of an increased customer deposit portfolio and fee structure. Bank owned life insurance income increased $281,000 for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to additional policies purchased later in the prior year. Fees earned on interest rate swaps for commercial loans increased $2.5 million, or 255%, to $3.5 million for the year ended December 31, 2020 from $989,000 for the year ended December 31, 2019. This increase was purely related to the volume of interest rate swaps entered into during 2020.

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

	For the Year Ended December 31,
	2020	2019	% Change
	(In thousands)
Non-interest expense
Salaries and employee benefits	$17,937	$15,776	13.70%
Occupancy expenses	1,270	864	46.99%
Furniture and equipment expenses	2,128	1,728	23.15%
Advertising and marketing	1,003	906	10.71%
Outside services	959	863	11.12%
Administrative expenses	674	731	-7.80%
Franchise tax	1,370	1,229	11.47%
FDIC insurance	1,329	680	95.44%
Data processing	1,242	995	24.82%
Other real estate expenses, net	459	62	640.32%
Other operating expenses	1,887	1,542	22.37%
Total non-interest expense	$30,258	$25,376	19.24%

Non-interest expense increased $4.9 million or 19.4% to $30.3 million for the year ended December 31, 2020 from $25.4 million for the year ended December 31, 2019 primarily as a result of increases in salary and employee benefits of $2.1 million, FDIC insurance of $649,000 and other operating expenses of $776,000. Salaries and employee benefits expense increased by $2.1 million to $17.9 million for the year ended December 31, 2020 from $15.8 million for the year ended December 31, 2019 primarily as a result of increasing the salaries for our employees who were customer facing during the depth of the pandemic. It was important to support our employees who could not adhere to a work-from-home policy due to the unique nature of their job responsibilities. Other operating expenses increased $345,000, or 22.4%, to $1.9 million for the year ended December 31, 2020 from $1.5 million for the year ended December 31, 2019 due to increases in professional and consulting fees and fees related to investments in technology infrastructure. The Bank also revalued its other real estate owned portfolio which resulted in a writedown of $400,000. FDIC increased approximately $649,000 to $1.3 million for the year ended December 31, 2020 from $680,000 for the year ended December 31, 2019.

Income Tax Expense

Income tax expense increased $489,000, or 14.6%, to $3.8 million for the year ended December 31, 2020 from $3.4 million for the year ended December 31, 2019. The increase in federal income tax expense for the year ended December 31, 2020 compared to the same period a year ago was driven by the increase in income before income taxes of $2.3 million, or 13.0%, to $19.6 million as of December 31, 2020 compared to $17.3 million for the same period in the prior year. As a result of tax regulation, the Company has included assessments in income tax expense for state tax liabilities during 2020. For the year ended December 31, 2020, the Bank had an effective federal tax rate of 19.6%, compared to effective federal tax rate of 19.4% for the year ended December 31, 2019.

Comparison of Statements of Financial Condition at December 31, 2020 and at December 31, 2019

Total Assets

Total assets increased $365.8 million, or 28.6%, to $1.6 billion at December 31, 2020 from $1.3 billion at December 31, 2019. The increase was primarily the result of increases of $257.0 million in gross loans receivable, $53.2 million in available-for-sale securities, and $9.4 million in other assets.

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

Generally accepted accounting principles require that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent to hold such security. Debt securities available for sale are reported at fair value, while debt securities held to maturity are reported at amortized cost. We do not maintain a trading portfolio. Establishing a trading portfolio would require specific authorization by the Board of Directors.

The total investment securities portfolio, including both investment securities available for sale and investment securities held to maturity, was $169.9 million at December 31, 2020, an increase of $53.2 million compared with December 31, 2019. At December 31, 2020, the investment securities portfolio includes $147.4 million of investment securities available for sale and $22.5 million of investment securities held to maturity compared to $92.8 million of investment securities available for sale and $23.9 million of investment securities held to maturity at December 31, 2019.

During the year ended December 31, 2019, the Company sold seven securities in the available-for-sale investment portfolio. Of these seven, four were sold at a loss of $18,000 and three were sold at a gain of $23,000 for a net gain of $5,000. The Company did not sell any securities within the investment portfolio for the year ended December 31, 2020.

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

	December 31,
	2020		2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury Securities	$90,000	$90,000	$49,999	$49,998
Collateralized Mortgage Backed	24,743	24,896	17,659	17,673
Subordinated Debt	3,250	3,278	2,500	2,554
Municipal Securities	21,348	22,605	13,888	14,631
U.S Governmental Agencies	6,785	6,635	8,135	7,935
Total	$146,126	$147,414	$92,181	$92,791
Held-to-maturity:
Municipal securities	20,015	21,073	22,414	23,178
Subordinated Debt	2,505	2,505	1,500	1,500
Total	$22,520	$23,578	$23,914	$24,678

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2020, are summarized in the following table. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

			More than One Year		More than Five Years		More than
	One Year or Less		through Five Years		through Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury Securities	$90,000	0.02%	$—	—	$—	—	$—	—	$90,000	$90,000	0.02%
Collateralized Mortgage Securities	2	6.17%	—	—	—	—	24,741	1.44%	24,743	24,896	1.44%
Subordinated Debt	—	—	—	—	3,250	5.38%	—	—	3,250	3,278	5.38%
Municipal Securities	—	—	1,009	2.69%	—	—	20,339	2.97%	21,348	22,605	2.95%
U.S. Government Agencies	—	—	—	—	—	—	6,785	1.97%	6,785	6,635	1.97%

Total	$90,002	0.02%	$1,009	2.69%	$3,250	5.38%	$51,865	2.11%	$146,126	$147,414	2.31%

Securities held to maturity:
Municipal Securities	$—	—	$1,515	2.77%	$7,409	2.97%	$11,091	3.02%	$20,015	$21,073	2.99%
Subordinated Debt	—	—	1,500	5.83%	1,000	5.75%	5	—	2,505	2,505	5.79%

Total Securities	$—	—	$3,015	4.30%	$8,409	3.30%	$11,096	3.02%	$22,520	$23,578	3.30%

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

Average loans represented 85.2% of average interest-earning assets for the year ended December 31, 2020, compared to 87.3% for the year ended December 31, 2019. The following table presents the Company’s loan portfolio by portfolio segment at December 31, 2020 and December 31, 2019.

	At December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
Single family	$139,338	11.15%	$143,535	13.77%
Multifamily	42,300	3.39%	6,512	0.62%
Farmland	861	0.07%	801	0.08%
Commercial real estate:
Owner occupied	141,813	11.35%	134,116	12.87%
Non-owner occupied	326,117	26.10%	287,754	27.61%
Construction and land development	324,906	26.00%	272,620	26.16%
Commercial – non-real estate:
Commercial and industrial(1)	230,027	18.41%	121,225	11.63%
Consumer – non-real estate:
Unsecured	241	0.02%	599	0.06%
Secured	43,832	3.51%	74,984	7.20%
Total gross loans	1,249,435	100.00%	1,042,146	100.00%
Less: unearned fees	(6,178)		(2,118)
Less: unamortized discount on secured loans	(1)		(19)
Less: allowance for loan losses	(12,877)		(9,584)
Net loans	$1,230,379		$1,030,425

(1)	Includes PPP loan balances of $135.2 million as of December 31, 2020.

The consumer loans above include $241,000 and $599,000 of overdrafts reclassified as loans for the years ended December 31, 2020 and 2019, respectively.

The Bank held $57.0 million loans for sale at December 31, 2020 and $0 at December 31, 2019.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2020. Demand loans, having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	As of December 31, 2020
	Single-Family	Multi-Family	Farmland	Owner Occupied	Non-owner Occupied
	(In thousands)
Amounts due in:
One year or less	$23,545	$1,532	$—	$11,462	$45,344
After one year through two years	3,320	—	—	4,608	24,162
After two years through three years	6,197	914	687	836	33,141
After three years through five years	14,648	10,518	—	23,295	21,276
After five years through ten years	64,933	29,336	—	80,490	183,473
After ten years through fifteen years	1,738	—	174	14,195	18,643
After fifteen years	24,957	—	—	6,927	78
Total	$139,338	$42,300	$861	$141,813	$326,117

	Construction and Land Development	Commercial and Industrial	Consumer	Total
Amounts due in:	(In thousands)
One year or less	$166,750	$41,567	$1,094	$291,294
After one year through two years	32,344	135,993	6,113	206,540
After two years through three years	59	6,808	12,727	61,369
After three years through five years	29,272	14,109	20,921	134,039
After five years through ten years	73,888	25,754	3,218	461,092
After ten years through fifteen years	22,593	5,796	—	63,139
After fifteen years	—	—	—	31,962
Total	$324,906	$230,027	$44,073	$1,249,435

The following table sets forth our fixed and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2020.

	Due After December 31, 2020
	Fixed	Adjustable
	Rates	Rates	Total
	(In thousands)
Residential real estate:
Single family	$30,661	$108,677	$139,338
Multifamily	15,243	27,057	42,300
Farmland	861	—	861
Commercial real estate:
Owner occupied	42,807	99,006	141,813
Non-owner occupied	59,936	266,181	326,117
Construction and land development	29,781	295,125	324,906
Commercial – non-real estate:
Commercial and industrial	176,565	53,462	230,027
Consumer – non-real estate:
Unsecured	241	—	241
Secured	43,660	172	43,832
Totals	$399,755	$849,680	$1,249,435

The following table shows our loan originations, participations, purchases, sales and repayment activities for the periods indicated.

	Years Ended December 31,
	2020	2019
	(In thousands)
Total loans at beginning of year:	$1,042,146	$927,437
Loans originated:
Real estate loans:
Residential real estate:
Single family	45,993	32,906
Multifamily	28,149	0
Commercial real estate:
Owner occupied	17,581	28,079
Non-owner occupied	52,154	44,429
Construction and land development	118,241	85,940
Commercial – non-real estate:
Commercial and industrial	146,847	28,928
Consumer – non-real estate:
Unsecured	324	0
Secured	118	10,480
Total loans originated:	409,407	230,762

Loan principal repayments:
Principal repayments	144,750	114,846

Loans transferred to other real estate owned:
Transfers to other real estate owned	362	1,207

Loans transferred to loans held for sale:
Transfers to loans held for sale	57,006	—

Net loan activity	207,289	114,709

Total loans at the end of year	$1,249,435	$1,042,146

Loans, net of unearned income, totaled $1.2 billion at December 31, 2020, an increase of $207.3 million from December 31, 2019. The increase in total loans was primarily driven by growth in the overall loan portfolio, with significant increases in the commercial and industrial segment through the PPP program, as well as the construction portfolio. The Company reclassified approximately $57.0 million of commercial real estate loans to loans held for sale as part of its regulatory risk strategy.

Asset Quality

The Company’s asset quality remained strong during the year ended December 31, 2020. Nonperforming assets, which includes nonaccrual loans, accruing loans 90 days past due, accruing troubled debt restructured (“TDR”) loans 90 days past due, and other real estate owned totaled $1.2 million at December 31, 2020 and 2019.

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

Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section “COVID 19 Economic Impact ” of this Form 10-K for additional information on loan modifications during the year ended December 31, 2020.

As a percentage of total assets, nonperforming assets were 0.08% at December 31, 2020 compared with 0.09% at December 31, 2019. As of December 31, 2020, the Company had $149,000 in loans placed on nonaccrual status.

See Note 1, Organization, Basis of Presentation, and Impact of Recently Issued Accounting Pronouncements and Note 5, Allowance for Loan Losses, in Notes to Consolidated Financial Statements for further information on the Company’s credit grade categories, which are derived from standard regulatory rating definitions.

The following table summarizes asset quality information at December 31, 2020 and December 31, 2019.

	December 31,	December 31,
	2020	2019
	(Dollars in thousands)
Non-accrual loans:
Residential real estate
Single family	$149	$—
Total non-accrual loans	149	—
Total non-performing loans	149	—
Other real estate owned	1,180	1,207
Total non-performing assets	$1,329	$1,207
Accruing TDRs:
Residential real estate	$—	$1,482
Total accruing TDRs	$—	$1,482
Ratios:
Total non-performing loans to gross loans receivable	0.01%	0.00%
Total non-performing loans to total assets	0.01%	0.00%
Total non-performing assets to total assets	0.08%	0.09%
Total non-performing assets and accruing troubled debt restructured loans to total assets	0.08%	0.21%

Interest income that would have been recorded for the years ended December 31, 2020 and 2019 had non-accruing loans been current according to their original terms amounted to $45 and $0 respectively. We did not recognize any interest income for these loans for the years ended December 31, 2020 and 2019, respectively.

According to United States generally accepted accounting principles, restructuring a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The CARES Act states that from March 1, 2020, until the end of the year (unless the President terminates the COVID-19 emergency declaration sooner), financial institutions may elect to suspend the TDR accounting principles for loan modifications related to COVID-19. The Consolidated Appropriations Act of 2021, enacted in December 2020,  extended this relief to the earlier of January 1, 2022 or the first day of a bank’s fiscal year that begins after the national emergency ends.

The suspension applies during the modification.  A modification can be a forbearance agreement, a new repayment plan, interest rate modification, or any other arrangement that defers or delays the payment of principal or interest.  This provision applies only to loans that were current or less than 30 days past due on payments as of December 31, 2019.

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

As of December 31, 2020, there were no loans not disclosed in the above table, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Delinquent Loans. The following table sets forth our delinquent loans at December 31, 2020 and 2019.

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$139,189	$139,338	$149
Multifamily	—	—	—	—	42,300	42,300	—
Farmland	—	—	—	—	861	861	—
Commercial Real Estate:
Owner occupied	—	—	—	—	141,813	141,813	—
Non-owner occupied	—	—	—	—	326,117	326,117	—
Construction & Land Development	—	—	—	—	324,906	324,906	—
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	—	230,027	230,027	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	241	241	—
Secured	68	—	—	68	43,764	43,832	—
Total	$68	$—	$—	$68	$1,249,218	$1,249,435	$149

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$143,535	$143,535	$—
Multifamily	—	—	—	—	6,512	6,512	—
Farmland	—	—	—	—	801	801	—
Commercial Real Estate:
Owner occupied	—	150	—	150	133,966	134,116	—
Non-owner occupied	—	—	—	—	287,754	287,754	—
Construction & Land Development	—	—	—	—	272,620	272,620	—
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	—	121,225	121,225	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	599	599	—
Secured	124	—	—	124	74,860	74,984	—
Total	$124	$150	$—	$274	$1,041,872	$1,042,146	$—

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

On the basis of this review of our assets, our classified and special mention assets, at the dates indicated were as follows.

	December 31, 2020
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$137,937	$—	$738	$663	$—	$139,338
Multifamily	42,300	—	—	—	—	42,300
Farmland	861	—	—	—	—	861
Commercial Real Estate:
Owner occupied	136,257	5,556	—	—	—	141,813
Non-owner occupied	265,578	59,453	—	1,086	—	326,117
Construction & Land Development	322,149	2,757	—	—	—	324,906
Commercial – Non Real Estate:
Commercial & industrial	225,012	4,059	591	365	—	230,027
Consumer – Non Real Estate:
Unsecured	241	—	—	—	—	241
Secured	43,832	—	—	—	—	43,832
Total	$1,174,167	$71,825	$1,329	$2,114	$—	$1,249,435

	December 31, 2019
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$143,019	$—	$—	$516	$—	$143,535
Multifamily	6,512	—	—	—	—	6,512
Farmland	801	—	—	—	—	801
Commercial Real Estate:
Owner occupied	133,966	—	—	150	—	134,116
Non-owner occupied	287,754	—	—	—	—	287,754
Construction & Land Development	272,620	—	—	—	—	272,620
Commercial – Non Real Estate:
Commercial & industrial	109,106	3,772	5,685	2,662	—	121,225
Consumer – Non Real Estate:
Unsecured	599	—	—	—	—	599
Secured	74,984	—	—	—	—	74,984
Total	$1,029,361	$3,772	$5,685	$3,328	$—	$1,042,146

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Year Ended December 31,	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of year	$9,584	$8,831
Charge-offs:
Commercial real estate	(1)	(733)
Commercial industrial	(1,792)	(98)
Consumer	(60)	(98)
Total charge-offs	(1,853)	(929)
Recoveries:
Residential real estate	2	58
Commercial real estate	—	1
Commercial and industrial	1,526	5
Consumer	8	—
Total recoveries	1,536	64
Net charge-offs	(317)	(865)
Provision for loan losses	3,610	1,618
Balance at end of period	$12,877	$9,584
Ratios:
Net charge offs to average loans outstanding (annualized)	0.03%	0.09%
Allowance for loan losses to non-performing loans at end of period	8642.28%	N/A
Allowance for loan losses to gross loans at end of period	1.03%	0.92%

At December 31, 2020, our allowance for loan losses represented 1.03 % of total loans and had no non-performing loans. The allowance for loan losses increased to $12.9 million at December 31, 2020 from $9.6 million at December 31, 2019 primarily as a direct result of adding a general qualitative factor to the allowance for loan losses in response to the COVID-19 pandemic, as well as provision expense on newly originated loans. There were $317,000 and $865,000 in net loan charge-offs during the years ended December 31, 2020 and December 31, 2019, respectively.

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

	At December 31,
	2020			2019
(Dollars in thousands)	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Residential Real Estate:
Single family	$1,019	7.91%	11.15%	$980	10.23%	13.77%
Multifamily	203	1.58%	3.39%	45	0.47%	0.62%
Farmland	1	0.01%	0.07%	5	0.05%	0.08%
Commercial Real Estate:
Owner occupied	1,878	14.58%	11.35%	1,352	14.11%	12.87%
Non-owner occupied	4,674	36.30%	26.10%	2,902	30.28%	27.61%
Construction and Land Development	3,326	25.83%	26.00%	2,180	22.75%	26.16%
Commercial – Non Real Estate:
Commercial and industrial(1)	1,405	10.91%	18.41%	1,552	16.19%	11.63%
Consumer – Non Real Estate:
Unsecured	11	0.09%	0.02%	4	0.04%	0.06%
Secured	360	2.80%	3.51%	564	5.88%	7.10%

Total	$12,877	100.0%	100.0%	$9,584	100.0%	100.0%
(1)	No allowance assigned to PPP loans due to SBA guarantee

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

The following tables summarize key elements of the Banks’s derivative instruments as of the dates indicated.

December 31, 2020
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$210,314	38	$12,152	—	$15,120
Matched interest rate swap with counterparty	$210,314	38	—	$12,152	$15,120

December 31, 2019
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$71,860	12	$4,039	—	$6,400
Matched interest rate swap with counterparty	$71,860	12	—	$4,039	$6,400

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

Total deposits increased by $309.7 million from December 31, 2019 to December 31, 2020. Brokered deposits, which are included in the table below, totaled $279.9 million and $236.9 million at December 31, 2020 and December 31, 2019, respectively. The following table presents the Company’s average deposits segregated by major category for the year ended December 31, 2020:

	At December 31,
	2020			2019
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Interest-bearing demand	$37,431	2.86%	0.85%	$56,675	5.69%	1.76%
Money market	314,398	24.06%	0.69%	$129,606	13.00%	1.84%
Savings and NOW	66,028	5.05%	0.33%	$62,047	6.22%	0.47%
Time deposits	535,116	40.96%	2.30%	$544,084	54.58%	2.61%
Interest-bearing deposits	952,973	72.94%	1.58%	792,412	79.49%	2.25%

Non-interest bearing demand	353,591	27.06%		204,500	20.51%

Total deposits	$1,306,564	100.00%	1.15%	$996,912	100.00%	1.79%

The overall increase in total deposits was primarily driven by an increase in non-interest bearing demand deposits and money market deposits largely due to balances related to the PPP initiative. The increase was partially offset by a decrease in interest bearing demand deposits and time deposits. Certificates and other time deposits decreased from December 31, 2020 compared to December 31, 2019 primarily as a result of decreasing our wholesale deposits.

At December 31, 2020, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was approximately $219.0 million. The following table sets forth the maturity of these certificates as of December 31, 2020.

December 31, 2020
(In thousands)
Maturity period:
Three months or less	$20,228
Over three through twelve months	55,664
Over twelve months through three years	101,304
Over three years	41,788

Total	$218,984

The following table sets forth all of our time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2020	2019
	(In thousands)
Interest Rate Range:
0.01 – 0.99%	$156,499	$809
1.00 – 1.99%	61,188	83,577
2.00 – 2.99%	247,456	434,808
3.00 and greater	31,600	41,663
Total	$496,743	$560,857

The following table sets forth by interest rate ranges information concerning the maturities of our certificates of deposit as of December 31, 2020.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate Range:
0.01 – 0.99%	$115,457	$6,430	$5,540	$29,072	$156,499	31.51%
1.00 – 1.99%	42,731	16,255	1,420	782	61,188	12.32%
2.00 – 2.99%	103,162	58,439	44,493	41,362	247,456	49.82%
3.00 and greater	11,458	4,963	13,284	1,895	31,600	6.36%
Total	$272,808	$86,087	$64,737	$73,111	$496,743	100.00%

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

At December 31, 2020 and 2019, we were permitted to borrow up to an aggregate total of $407.7 million and $308.4 million, respectively, from the Federal Home Loan Bank of Richmond. There were Federal Home Loan Bank borrowings outstanding of $0 at December 31, 2020 and $40.0 million at December 31, 2019. Additionally, we had credit availability of $104.0 million with correspondent banks for short-term liquidity needs, if necessary. No borrowings were outstanding at December 31, 2020 and 2019, under this facility.

The following table shows certain information regarding Federal Home Loan Bank advances at or for the dates indicated:

	For the Years Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at end of period	$—	$40,000
Average balance during the period	$6,189	$21,162
Weighted average interest rate at end of period	—	1.98%
Weighted average interest rate during the period	1.73%	2.59%

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

Stockholders’ Equity

Total stockholders’ equity at December 31, 2020 was $167.7 million, an increase of $30.6 million compared to December 31, 2019. Stockholders' equity increased $15.1 million due to net income and $27.3 million due to a preferred stock issuance during the period. These increases were offset by common share repurchases of approximately $13.8 million. In addition, accumulated other comprehensive income increased $554,000, primarily as a result of a increase in the fair value of investment debt securities available for sale.

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

The asset portion of the balance sheet provides liquidity primarily through unencumbered debt securities available for sale, loan principal and interest payments, maturities and prepayments of investment securities held to maturity and, to a lesser extent, sales of investment debt securities available for sale. Other short-term investments such as federal funds sold and maturing interest- bearing deposits with other banks, are additional sources of liquidity.

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

The Board of Director and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2020.
We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2020, cash and cash equivalents totaled $107.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $147.4 million at December 31, 2020.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $16.9 million and $16.7 million for the twelve months ended December 31, 2020 and December 31, 2019, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $313.8 million and $161.4 million for the twelve months ended December 31, 2020 and December 31, 2019, respectively. During the twelve months ended December 31, 2019, the Company realized gains on sale of available-for-sale debt securities of $5,000. There were no sales of available-for-sale debt securities in 2020. Net cash provided by financing activities was $339.5 million and $151.5 million for the twelve months ended December 31, 2020 and 2019, respectively, which consisted primarily of increases in interest bearing deposits of $117.8 million and $248.8 million offset by net repayments of $40.0 million from the Federal Home Loan Bank for the twelve months ended December 31, 2020. There were no net repayments from the Federal Home Loan Bank for the same period in 2019.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2020, totaled $272.8 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds in the normal course of business, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.

Off Balance Sheet Arrangements

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. The following table presents information about the Company's commitments at December 31, 2020.

Commitments
December 31, 2020
(In Thousands)
Commitments to extend credit	$219,414
Standby and commercial letters of credit	1,062
Total	$220,476

On March 9, 2021, the Bank signed a lease commitment for a new operations center.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2020 and 2019 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2020, the Company and the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2020 and 2019, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Common Equity Tier 1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual regulatory capital amounts and ratios as of December 31, 2020 and 2019 are presented in the table below.

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total capital (to risk-weighted assets)	$189,534	14.60%	$103,872	≥ 8.0%	$129,840	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$176,657	13.61%	$58,428	≥ 4.5%	$103,872	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$176,657	13.61%	$77,904	≥ 6.0%	$103,872	≥ 8.0%
Tier 1 capital (to average assets)	$176,657	10.78%	$65,557	≥ 4.0%	$81,946	≥ 5.0%
As of December 31, 2019
Total capital (to risk-weighted assets)	$157,892	13.50%	$93,576	≥ 8.0%	$116,970	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$148,308	12.68%	$52,636	≥ 4.5%	$93,576	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$148,308	12.68%	$70,182	≥ 6.0%	$93,576	≥ 8.0%
Tier 1 capital (to average assets)	$148,308	12.12%	$48,937	≥ 4.0%	$61,171	≥ 5.0%

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

There were 42 borrowers representing 7.4% of total loans outstanding who would ultimately participate in Phase 2.  While still a concentration, only 60% of the hotels requested additional payment deferrals for Phase 2.  As of December 31, 2020, all previously reported borrowers with payment deferrals are scheduled to be back to making monthly payments.

The Bank is currently participating in the additional round of the Paycheck Protection Program for eligible borrowers.

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

The Main Street New Loan Facility (MSNLF), the Main Street Priority Loan Facility (MSPLF), and the Main Street Expanded Loan Facility (MSELF).

Non-GAAP Measures

In reporting the results of December 31, 2019, the Company has provided supplemental performance measures on an operating basis. These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company uses the non-GAAP measures discussed herein in its analysis of the Company’s performance.

Net interest margin excluding PPP loans, which is used in computing net interest margin, provides valuable additional insight into the net interest margin and the impact the Paycheck Protection Program has had on our financial metrics. The entire PPP adjustment is attributable to the interest received on PPP loans, which is lower than normal market rates, and fees recognized on PPP loans that are amortized ratably over the life of the loan.

The Company believes that Allowance for loan losses, excluding PPP to total loans is a meaningful supplement to GAAP financial measures and useful to investors because it measures the reserves placed aside to absorb possible credit losses inherent in the loan portfolio. PPP loans are backed by the full faith of the SBA and as such, we have not set aside reserves for this segment of the loan portfolio.

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31,

	For the year ended December 31,
(Dollars in thousands)	2020	2019	2018
Paycheck Protection Program adjustment impact
Loans held for investment (GAAP)	$1,249,435	$1,042,146	$927,437
Less: PPP loans	135,180	—	—
Loans held for investment, excluding PPP (non-GAAP)	1,114,255	1,042,146	927,437

Average loans held for investment (GAAP)	$1,219,525	$984,014	$795,130
Less: Average PPP loans	116,690	—	—
Average loans held for investment, excluding PPP (non-GAAP)	1,102,835	984,014	795,130

Net interest margin adjustment
Net interest income (GAAP)	$45,977	$39,436	$31,170
Less: PPP fees recognized	2,598	—	—
Less: PPP interest income earned	1,167	—	—
Net interest income, excluding PPP income (non-GAAP)	42,212	39,436	31,170

Average interest earning assets (GAAP)	$1,431,627	$1,127,806	$913,885
Less: average PPP loans	116,690	—	—
Average interest earning assets, excluding PPP (non-GAAP)	1,314,937	1,127,806	913,885
Net interest margin (GAAP)	3.21%	3.50%	3.41%
Net interest margin, excluding PPP (non-GAAP)	3.21%	3.50%	3.41%

Allowance for loan losses, adjusted
Allowance for loan losses (GAAP)	$12,877	$9,584	$8,831
Total gross loans (GAAP)	1,249,435	1,042,146	927,437
Less: PPP loans	135,180	—	—
Total gross loans, excluding PPP loans (non-GAAP)	1,114,255	1,042,146	927,437
Allowance for loan losses to total loans, excluding PPP (non-GAAP)	1.16%	0.92%	0.95%

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

The table below sets forth, as of December 31, 2020, the calculation of the estimated changes in our net interest income that would result from changes in market interest rates over one year if we take no action from our current plan..

Basis Point Change in	Net Interest Income	Year 1 Change
Interest Rates	Year 1 Forecast	From Level
(Dollars in thousands)
+400	$32,947	52.13%
+300	$30,496	40.81%
+200	$27,198	25.58%
+100	$24,155	11.53%
Level	$21,658	—
-100	$20,761	-4.14%
-200	$19,400	-10.42%

Economic Value of Equity (“EVE”).  We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2020.

		Estimated Increase		EVE as a Percentage of Fair
		(Decrease) EVE		Value of Assets(3)
Basis Point					Increase
Change in	Estimated			EVE	(Decrease)
Interest Rates(1)	EVE(2)	Amount	Percent	Ratio(4)	Basis Points
(Dollars in thousands)
+400	$201,437	$43,017	27.15%	33.06%	315
+300	$195,988	$37,567	23.71%	27.87%	266
+200	$186,031	$27,611	17.43%	20.07%	191
+100	$174,005	$15,584	9.84%	11.06%	105
Level	$158,420	$—	—	—
-200	$141,980	$(16,441)	(10.38)%	(11.55)%	(110)
-100	$140,750	$(17,671)	(11.15)%	(13.37)%	(127)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less fair value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts.

(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

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

Management believes the most significant potential impact of inflation on financial results is a direct result of the Company’s ability to manage the impact of changes in interest rates. Management attempts to maintain a balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing interest rates and is one of many factors considered in determining the Company’s interest rate positioning. The Company is asset sensitive as of December 31, 2020. Refer to the Net Interest Income Sensitivity table for additional details on the Company’s interest rate sensitivity.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

MainStreet Bancshares, Inc.

Fairfax, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of MainStreet Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Winchester, Virginia

March 23, 2021

Item 8 – Financial Statements and Supplementary Data

Consolidated Financial Statements

Consolidated Statements of Financial Condition as of December 31, 2020 and December 31, 2019 (Dollars in thousands, except per share data)

	At December 31, 2020	At December 31, 2019
Assets
Cash and due from banks	$75,935	$53,376
Federal funds sold	31,593	11,468
Cash and cash equivalents	107,528	64,844
Investment securities available-for-sale, at fair value	147,414	92,791
Investment securities held-to-maturity	22,520	23,914
Restricted securities, at cost	4,616	6,157
Loans held for sale	57,006	—
Loans, net of allowance for loan losses of $12,877 and $9,584, respectively	1,230,379	1,030,425
Premises and equipment, net	14,289	14,153
Other real estate owned, net	1,180	1,207
Accrued interest and other receivables	9,604	5,420
Bank owned life insurance	25,341	24,562
Other assets	23,288	13,885
Total Assets	$1,643,165	$1,277,358
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$370,497	$252,707
Interest bearing demand deposits	70,307	53,707
Savings and NOW deposits	74,099	63,015
Money market deposits	426,600	141,337
Time deposits	496,743	560,857
Total deposits	1,438,246	1,071,623
Federal Home Loan Bank advances	—	40,000
Subordinated debt, net	14,834	14,805
Other liabilities	22,420	13,896
Total Liabilities	1,475,500	1,140,324
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized non-cumulative perpetual; 28,750 issued and outstanding as of December 31, 2020 and no shares issued and outstanding as of December 31, 2019	27,263	—
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 7,443,842 shares (including 161,435 nonvested shares) for December 31, 2020 and 8,260,259 shares (including 160,961 nonvested shares) for December 31, 2019	29,130	32,397
Capital surplus	66,116	75,117
Retained earnings	44,179	29,097
Accumulated other comprehensive income	977	423
Total Stockholders’ Equity	167,665	137,034
Total Liabilities and Stockholders’ Equity	$1,643,165	$1,277,358

See Notes to the Consolidated Financial Statements

Consolidated Statements of Income for the Years Ended December 31, 2020 and 2019 (Dollars in thousands, except per share data).

	For the Year Ended December 31,
	2020	2019
Interest Income
Interest and fees on loans	$59,634	$55,208
Interest on investments securities	2,007	2,202
Interest on federal funds sold	431	1,403
Total Interest Income	62,072	58,813
Interest Expense
Interest on interest bearing DDA deposits	317	998
Interest on savings and NOW deposits	221	289
Interest on money market deposits	2,162	2,379
Interest on time deposits	12,322	14,196
Interest on federal fund purchases	—	1
Interest on Federal Home Loan Bank advances	107	548
Interest on subordinated debt	966	966
Total Interest Expense	16,095	19,377
Net interest income	45,977	39,436
Provision for Loan Losses	3,610	1,618
Net interest income after provision for loan losses	42,367	37,818
Non-Interest Income
Deposit account service charges	1,916	1,668
Bank owned life insurance income	779	498
Loan swap fee income	3,510	989
Net gain on available-for-sale securities	—	5
Net gain on sale of loans	33	566
Other fee income	1,213	1,136
Total Non-Interest Income	7,451	4,862
Non-Interest Expense
Salaries and employee benefits	17,937	15,776
Furniture and equipment expenses	2,128	1,728
Advertising and marketing	1,003	906
Occupancy expenses	1,270	864
Outside services	959	863
Franchise tax	1,370	1,229
FDIC insurance	1,329	680
Data processing	1,242	995
Administrative expenses	674	731
Other real estate expenses, net	459	62
Other operating expenses	1,887	1,542
Total Non-Interest Expense	30,258	25,376
Income before income taxes	19,560	17,304
Income Tax Expense	3,843	3,354
Net Income	$15,717	$13,950
Preferred stock dividends	635	—
Net Income per common share	$15,082	$13,950
Net Income per common share:
Basic	$1.85	$1.69
Diluted	$1.85	$1.69

See Notes to the Consolidated Financial Statements

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020 and 2019 (Dollars in thousands)

	For the Year Ended December 31,
	2020	2019
Comprehensive Income, net of taxes
Net Income	$15,717	$13,950
Other comprehensive income, net of tax:
Unrealized gains on available for sale securities arising during the period (net of tax, $145 and $206, respectively)	533	772
Less: reclassification adjustment for securities gains included in net income (net of tax, $0 and ($1), respectively)	—	(4)
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $5 and $6, respectively)	21	22
Other comprehensive income	554	790
Comprehensive Income	$16,271	$14,740

See Notes to the Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020 and 2019 (Dollars in thousands).

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2018	$32,176	$74,256	$15,186	$(367)	$121,251
Vesting of restricted stock	221	(221)	—	—	—
Stock based compensation expense	—	1,043	—	—	1,043
Net income	—	—	13,950	—	13,950
Other changes related to restricted stock awards	—	39	(39)	—	—
Other comprehensive income	—	—	—	790	790
Balance, December 31, 2019	$32,397	$75,117	$29,097	$423	$137,034
					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2019	$—	$32,397	$75,117	$29,097	$423	$137,034
Preferred stock issued, net	27,263	—	—	—	—	27,263
Vesting of restricted stock	—	316	(316)	—	—	—
Stock based compensation expense	—	—	1,529	—	—	1,529
Common stock repurchased	—	(3,583)	(10,214)	—	—	(13,797)
Dividends on preferred stock	—	—	—	(635)	—	(635)
Net income	—	—	—	15,717	—	15,717
Other comprehensive income	—	—	—	—	554	554
Balance, December 31, 2020	$27,263	$29,130	$66,116	$44,179	$977	$167,665

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows (Dollars in thousands)

Year Ended December 31,	2020	2019
Cash Flows from Operating Activities
Net income	$15,717	$13,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	1,746	1,593
Amortization of right-of-use assets	390	236
Deferred income tax benefit	(1,752)	(462)
Writedown of other real estate owned	432	—
Gain on valuation of other real estate owned	(43)	—
Provision for loan losses	3,610	1,618
Stock based compensation expense	1,529	1,043
Income from bank owned life insurance	(779)	(498)
Subordinated debt amortization expense	29	29
Gain on disposal of premises and equipment	(36)	(67)
Gain on sale of available-for-sale securities	—	(5)
Change in:
Accrued interest receivable and other receivables	(4,184)	(250)
Other assets	(8,167)	(9,942)
Other liabilities	8,524	9,447
Net cash provided by operating activities	17,016	16,692
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	8,931	4,831
Maturities, sales, called, refunded	235,000	134,844
Purchases	(298,352)	(175,894)
Activity in held-to-maturity securities:
Purchases	(1,005)	—
Maturities, called, refunded	2,260	2,110
Purchases of restricted investment in bank stock	(1,222)	(5,109)
Redemption of restricted investment in bank stock	2,763	4,846
Net increase in loan portfolio	(260,932)	(116,125)
Purchases of bank owned life insurance	—	(10,000)
Proceeds from sale of premises and equipment	53	77
Purchases of premises and equipment	(1,282)	(990)
Net cash used in investing activities	(313,786)	(161,410)
Cash Flows from Financing Activities
Net increase in non-interest deposits	117,790	40,958
Net increase in interest bearing demand, savings, and time deposits	248,833	110,528
Net decrease in Federal Home Loan Bank advances and other borrowings	(40,000)	—
Issuance of preferred stock, net	27,263	—
Cash dividends paid on preferred stock	(635)	—
Repurchase of common stock	(13,797)	—
Net cash provided by financing activities	339,454	151,486
Increase in Cash and Cash Equivalents	42,684	6,768
Cash and Cash Equivalents, beginning of period	64,844	58,076
Cash and Cash Equivalents, end of period	$107,528	$64,844
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$16,587	$19,498
Cash paid during the period for income taxes	$4,618	$4,159
Right of use assets obtained in exchange for new operating lease liabilities	$—	$6,693
Transfers from loans to other real estate owned	$362	$1,207
Transfers from loans receivable to loans held for sale, at carrying value	$57,006	$—
Net unrealized gain on securities available-for-sale	$678	$967

See Notes to the Consolidated Financial Statements

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

Investment securities – The Bank’s investment debt securities are classified as either held to maturity, available for sale or trading. At December 31, 2020 and December 31, 2019, the Bank held approximately $22.5 million and $23.9 million, respectively, in securities classified as held to maturity. The Bank held no securities classified as trading.

Debt securities which are not classified as held to maturity or trading are classified as securities available for sale. Debt securities available for sale are reported at fair value. Any unrealized gain or loss, net of applicable income taxes, is reported as a separate addition to or reduction from stockholders’ equity. Gains and losses arising from the sale of debt securities available for sale are recognized based on the specific identification method on a trade-date basis and included in results of operations.

Debt securities held to maturity includes securities purchased with the ability and positive intent to hold to maturity. Debt securities are stated at historical cost adjusted for amortization of premiums and accretion of discount. Any investment security, for which there has been a value impairment deemed by management to be other than temporary, is written down to its estimated fair value with a charge to current operations.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining whether other-than-temporary impairment exists, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Bank intends to sell the security, whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and whether the Bank expects to recover the security’s entire amortized cost basis. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Restricted equity securities consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $3.3 million and $1.1 million respectively, as of December 31, 2020, compared to $3.3 million and $2.7 million, respectively, as of December 31, 2019. Restricted equity securities also consisted of $126,800 in Community Bankers Bank stock at December 31, 2020 and December 31, 2019. This restricted stock is recorded at cost because its ownership is restricted and it lacks a market for resale. The Bank is required to maintain Federal Reserve Bank stock at a level of 6% of capital and surplus. The FHLB requires the Bank to maintain stock, at a minimum, in an amount equal to 4.5% of outstanding borrowings and 0.20% of total assets. When evaluating restricted stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Bank does not consider these investments to be impaired at December 31, 2020 or December 31, 2019 and no previous impairment has been recognized.

Loans held for sale - Loans intended for sale are recorded at the lower aggregate cost or fair value as of the balance sheet date. Gains and losses on loan sales are determined by the specific-identification method.

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

Troubled Debt Restructuring (TDR) occurs when the Bank agrees to modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Bank evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Bank concludes that the borrower is able to continue making such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may be eligible to be removed from TDR status in periods subsequent to the restructuring depending on the performance of the loan. As of December 31, 2020, and December 31, 2019, the Bank had approximately zero and $1.5 million of loans classified as TDR, respectively. At December 31, 2019, TDR loans consisted of one loan.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2020, and December 31, 2019, there were no such liabilities recorded.

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

Earnings per common share – Net income per common share has been determined under the provisions of FASB ASC 260, “Earnings Per Share” and has been computed based on the weighted average common shares outstanding during the year ended December 31, (8,131,334 for 2020 and 8,251,302 for 2019). Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The only potential dilutive stock of the Bank as defined in FASB ASC 260 would be stock options granted to various directors, officers, and employees of the Bank. There were no such options outstanding at December 31, 2020 or December 31, 2019. Restricted stock is included in the computation of basic earnings per share as the holder is entitled to full benefits of a stockholder during the vesting period.

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

Risks and uncertainties - The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfil their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Revenue Recognition

Most revenue associated with the Company’s financial instruments, including interest income and gains/losses on investment securities, derivatives and sales of financial instruments are outside the scope of ASC Topic 606. The Company’s services that fall within the scope of ASC Topic 606 are presented within noninterest income and are recognized as revenue. A description of the primary revenue streams accounted for under ASC Topic 606 follows:

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

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has inventoried its exposure to instruments that include a reference to LIBOR and have included amendments to transition to an appropriate comparable rate. The Company has also discontinued using LIBOR as a primary rate reference. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

On March 12, 2020, the SEC finalized amendments to its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. The rule change revises the definition of “accelerated filers” to exclude entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company has not historically nor currently meet the standard of “accelerated filer” or “large accelerated filer.”  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Non-accelerated filers also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers.  While the Company does not meet the requirements requiring an opinion on ICRF in its annual report, it has total assets exceeding $1.0 billion, and remains subject to FDICIA, which requires an auditor attestation concerning internal controls over financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Bank/Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Developments

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. Certain disclosure requirements in Topic 820 were also removed or modified. ASU 2018-13 was effective for the Company on January 1, 2020.

In March 2020 (Revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In August 2020, a joint statement on additional loan modifications was issued. Among other things, the Interagency Statement addresses accounting and regulatory reporting considerations for loan modifications, including those accounted for under Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.  The CARES Act  was signed into law on March 27, 2020 to help support individuals and businesses through loans, grants, tax changes and other types of relief.  The most significant impacts of the Act related to accounting for loan modifications and establishment of the Paycheck Protection Program (“PPP”). On December 21, 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed. The CAA extends or modifies many of the relief programs first created by the CARES Act, including the PPP and treatment of certain loan modifications related to the COVID-19 pandemic. This interagency guidance is expected to have a material impact on the Company’s ability to provide relief to our borrowers; however, this impact cannot be quantified at this time.

Note 2. Restrictions on Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $0 and $17.1 million as of December 31, 2020 and December 31, 2019, respectively.

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

Note 3. Investment Securities

Investment securities available-for-sale was comprised of the following:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$90,000	$—	$—	$90,000
Collateralized Mortgage Backed	24,743	282	(129)	24,896
Subordinated Debt	3,250	29	(1)	3,278
Municipal Securities	21,348	1,257	—	22,605
U.S. Governmental Agencies	6,785	—	(150)	6,635
Total	$146,126	$1,568	$(280)	$147,414

Investment securities held-to-maturity was comprised of the following:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$20,015	$1,058	$—	$21,073
Subordinated Debt	2,505	—	—	2,505
Total	$22,520	$1,058	$—	$23,578

Investment securities available-for-sale was comprised of the following:

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$49,999	$—	$(1)	$49,998
Collateralized Mortgage Backed	17,659	82	(68)	17,673
Subordinated Debt	2,500	55	(1)	2,554
Municipal Securities	13,888	743	—	14,631
U.S. Governmental Agencies	8,135	—	(200)	7,935
Total	$92,181	$880	$(270)	$92,791

Investment securities held-to-maturity was comprised of the following:

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$22,414	$766	$(2)	$23,178
Subordinated Debt	1,500	—	—	1,500
Total	$23,914	$766	$(2)	$24,678

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 2020 were as follows:

	December 31, 2020
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$90,002	$90,002	$—	$—
Due from one to five years	1,009	1,033	3,015	3,059
Due from after five to ten years	3,250	3,279	8,409	8,855
Due after ten years	51,865	53,100	11,096	11,664
Total	$146,126	$147,414	$22,520	$23,578

Securities with a fair value of $269,075 and $267,899 at December 31, 2020 and December 31, 2019, respectively, were pledged to secure FHLB advances.

There were seven securities sold from the available-for-sale portfolio during the year ended December 31, 2019. There were no sales for the same period in 2020.

The following tables summarize the fair value and unrealized losses at December 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$14,971	$(129)	$—	$—	$14,971	$(129)
Subordinated Debt	749	(1)	—	—	749	(1)
U.S Governmental Agencies	—	—	6,785	(150)	6,785	(150)
Total	$15,720	$(130)	$6,785	$(150)	$22,505	$(280)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury Securities	$49,998	$(1)	$—	$—	$49,998	$(1)
Collateralized Mortgage Backed	6,223	(67)	834	(1)	7,057	(68)
Municipal Securities	499	(1)	—	—	499	(1)
U.S Government Agencies	—	—	7,857	(200)	7,857	(200)
Total	$56,720	$(69)	$8,691	$(201)	$65,411	$(270)
Held-to-maturity:
Municipal Securities	$537	$(2)	$—	$—	$537	$(2)
Total	$537	$(2)	$—	$—	$537	$(2)

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

At December 31, 2020, there were two collateralized mortgage backed securities with fair values totaling $15.0 million, one municipal security with a fair value of $1.0 million and two subordinated debt securities with fair values of $749,000 considered temporarily impaired and in an unrealized loss position of less than 12 months. At December 31, 2020, there were nine U.S. government agencies with fair values totaling approximately $6.6 million that were in an unrealized loss position of more than 12 months. The Bank does not consider any of the securities in the available for sale portfolio to be other-than-temporarily impaired at December 31, 2020 and December 31, 2019. There were seven securities sold during 2019; four were sold at a loss of $18,000 and three were sold at gain of $23,000 for a net gain of $5,000, and no securities were sold in 2020.

All municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at December 31, 2020 and December 31, 2019 was $54,836 and $81,076, respectively.

Note 4. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Residential Real Estate:
Single family	$139,338	$143,535
Multifamily	43,332	6,512
Farmland	861	801
Commercial Real Estate:
Owner-occupied	141,813	134,116
Non-owner occupied	325,085	287,754
Construction and Land Development	324,906	272,620
Commercial – Non Real-Estate:
Commercial & industrial	230,027	121,225
Consumer – Non Real Estate:
Unsecured	241	599
Secured	43,832	74,984
Total Gross Loans	1,249,435	1,042,146
Less: unearned fees	(6,178)	(2,118)
Less: unamortized discount on consumer secured loans	(1)	(19)
Less: allowance for loan losses	(12,877)	(9,584)
Net Loans	$1,230,379	$1,030,425

The unsecured consumer loans above include $241,064 and $599,009 of overdrafts reclassified as loans for the years ended December 31, 2020 and December 31, 2019, respectively.

The Bank held $57.0 in commercial real estate loans for sale at December 31, 2020. There were no loans held for sale at December 31, 2019.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2020 and December 31, 2019:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Residential Real Estate:
Single Family	$149	$—
Total	$149	$—

The following tables present the segments of the loan portfolio summarized by aging categories as of December 31, 2020 and December 31, 2019:

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$139,189	$139,338	$149
Multifamily	—	—	—	—	42,300	42,300	—
Farmland	—	—	—	—	861	861	—
Commercial Real Estate:
Owner occupied	—	—	—	—	141,813	141,813	—
Non-owner occupied	—	—	—	—	326,117	326,117	—
Construction & Land Development	—	—	—	—	324,906	324,906	—
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	—	230,027	230,027	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	241	241	—
Secured	68	—	—	68	43,764	43,832	—
Total	$68	$—	$—	$68	$1,249,218	$1,249,435	$149

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$143,535	$143,535	$—
Multifamily	—	—	—	—	6,512	6,512	—
Farmland	—	—	—	—	801	801	—
Commercial Real Estate:
Owner occupied	—	150	—	150	133,966	134,116	—
Non-owner occupied	—	—	—	—	287,754	287,754	—
Construction & Land Development	—	—	—	—	272,620	272,620	—
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	—	121,225	121,225	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	599	599	—
Secured	124	—	—	124	74,860	74,984	—
Total	$124	$150	$—	$274	$1,041,872	$1,042,146	$—

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

As of December 31, 2020, and December 31, 2019, the Company had TDRs totalling $0 and $1.5 million, respectively. At December 31, 2019 the Company had one TDR which is performing in compliance with the restructured terms and on accrual status. During the twelve months ended December 31, 2020, the Company modified, at current market rates, the loan that was previously identified as a TDR. No other additional modifications occurred to TDR loans during the twelve months ended December 31, 2020. No additional loan commitments were outstanding to these borrowers at December 31, 2020 and December 31, 2019.

The following table details the Company’s TDRs that are on accrual status and non-accrual status at December 31, 2019:

	As of December 31, 2019
(Dollars in thousands)	Number Of Loans	Accrual Status	Non- Accrual Status	Total TDRs
Residential Real Estate	1	$1,482	$—	$1,482
Total	1	$1,482	$-	$1,482

No loans were modified under the terms of a TDR during the years ended December 31, 2020 and 2019, and there were no loans modified as TDR’s that subsequently defaulted during the years ended December 31, 2020 and 2019 that were modified as TDR’s within the twelve months prior to default.

Note 5. Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses by loan class for the twelve months ended December 31, 2020 and 2019:

Allowance for Credit Losses By Portfolio Segment

For the twelve months ended December 31, 2020

	Real Estate
	Residential	Commercial	Construction	Consumer	Commercial	Total
Beginning Balance	$1,030	$4,254	$2,180	$568	$1,552	$9,584
Charge-offs	—	(1)	—	(60)	(1,792)	(1,853)
Recoveries	2	—	—	8	1,526	1,536
Provision	191	2,299	1,146	(145)	119	3,610
Ending Balance	$1,223	$6,552	$3,326	$371	$1,405	$12,877
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,223	$6,552	$3,326	$371	$1,405	$12,877

Allowance for Credit Losses By Portfolio Segment

For the twelve months ended December 31, 2019

	Real Estate
	Residential	Commercial	Construction	Consumer	Commercial	Total
Beginning Balance	$1,019	$4,299	$1,468	$827	$1,218	$8,831
Charge-offs	—	(733)	—	(98)	(98)	(929)
Recoveries	58	1	—	5	$—	64
Provision	(47)	687	712	(166)	432	1,618
Ending Balance	$1,030	$4,254	$2,180	$568	$1,552	$9,584
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,030	$4,254	$2,180	$568	$1,552	$9,584

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

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of December 31, 2020 and December 31, 2019:

December 31, 2020
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$182,499	$301	$182,198
Commercial Real Estate	467,930	1,088	$466,842
Construction and Land Development	324,906	—	$324,906
Commercial & Industrial(1)	230,027	58	$229,969
Consumer	44,073	—	$44,073
Total	$1,249,435	$1,447	$1,247,988
(1)	No allowance assigned to the $135.2 in PPP loans due to SBA guarantee

December 31, 2019
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$150,848	$1,482	$149,366
Commercial Real Estate	421,870	—	421,870
Construction and Land Development	272,620	—	272,620
Commercial & Industrial	121,225	—	121,225
Consumer	75,583	—	75,583
Total	$1,042,146	$1,482	$1,040,664

The following table summarizes information in regard to impaired loans by loan portfolio class as of December 31, 2020 and December 31, 2019:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$301	$301	$—	$1,482	$1,482	$—
Commercial Real Estate:
Non-Owner Occupied	1,088	1,088	—	—	—	—
Commercial & Industrial	58	58	—	—	—	—
Total	$1,447	$1,447	$—	$1,482	$1,482	$—

The following table presents additional information regarding the impaired loans for the years ended December 31, 2020 and 2019.

	Years Ended
	December 31, 2020		December 31, 2019
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$304	$16	$1,495	$60
Commercial Real Estate:
Non-Owner Occupied	1,097	97	—	—
Commercial & Industrial	64	10	—	—
Total	$1,465	$123	$1,495	$60

No additional funds are committed to be advanced in connection with impaired loans. There were no nonaccrual loans at December 31, 2020 and December 31, 2019 excluded from the impaired loan disclosure.

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

The following tables summarize the aggregate Pass and criticized categories of Watch, Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of December 31, 2020 and December 31, 2019:

	December 31, 2020
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$137,937	$—	$738	$663	$—	$139,338
Multifamily	43,332	—	—	—	—	43,332
Farmland	861	—	—	—	—	861
Commercial Real Estate:
Owner occupied	136,257	5,556	—	—	—	141,813
Non-owner occupied	264,546	59,453	—	1,086	—	325,085
Construction & Land Development	322,149	2,757	—	—	—	324,906
Commercial – Non Real Estate:
Commercial & industrial	225,012	4,059	591	365	—	230,027
Consumer – Non Real Estate:
Unsecured	241	—	—	—	—	241
Secured	43,832	—	—	—	—	43,832
Total	$1,174,167	$71,825	$1,329	$2,114	$—	$1,249,435

	December 31, 2019
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$143,019	$—	$—	$516	$—	$143,535
Multifamily	6,512	—	—	—	—	6,512
Farmland	801	—	—	—	—	801
Commercial Real Estate:
Owner occupied	133,966	—	—	150	—	134,116
Non-owner occupied	287,754	—	—	—	—	287,754
Construction & Land Development	272,620	—	—	—	—	272,620
Commercial – Non Real Estate:
Commercial & industrial	109,106	3,772	5,685	2,662	—	121,225
Consumer – Non Real Estate:
Unsecured	599	—	—	—	—	599
Secured	74,984	—	—	—	—	74,984
Total	$1,029,361	$3,772	$5,685	$3,328	$—	$1,042,146

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

The aggregate amount of such loans outstanding at December 31, 2020 was approximately $787,429 compared to $998,469 at December 31, 2019. During 2020, new loans and line of credit advances to such related parties was approximately $146,025 compared to $211,630 during 2019.  Repayments on loans to directors and officers were $357,065 and $288,320 during 2020 and 2019, respectively. The Bank maintains deposit accounts with some of its executive officers, directors and their affiliated entities.  Such deposit accounts at December 31, 2020 and December 31, 2019 amounted to approximately $1.4 million and $1.4 million, respectively.

Note 7. Premises and Equipment

Premises and equipment are summarized as follows at December 31:

(Dollars in thousands)	2020	2019
Cost
Building	$12,765	$12,347
Land	2,856	2,856
Leasehold improvements	996	148
Furniture, fixtures and equipment	2,741	2,509
Computer software and equipment	1,165	1,144
	20,523	19,004
Less accumulated depreciation	(6,261)	(5,218)
Construction in progress	27	367
Premises and equipment, net	$14,289	$14,153

Depreciation and amortization charged to operations were $1.1 million and $1.0 million during the years ended December 31, 2020 and December 31, 2019, respectively.

Note 8. Deposits

Time deposits in denominations of $250,000 or more totaled approximately $219.0 million and $217.2 million at December 31, 2020 and 2019, respectively.

At December 31, 2020, maturities of time deposits are as follows:

(Dollars in thousands)	Year ended December 31,
2021	$270,794
2022	88,279
2023	64,907
2024	52,845
Thereafter	19,918
Total	$496,743

Brokered deposits, as defined by the FDIC, totaled approximately $279.5 million and $236.9 million at December 31, 2020 and December 31, 2019, respectively.

Note 9. Borrowed Funds

The Bank also has a credit availability agreement with the FHLB based on a percentage of total assets.  As of December 31, 2020, the credit availability with FHLB is approximately $407.6 million.  This credit availability agreement provides the Bank with access to a myriad of advance products offered by the FHLB.  The rate of interest charged is based on market conditions. At December 31, 2020, there were commercial real estate, residential 1-4 and multi-family loans totaling $444.3 million were used to collateralize FHLB advances.  There was one security pledged as collateral to secure FHLB advances for the amount of $269,075 at December 31, 2020.

The Bank did not have any FHLB advances at December 31, 2020.

The average balance on FHLB advances for the years ended December 31, 2020 and December 31, 2019 was approximately $6.2 million and $21.2 million, respectively.  The weighted average interest rate paid at December 31, 2020 and 2019 was 1.73% and 2.59%, respectively.  The weighted average rate of borrowings outstanding at December 31, 2019 was 1.98%.

Note 10. Income Taxes

The Company files tax returns in the U.S. federal jurisdiction and required states. With few exceptions, the Bank is no longer subject to tax examination by tax authorities for years prior to 2016.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in non-interest expense and the tax’s calculation is unrelated to taxable income.

The provision for income taxes consists of the following components:

(Dollars in thousands)	2020	2019
Current expense	$5,595	$3,816
Deferred (benefit)	(1,752)	(462)
Total	$3,843	$3,354

Income tax expense for the years ended December 31, 2020 and 2019 differed from the federal statutory rate applied to income before income taxes for the following reasons:

	Year ended December 31,
(Dollars in thousands)	2020	2019
Computed “expected” income tax expense	$4,108	$3,634
Increase (decrease)in income taxes resulting from:
Non-deductible expense	25	36
Tax exempt Interest	(259)	(242)
BOLI Income	(164)	(105)
State Income Taxes	165	52
Restricted Stock Adjustment	(95)	(49)
Other Adjustments	63	28
Total	$3,843	$3,354

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$2,851	$2,086
Restricted stock	313	262
OREO adjustment	95	—
Net loan fees	1,368	461
Organizational costs	6	7
Right-of-use liability	1,463	1,459
Unrealized losses on securities transferred to held to maturity	12	18
Gross deferred tax assets	6,108	4,293
Deferred tax liabilities:
Depreciation	267	115
Unrealized gain on securities available for sale	285	134
Prepaid expense	20	14
Right-of-use Asset	1,371	1,433
Gross deferred tax liabilities	1,943	1,696
Net deferred tax asset	$4,165	$2,597

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

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019
Net income	$15,717	$13,950
Preferred stock dividends	(635)	—
Net income per common share	$15,082	$13,950
Weighted average number of shares issued, basic and diluted	8,131,334	8,251,302
Net income per common share:
Basic and diluted income per common share	$1.85	$1.69

Note 12. Commitments and Contingencies

The Bank’s financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest risk and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.

The amounts of loan commitments and standby letters of credit are set forth in the following table as of December 31, 2020 and 2019:

	December 31,
(Dollars in thousands)	2020	2019
Loan commitments	$219,414	$251,508
Standby letters of credit	$1,062	$672

Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the statements of financial condition.  Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.  The Bank has not incurred any losses on commitments in 2020 or 2019.

During 2020, the Bank made a commitment of $5.0 million to the Housing Equity Fund of Virginia XXIV, L.L.C. This commitment will be funding through capital calls from the fund and we expect our investment to be fully funded by December 31, 2023.

During 2020, the Bank made a commitment of $2.0 million to the Washington Housing Initiative Impact Pool, L.L.C. This commitment will be funding through capital calls from the fund. As of December 31, 2020, no funds have been deployed, with a remaining unfunded balance of $2.0 million.

From time to time, we are a party to various litigation matters incidental to our ordinary conduct of our business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

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

Cash paid for amounts included in the measurement of lease liabilities during the twelve months ended December 31, 2020 was $399,000. The Company adopted ASC 842 effective January 1, 2019. Prior to January 1, 2019, the Company measured lease expense in accordance with FASB ASC Topic 840. During twelve months ended December 31, 2020, the Company recognized lease expense of $590,000

As of December 31,
(Dollars in thousands)	2020
Lease liabilities	$6,607
Right-of-use assets	$6,195
Weighted-average remaining lease term – operating leases (in months).	187.5
Weighted-average discount rate – operating leases	3.12%

For the year ended December 31,
(Dollars in thousands)	2020
Lease Cost
Operating lease cost	$590
Total lease costs	$590
Cash paid for amounts included in measurement of lease liabilities	$399

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

As of December 31, 2020, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of December 31, 2020 is as follows:

(Dollars in thousands)
2021	$529
2022	542
2023	556
2024	571
2025	586
Thereafter	5,506
Total undiscounted cash flows	8,290
Discount	(1,683)
Lease liabilities	$6,607

Minimum annual rental commitments under the lease obligations are as follows as of December 31, 2019:

(Dollars in thousands)
2020	$327
2021	529
2022	543
2023	557
2024	572
Thereafter	6,191
Total undiscounted cash flows	8,719
Discount	(2,018)
Lease liabilities	(6,701)

Note 14. Significant Concentrations of Credit Risk

Substantially all the Bank’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan Area. The concentrations of credit by type of loan are set forth in Note 4.

The Bank maintains its cash and federal funds sold in correspondent bank deposit accounts.  The amount on deposit at December 31, 2020 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $48.9 million.  The Bank has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks.

Note 15. Regulatory Matters

Information presented for December 31, 2020 and December 31, 2019, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 and 2020 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2020, the Company and the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total capital (to risk-weighted assets)	$189,534	14.60%	$103,872	≥ 8.0%	$129,840	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$176,657	13.61%	$58,428	≥ 4.5%	$103,872	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$176,657	13.61%	$77,904	≥ 6.0%	$103,872	≥ 8.0%
Tier 1 capital (to average assets)	$176,657	10.78%	$65,557	≥ 4.0%	$81,946	≥ 5.0%
As of December 31, 2019
Total capital (to risk-weighted assets)	$157,892	13.50%	$93,576	≥ 8.0%	$116,970	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$148,308	12.68%	$52,636	≥ 4.5%	$93,576	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$148,308	12.68%	$70,182	≥ 6.0%	$93,576	≥ 8.0%
Tier 1 capital (to average assets)	$148,308	12.12%	$48,937	≥ 4.0%	$61,171	≥ 5.0%

Note. 16 Defined Contribution Benefit Plan

The Bank adopted a 401(k) defined contribution plan on October 1, 2004, which is administered by Principal Investments.  Participants have the right to contribute up to a maximum of 15% of pretax annual compensation or the maximum allowed by the Internal Revenue Code, whichever is less.  The Bank began making a matching contribution to the plan on January 1, 2010. The Bank matches dollar for dollar up to 3% of the employee’s contribution and then fifty cents on the dollar on the next two percentage points up to the employee contribution of 5%. The total amount the Bank matched during 2020 and 2019 was $478,960 and $465,064, respectively.

Note 17. Stock Based Compensation Plan

ASC Topic 718, Compensation – Stock Compensation, requires the Bank to recognize expense related to the fair value of share-based compensation awards in net income.  Total compensation expense for restricted stock recorded for the years ended December 31, 2020 and December 31, 2019 were $1.4 million and $1.0 million, respectively.

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

On July 17, 2019, the Board of Directors of the Bank adopted, and the Bank’s shareholders subsequently approved, the MainStreet Bank 2019 Equity Incentive Plan (the “2019 Plan”), to provide officers, other selected employees and directors of the Bank with additional incentives to promote the growth and performance of the Bank. At December 31, 2019, there were 10,000 restricted shares outstanding that were awarded under the 2019 Plan. During the year ended December 31, 2020, there were 82,444 restricted shares awarded, 3,076 restricted shares were forfeited, and no stock options were awarded under the 2019 Plan. The restricted shares awarded during 2020 vest equally on an annual basis over a three, five, or ten year period. As a result of the stockholders’ approval of the 2019 Plan, no additional awards have been or will be made under the Bank’s 2016 Plan, although all awards that were outstanding under the 2016 Plan as of July 17, 2019 remained outstanding in accordance with their terms.

A summary of the status of the Bank’s nonvested restricted stock shares as of December 31, 2020 and changes during the year ended December 31, 2020 is presented below:

Nonvested Restricted Stock Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	160,961	$16.00
Granted	82,444	19.92
Vested	(78,894)	15.15
Forfeited	(3,076)	19.24
Nonvested at December 31, 2020	161,435	$18.36

As of December 31, 2020, there was $1.7 million of total unrecognized compensation cost related to nonvested restricted stock awards.  The cost is expected to be recognized over approximately ten years. The total fair value of shares vested during the years ended December 31, 2020 and 2019 was $1.2 million and $738,752, respectively.

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

The following tables summarize key elements of the Banks’s derivative instruments as of December 31, 2020 and December 31, 2019.

December 31, 2020
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$210,314	38	$12,152	—	$15,120
Matched interest rate swap with counterparty	$210,314	38	—	$12,152	$15,120

December 31, 2019
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$71,860	12	$4,039	—	$6,400
Matched interest rate swap with counterparty	$71,860	12	—	$4,039	$6,400

The Company is able to recognize fee income upon execution of the interest rate swap contract and completed its first contract in the fourth quarter of 2018. Interest rate swap fee income for the twelve months ended December 31, 2020 and 2019 was $3.5 million and $989,000, respectively.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of December 31, 2020, and December 31, 2019, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities.

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of December 31, 2020 and December 31, 2019:

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$90,000	$—	$90,000
Collateralized Mortgage Backed	—	24,896	—	24,896
Subordinated Debt	—	3,278	—	3,278
Municipal Securities	—	22,605	—	22,605
U.S. Government Agencies	—	6,635	—	6,635
Derivative asset – interest rate swap on loans	—	12,152	—	12,152
Total	$—	$159,566	$—	$159,566
Liabilities:
Derivative liability – interest rate swap on loans	—	12,152	—	12,152
Total	$—	$12,152	$—	$12,152

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$49,998	$—	$49,998
Collateralized Mortgage Backed	—	17,673	—	17,673
Subordinated Debt	—	2,554	—	2,554
Municipal Securities	—	14,631	—	14,631
U.S. Government Agencies	—	7,935	—	7,935
Derivative asset – interest rate swap on loans	—	4,039	—	4,039
Total	$—	$96,830	$—	$96,830
Liabilities:
Derivative liability – interest rate swap on loans	—	4,039	—	4,039
Total	$—	$4,039	$—	$4,039

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

The following table summarizes the value of the Bank’s assets as of December 31, 2020 and December 31, 2019 that were measured at fair value on a nonrecurring basis during the period:

December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$1,180	$1,180
Total	$—	$—	$1,180	$1,180

December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$1,207	$1,207
Total	$—	$—	$1,207	$1,207

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonreoccuring basis as of December 31, 2020

	Fair Value Measurements at December 31, 2020
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Other Real Estate Owned, net	$1,180	Appraisals	Discount to reflect current market conditions and estimated selling costs	6% - 10%
Total	$1,180

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

December 31, 2020	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$107,528	$107,528	$107,528	$—	$—
Restricted equity securities	4,616	4,616	—	4,616	—
Securities:
Available for sale	147,414	147,414	—	147,414	—
Held to maturity	22,520	23,578	—	23,578	—
Loans, net	1,230,379	1,259,671	—	—	1,259,671
Loans held for sale	57,006	58,930	—	—	58,930
Derivative asset – interest rate swap on loans	12,152	12,152	—	12,152	—
Bank owned life insurance	25,341	25,341	—	25,341	—
Accrued interest receivable	9,154	9,154	—	9,154	—
Liabilities:
Deposits	$1,438,246	$1,451,708	$—	$941,503	$510,205
Derivative liability – interest rate swaps on loans	12,152	12,152	—	12,152	—
Accrued interest payable	490	490	—	490	—

December 31, 2019	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$64,844	$64,844	$64,844	$—	$—
Restricted equity securities	6,157	6,157	—	6,157	—
Securities:
Available for sale	92,791	92,791	—	92,791	—
Held to maturity	23,914	24,678	—	24,678	—
Loans, net	1,030,425	1,048,181	—	—	1,048,181
Derivative asset – interest rate swap on loans	4,039	4,039	—	4,039	—
Bank owned life insurance	24,562	24,562	—	24,562	—
Accrued interest receivable	4,282	4,282	—	4,282	—
Liabilities:
Deposits	$1,071,623	$1,079,011	$—	$510,766	$568,245
Advances from the FHLB	40,000	39,998	—	39,998	—
Derivative liability – interest rate swaps on loans	4,039	4,039	—	4,039	—
Accrued interest payable	982	982	—	982	—

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

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at December 31, 2020 from December 31, 2019.

Note 20. Other Real Estate Owned

At December 31, 2020 and 2019, Other Real Estate Owned was $1.2 million and $1.2 million, respectively. OREO is comprised of non-residential property associated with a commercial relationship and located in Virginia. Changes in the balance for OREO are as follows:

(Dollars in thousands)	2020	2019
Balance, beginning of year	$1,207	$—
Loss on valuation, net	(389)	—
Transfers between loans and other real estate owned	362	1,207
Balance, end of year	$1,180	$1,207

Expenses applicable to other real estate owned include the following:

(Dollars in thousands)	2020	2019
Operating expenses, net of rental income	$459	$62
Balance, end of year	$459	$62

As of December 31, 2020, there were no real estate loans in the process of foreclosure.

Note 21. Accumulated Other Comprehensive Gain

The following table presents the cumulative balances of the components of accumulated other comprehensive income net of deferred taxes, as of December 31, 2020 and December 31, 2019:

(Dollars in thousands)	2020	2019
Unrealized gain on securities	$1,287	$609
Unrealized loss on securities transferred to HTM	(55)	(81)
Securities gains included in net income	—	5
Tax effect	(255)	(110)
Total accumulated other comprehensive income	$977	$423

Note 22. Capital

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

On October 22, 2020, the Board of Directors of the Company authorized a common stock repurchase program to repurchase up to $17.0 million of the Company’s common stock at the discretion of management. The new common stock repurchase program replaced the Company’s previous repurchase plan which was authorized on September 18, 2019. The Company repurchased approximately $13.8 million of common stock during the year ended December 31, 2020.

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

Condensed Parent Company Only

Condensed Balance Sheet

(Dollars in thousands)

December 31,	2020	2019
ASSETS
Cash on deposit with subsidiary	$3,754	$1,335
Investment in subsidiary	177,634	148,731
Other assets	1,560	1,773
Total Assets	$182,948	$151,839
Liabilities:
Other liabilities	$449	$—
Subordinated debt, net of debt issuance costs	14,834	14,805
Stockholders’ equity	167,665	137,034
Total Liabilities and Stockholders’ Equity	$182,948	$151,839

Condensed Statement of Income

(Dollars in thousands)

For the Year Ended December 31,	2020	2019
Income
Dividends from subsidiary	$635	$—

Expenses
Subordinated debt interest expense	966	966
Non-interest expense	4	83
Total expenses	970	1,049

Undistributed earnings of subsidiary	15,848	14,779
Net income before income taxes	$15,513	$13,730
Income tax benefit	(204)	(220)
Net income	$15,717	$13,950
Less: preferred stock dividends	(635)	—
Net income available to common shareholders	$15,082	$13,950

Condensed Statement of Cash Flows

(Dollars in thousands)

Year Ended December 31,	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,717	$13,950
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	(15,848)	(14,779)
Stock based compensation	1,378	1,043
Subordinated debt amortization expense	29	29
Decrease (increase) in other assets	212	(525)
Increase in other liabilities	449	—
Net cash provided by (used in) operating activities	1,937	(282)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank subsidiary	(12,500)	—
Net cash used in investing activities	(12,500)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	151	—
Repurchase of common stock	(13,797)	—
Issuance of preferred stock, net	27,263	—
Cash dividends paid on preferred stock	(635)	—
Net cash provided by financing activities	12,982	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,419	(282)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,335	1,617
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,754	$1,335

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2020. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

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

Management, including the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

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

The 2020 consolidated financial statements have been audited by the independent registered public accounting firm of Yount, Hyde, & Barbour. P.C. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representation made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the consolidated financial statements.

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2021 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020.

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-12B filed on February 15, 2019)
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 19, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 18, 2021)
4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12B filed on February 15, 2019)
4.2	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-12B filed on February 15, 2019)
4.3	Description of the Registrant’s Common Stock Registered pursuant to section 12 of the Securities Exchange Act of 1934
4.4

Deposit Agreement, dated as of September 15,2020, by and among the Company, American Stock Transfer and Trust Company, LLC, and the holder from time to time of the Depositary Receipts decided therein (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 15, 2020)

4.5	Form of Depositary Receipt representing the Depositary Shares (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on September 15, 2020)
10.1	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-12B filed on February 15, 2019)
10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-12B filed on February 15, 2019)
10.3	Employment Agreement with Jeff W. Dick (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12B filed on February 15, 2019)
10.4	Employment Agreement with Charles C. Brockett (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 20, 2020)
10.5	Employment Agreement with Thomas J. Chmelik (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-12B filed on February 15, 2019)
10.6	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2019)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Form 10-12B filed on February 15, 2019)
23.1	Consent of Yount, Hyde & Barbour, P.C.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: March 23, 2021	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 23, 2021	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2021		/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer and Director
(Principal Financial Officer)

Date: March 23, 2021		/s/ Charles C. Brockett
Charles C. Brockett
President and Director

Date: March 23, 2021		/s/ Richard A. Vari
Richard A. Vari
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 23, 2021		/s/ Paul Thomas Haddock
Paul Thomas Haddock
Director

Date: March 23, 2021		/s/ Patsy I. Rust
Patsy I. Rust
Director

Date: March 23, 2021		/s/ Terry M. Saeger
Terry M. Saeger
Director

Date: March 23, 2021		/s/ Elizabeth S. Bennett
Elizabeth S. Bennett
Director

Date: March 23, 2021		/s/ Darrell Green
Darrell Green
Director

Date: March 23, 2021		/s/ Russell Echlov
Russell Echlov
Director