Form 10-Q
period 2021-03-31
MainStreet Bancshares, Inc.
filed 2021-05-14
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2021, there were $7,542,223 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of March 31, 2021 and December 31, 2020 (Dollars in thousands, except share and per share data)

	At March 31, 2021 (unaudited)	At December 31, 2020 (*)
Assets
Cash and due from banks	$118,399	$75,935
Federal funds sold	51,598	31,593
Cash and cash equivalents	169,997	107,528
Investment securities available-for-sale, at fair value	180,028	147,414
Investment securities held-to-maturity	26,427	22,520
Restricted securities, at cost	4,664	4,616
Loans held for sale	—	57,006
Loans, net of allowance for loan losses of $13,215 and $12,877, respectively	1,299,169	1,230,379
Premises and equipment, net	13,975	14,289
Other real estate owned, net	1,180	1,180
Accrued interest and other receivables	9,349	9,604
Bank owned life insurance	25,518	25,341
Other assets	12,722	23,288
Total Assets	$1,743,029	$1,643,165
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$492,463	$370,497
Interest bearing demand deposits	69,180	70,307
Savings and NOW deposits	72,259	74,099
Money market deposits	342,468	426,600
Time deposits	561,772	496,743
Total deposits	1,538,142	1,438,246
Subordinated debt, net	14,841	14,834
Other liabilities	17,868	22,420
Total Liabilities	1,570,851	1,475,500
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding as of March 31, 2021 and December 31, 2020	27,263	27,263
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 7,544,365 shares (including 185,131 nonvested shares) for March 31, 2021 and 7,443,842 shares (including 161,435 nonvested shares) for December 31, 2020	29,437	29,130
Capital surplus	66,233	66,116
Retained earnings	49,090	44,179
Accumulated other comprehensive income	155	977
Total Stockholders’ Equity	172,178	167,665
Total Liabilities and Stockholders’ Equity	$1,743,029	$1,643,165

*	Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three months ended March 31, 2021 and 2020 (Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2021	2020
Interest Income
Interest and fees on loans	$15,792	$14,220
Interest on investments securities	530	501
Interest on federal funds sold	15	395
Total Interest Income	16,337	15,116
Interest Expense
Interest on interest bearing DDA deposits	55	117
Interest on savings and NOW deposits	42	64
Interest on money market deposits	277	778
Interest on time deposits	2,250	3,566
Interest on Federal Home Loan Bank advances and other borrowings	—	50
Interest on subordinated debt	238	241
Total Interest Expense	2,862	4,816
Net Interest Income	13,475	10,300
Provision for Loan Losses	320	350
Net Interest Income After Provision For Loan Losses	13,155	9,950
Non-Interest Income
Deposit account service charges	539	487
Bank owned life insurance income	177	199
Loan swap fee income	—	403
Net gain on held-to-maturity securities	3	—
Net gain on sale of loans	344	—
Other fee income	383	325
Total Non-Interest Income	1,446	1,414
Non-Interest Expense
Salaries and employee benefits	4,767	4,433
Furniture and equipment expenses	526	454
Advertising and marketing	275	256
Occupancy expenses	306	267
Outside services	336	276
Administrative expenses	150	164
Other operating expenses	1,449	1,293
Total Non-Interest Expense	7,809	7,143
Income Before Income Taxes	6,792	4,221
Income Tax Expense	1,342	751
Net Income	$5,450	$3,470
Preferred stock dividends	539	—
Net Income Available To Common Shareholders	$4,911	$3,470
Net Income Per Common Share:
Basic	$0.65	$0.42
Diluted	$0.65	$0.42

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2021 and 2020 (Dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Comprehensive Income, net of taxes
Net Income	$5,450	$3,470
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period (net of tax (benefit) expense, ($234) and $103, respectively)	(827)	400
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $1 and $1, respectively)	5	5
Other comprehensive income (loss)	(822)	405
Comprehensive Income	$4,628	$3,875

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the Three months ended March 31, 2021 and 2020 (Dollars in thousands)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2020	$27,263	$29,130	$66,116	$44,179	$977	$167,665
Vesting of restricted stock	—	307	(307)	—	—	—
Stock based compensation expense	—	—	424	—	—	424
Dividends on preferred stock	—	—	—	(539)	—	(539)
Net income	—	—	—	5,450	—	5,450
Other comprehensive loss	—	—	—	—	(822)	(822)
Balance, March 31, 2021	$27,263	$29,437	$66,233	$49,090	$155	$172,178

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2019	$32,397	$75,117	$29,097	$423	$137,034
Vesting of restricted stock	261	(261)	—	—	—
Stock based compensation expense	—	376	—	—	376
Common stock repurchased	(240)	(750)	—	—	(990)
Net income	—	—	3,470	—	3,470
Other comprehensive income	—	—	—	405	405
Balance, March 31, 2020	$32,418	$74,482	$32,567	$828	$140,295

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the three months ended March 31,	2021	2020
Cash Flows from Operating Activities
Net income	$5,450	$3,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	453	419
Deferred income tax benefit	(152)	(150)
Provision for loan losses	320	350
Gain on sale of loans held for sale	(344)	—
Stock based compensation expense	424	376
Income from bank owned life insurance	(177)	(199)
Subordinated debt amortization expense	7	7
Gain on disposal of premises and equipment	—	(14)
Gain on call of held-to-maturity securities	(3)	—
Proceeds from sale of loans	31,304	—
Amortization of operating lease right-of-use assets	63	96
Change in:
Accrued interest receivable and other receivables	281	611
Other assets	10,919	(6,946)
Other liabilities	(4,552)	7,528
Net cash provided by operating activities	43,993	5,548
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	2,269	2,284
Maturities	90,000	50,000
Purchases	(126,070)	(61,318)
Activity in held-to-maturity securities:
Purchases	(5,259)	—
Called	1,300	—
Purchases of restricted investment in bank stock	(375)	(159)
Redemption of restricted investment in bank stock	327	1,275
Net increase in loan portfolio	(43,064)	(29,553)
Proceeds from sale of premises and equipment	—	14
Purchases of premises and equipment	(9)	(758)
Net cash used in investing activities	(80,881)	(38,215)
Cash Flows from Financing Activities
Net increase (decrease) in non-interest deposits	121,966	(11,728)
Net increase (decrease) in interest bearing demand, savings, and time deposits	(22,070)	83,316
Net decrease in Federal Home Loan Bank advances and other borrowings	—	(30,000)
Cash dividends paid on preferred stock	(539)	—
Repurchases of common stock	—	(990)
Net cash provided by financing activities	99,357	40,598
Increase in Cash and Cash Equivalents	62,469	7,931
Cash and Cash Equivalents, beginning of period	107,528	64,844
Cash and Cash Equivalents, end of period	$169,997	$72,775
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$2,710	$4,653
Right of use assets obtained in exchange for new operating lease liabilities	$1,907	$—

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2020 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on March 23, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period.

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

Investment securities – The Bank’s investment securities are classified as either held to maturity, available for sale or trading. At March 31, 2021 and December 31, 2020, the Bank held approximately $26.4 million and $22.5 million, respectively, in securities classified as held to maturity. The Bank held no securities classified as trading. Municipal securities that were originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. At March 31, 2021 and December 31, 2020, the unamortized unrealized loss was $48,381 and $54,836, respectively, before tax, and remains in accumulated other comprehensive income, net of tax.

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

Restricted equity securities consist of the Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $3.7 million and $821,800 respectively, as of March 31, 2021, compared to $3.3 million and $1.1 million, respectively, as of December 31, 2020. Restricted equity securities also consisted of $126,800 in Community Bankers Bank stock at March 31, 2021 and December 31, 2020. This restricted stock is recorded at cost because its ownership is restricted, and it lacks a market for resale. The Bank is required to maintain Federal Reserve Bank stock at a level of 6% of capital and surplus. The FHLB requires the Bank to maintain stock, at a minimum, in an amount equal to 4.5% of outstanding borrowings and 0.20% of total assets. When evaluating restricted stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Bank does not consider these investments to be impaired at March 31, 2021 or December 31, 2020 and no previous impairment has been recognized.

Loans held for sale - Loans intended for sale are recorded at the lower aggregate cost or fair value as of the balance sheet date. Gains and losses on loan sales are determined by the specific-identification method.

Loans - The Bank makes commercial and consumer loans to customers. Our recorded investment in loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their unpaid principal balances adjusted for charge-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for loan losses. Interest on loans is credited to operations based on the principal amount outstanding. Loan fees and origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield using the effective interest method. The Bank is amortizing these amounts over the contractual life of the related loans.

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

Impairment of a loan - The Bank considers a loan impaired when it is probable that the Bank will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of an insignificant delay in payment if the ultimate collectability of all amounts due is expected. Impairment is measured on a loan-by-loan basis for all commercial, construction and residential loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Consistent with the Bank’s method for nonaccrual loans, payments on impaired loans are first applied to principal outstanding. Smaller balance consumer loans are not individually evaluated for impairment.

Troubled Debt Restructuring (TDR) occurs when the Bank agrees to modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Bank evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Bank concludes that the borrower is able to continue making such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may be eligible to be removed from TDR status in periods after the restructuring depending on the performance of the loan. As of March 31, 2021, and December 31, 2020, the Bank had no loans classified as TDR’s. For additional discussion see “Note 3. Loans Receivable” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Allowance for Loan Losses - The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance for loan losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when:

•	Management believes that the collectability of the principal is unlikely regardless of delinquency status.
•	The loan is a consumer loan and is 120 days past due.
•	The loan is a non-consumer loan, and is 90 days past due, unless the loan is well secured, and recovery is probable.
•	The borrower is in bankruptcy, unless the debt has been reaffirmed, is well secured and recovery is probable.

Subsequent recoveries, if any, are credited to the allowance.

The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The evaluation also considers the following risk characteristics of each loan portfolio segment:

•	Real estate residential mortgage loans, including equity lines of credit, carry risks associated with the continued creditworthiness of the borrower and the changes in the value of the collateral.
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

•

Consumer secured loans (indirect lending) carry risks associated with the continued creditworthiness of the borrower and the value of the collateral (e.g., rapidly depreciating assets such as automobiles). These risks are attempted to be mitigated by following appropriate loan-to-value standards and an experienced management team for this type of portfolio.

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

•

Special mention loans have a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history is characterized by late payments. The Bank’s risk exposure is mitigated by collateral supporting the loan. The collateral is well-margined, well maintained, accessible and readily marketable.

•

Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Bank’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Bank. There is a distinct possibility that the Bank would sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due.

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

Other Real Estate Owned (“OREO”) - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, and recent sales of like properties, length of time the properties have been held and our ability and intention with regard to continued ownership of the properties. The Bank may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market values. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets and improvements are capitalized.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of March 31, 2021, and December 31, 2020, there were no such liabilities recorded.

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

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Bank’s common stock at the date of grant is used for restricted stock awards. No stock options were granted during 2021 and 2020.

Earnings per share – Net income per common share has been determined under the provisions of FASB ASC 260, “Earnings Per Share” and has been computed based on the weighted average common shares outstanding during the three months ended March 31, (7,523,547 for 2021 and 8,287,317 for 2020). Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The only potential dilutive stock of the Company as defined in FASB ASC 260 would be stock options granted to various directors, officers, and employees of the Company. There were no such options outstanding at March 31, 2021 or March 31, 2020. Restricted stock is included in the computation of basic earnings per share as the holder is entitled to full benefits of a stockholder during the vesting period.

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

The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) fair value of financial instruments, (3) derivative financial instruments, and (4) income taxes. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. In connection with the determination of the allowances for losses on loans and valuation of other real estate owned management obtains independent appraisals for significant properties.

Fair value of financial instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 5. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Derivative Financial Instruments – The Company recognizes derivative financial instruments at fair value as either another asset or other liability in the consolidated balance sheet. The Company’s derivative financial instruments include interest rate swaps with certain qualifying commercial loan customers and dealer counterparties. Because the interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The Company’s interest rate swaps with loan customers and dealer counterparties are described more fully in Note 4.

Transfers of financial assets – Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Developments

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  ASU 2019-12 was effective for the Company on January 1, 2021. There was no material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  ASU 2020-01 was effective for the Company on January 1, 2021. There was no material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should re-evaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. ASU 2020-08 was effective for the Company on January 1, 2021. There was no material impact on the Company’s consolidated financial statements.

Note 2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$125,000	$—	$—	$125,000
Collateralized Mortgage Backed	22,577	230	(678)	22,129
Subordinated Debt	4,320	35	(15)	4,340
Municipal Securities	21,339	1,127	(336)	22,130
U.S. Governmental Agencies	6,567	—	(138)	6,429
Total	$179,803	$1,392	$(1,167)	$180,028

Investment securities held-to-maturity was comprised of the following:

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$18,686	$987	$—	$19,673
Subordinated Debt	7,741	—	—	7,741
Total	$26,427	$987	$—	$27,414

Investment securities available-for-sale was comprised of the following:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$90,000	$—	$—	$90,000
Collateralized Mortgage Backed	24,743	282	(129)	24,896
Subordinated Debt	3,250	29	(1)	3,278
Municipal Securities	21,348	1,257	—	22,605
U.S. Governmental Agencies	6,785	—	(150)	6,635
Total	$146,126	$1,568	$(280)	$147,414

Investment securities held-to-maturity was comprised of the following:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$20,015	$1,058	$—	$21,073
Subordinated Debt	2,505	—	—	2,505
Total	$22,520	$1,058	$—	$23,578

The scheduled maturities of securities available-for-sale and held-to-maturity at March 31, 2021 were as follows:

	March 31, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$125,001	$125,001	$—	$—
Due from one to five years	1,007	1,026	1,701	2,210
Due from after five to ten years	4,000	4,020	7,947	8,359
Due after ten years	49,795	49,981	16,779	16,845
Total	$179,803	$180,028	$26,427	$27,414

Securities with a fair value of $267,846 and $269,075 at March 31, 2021 and December 31, 2020, respectively, were pledged to secure FHLB advances.

There were no securities sold from the available-for-sale portfolio for both the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021, one held-to-maturity security was called and resulted in a gain of $3,197.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$13,831	$(678)	$—	$—	$13,831	$(678)
Subordinated Debt	735	(15)	—	—	735	(15)
Municipal securities	5,317	(336)	—	—	5,317	(336)
U.S Governmental Agencies	—	—	6,429	(138)	6,429	(138)
Total	$19,883	$(1,029)	$6,429	$(138)	$26,312	$(1,167)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$14,971	$(129)	$—	$—	$14,971	$(129)
Subordinated Debt	749	(1)	—	—	749	(1)
U.S Government Agencies	—	—	6,785	(150)	6,785	(150)
Total	$15,720	$(130)	$6,785	$(150)	$22,505	$(280)

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

At March 31, 2021, there were two collateralized mortgage backed securities with fair values totaling $13.8  million were in an unrealized loss position of less than 12 months. At March 31, 2021 two subordinated debt securities with fair values totaling approximately $735,000 were in an unrealized loss position of less than 12 months. At March 31, 2021 four municipal securities with fair values totaling approximately $5.3 million were in an unrealized loss position of less than 12 months. At March 31, 2021 nine U.S. government agencies with fair values totaling approximately $6.4 million were in an unrealized loss position of more than 12 months. At March 31, 2021, there were no held-to-maturity securities in an unrealized loss position. The Bank does not consider any of the securities in the available for sale or held to maturity portfolio to be other-than-temporarily impaired at March 31, 2021 and December 31, 2020.

All municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at March 31, 2021 and December 31, 2020 was $48,381 and $54,836, respectively.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Residential Real Estate:
Single family	$135,239	$139,338
Multifamily	45,556	43,332
Farmland	854	861
Commercial Real Estate:
Owner-occupied	141,845	141,813
Non-owner occupied	357,288	325,085
Construction and Land Development	327,393	324,906
Commercial – Non Real-Estate:
Commercial & Industrial	272,515	230,027
Consumer – Non Real-Estate:
Unsecured	80	241
Secured	39,484	43,832
Total Gross Loans	1,320,254	1,249,435
Less: unearned fees	(7,870)	(6,178)
Less: unamortized discount on consumer secured loans	—	(1)
Less: allowance for loan losses	(13,215)	(12,877)
Net Loans	$1,299,169	$1,230,379

The unsecured consumer loans above include $80,000 and $241,000 of overdrafts reclassified as loans at March 31, 2021 and December 31, 2020, respectively.

The commercial and industrial loans above include $179.8 million and $135.2 million in Paycheck Protection Program loans at March 31, 2021 and December 31, 2019, respectively.

The Company held $0 and $57.0 million in loans for sale at March 31, 2021 and December 31, 2020, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended March 31, 2021 and 2020.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended March 31, 2021	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,223	$6,552	$3,326	$371	$1,405	$12,877
Recoveries	—	—	—	13	5	18
Provision	(23)	343	166	(238)	72	320
Ending Balance	$1,200	$6,895	$3,492	$146	$1,482	$13,215
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,200	$6,895	$3,492	$146	$1,482	$13,215

	Real Estate
For the three months ended March 31, 2020	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,030	$4,254	$2,180	$568	$1,552	$9,584
Charge-offs	—	(1)	—	—	(47)	(48)
Recoveries	—	—	—	3	9	12
Provision	(29)	277	108	(46)	40	350
Ending Balance	$1,001	$4,530	$2,288	$525	$1,554	$9,898
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,001	$4,530	$2,288	$525	$1,554	$9,898

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

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of March 31, 2021 and December 31, 2020:

March 31, 2021
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$181,649	$300	$181,349
Commercial Real Estate	499,133	1,082	498,051
Construction and Land Development	327,393	—	327,393
Commercial & Industrial	272,515	41	272,474
Consumer	39,564	—	39,564
Total	$1,320,254	$1,423	$1,318,831

December 31, 2020
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$182,499	$301	$182,198
Commercial Real Estate	467,930	1,088	466,842
Construction and Land Development	324,906	—	324,906
Commercial & Industrial	230,027	58	229,969
Consumer	44,073	—	44,073
Total	$1,249,435	$1,447	$1,247,988

The following table summarizes information in regard to impaired loans by loan portfolio class as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$300	$300	$—	$301	$301	$—
Commercial Real Estate
Non-owner Occupied	1,082	1,082	—	1,088	1,088	—
Commercial & Industrial	41	41	—	58	58	—
Total	$1,423	$1,423	$—	$1,447	$1,447	$—

The following table presents additional information regarding the impaired loans for the three months ended March 31, 2021:

	Three Months Ended March 31,
	2021		2020
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$301	$2	$1,631	$15
Commercial Real Estate
Non-owner Occupied	1,084	16	—	—
Commercial & Industrial	50	1	—	—
Total	$1,435	$19	$1,631	$15

If interest on nonaccrual loans had been accrued, such income would have been $583 and $3,718 for the three months ended March 31, 2021 and 2020.

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Residential Real Estate
Single family	$149	$149
Total	$149	$149

Credit quality risk ratings include regulatory classifications of Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Loans classified as Pass have quality metrics to support that the loan will be repaid according to the terms established. Loans classified as Watch have similar characteristics as Pass loans with some emerging signs of financial weaknesses that should be monitored closer. Loans classified as Special Mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of prospects for repayment. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, based on current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

The following tables summarize the aggregate Pass and criticized categories of Watch, Special Mention, and Substandard within the Company’s internal risk rating system as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$132,897	$—	$741	$1,601	$135,239
Multifamily	45,556	—	—	—	45,556
Farmland	854	—	—	—	854
Commercial Real Estate:
Owner occupied	133,081	8,764	—	—	141,845
Non-owner occupied	298,371	41,300	—	17,617	357,288
Construction & Land Development	308,230	19,163	—	—	327,393
Commercial – Non Real Estate:
Commercial & Industrial	265,368	4,396	1,506	1,245	272,515
Consumer – Non Real Estate:
Unsecured	80	—	—	—	80
Secured	39,484	—	—	—	39,484
Total	$1,223,921	$73,623	$2,247	$20,463	$1,320,254

	December 31, 2020
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$137,937	$—	$738	$663	$139,338
Multifamily	43,332	—	—	—	43,332
Farmland	861	—	—	—	861
Commercial Real Estate:
Owner occupied	136,257	5,556	—	—	141,813
Non-owner occupied	264,546	59,453	—	1,086	325,085
Construction & Land Development	322,149	2,757	—	—	324,906
Commercial – Non Real Estate:
Commercial & Industrial	225,012	4,059	$591	365	230,027
Consumer – Non Real Estate:
Unsecured	241	—	—	—	241
Secured	43,832	—	—	—	43,832
Total	$1,174,167	$71,825	$1,329	$2,114	$1,249,435

The following tables present the segments of the loan portfolio summarized by aging categories as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$135,090	$135,239	$149
Multifamily	—	—	—	—	45,556	45,556	—
Farmland	—	—	—	—	854	854	—
Commercial Real Estate:
Owner occupied	874	—	—	874	140,971	141,845	—
Non-owner occupied	—	—	—	—	357,288	357,288	—
Construction & Land Development	—	—	—	—	327,393	327,393	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	272,515	272,515	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	80	80	—
Secured	—	36	—	36	39,448	39,484	—
Total	$874	$36	$—	$910	$1,319,195	$1,320,254	$149

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$139,189	$139,338	$149
Multifamily	—	—	—	—	42,300	42,300	—
Farmland	—	—	—	—	861	861	—
Commercial Real Estate:
Owner occupied	—	—	—	—	141,813	141,813	—
Non-owner occupied	—	—	—	—	326,117	326,117	—
Construction & Land Development	—	—	—	—	324,906	324,906	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	230,027	230,027	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	241	241	—
Secured	68	—	—	68	43,764	43,832	—
Total	$68	$—	$—	$68	$1,249,218	$1,249,435	$149

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan that is then identified as a troubled debt restructuring (“TDR”). The Company may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses. TDRs are restored to accrual status when the obligation is brought current, has performed in accordance with the modified contractual terms for a reasonable period, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

As of March 31, 2021, and December 31, 2020, the Company did not have any TDRs.

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

The following tables summarize key elements of the Banks’s derivative instruments as of March 31, 2021 and December 31, 2020.

March 31, 2021
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$209,890	38	$—	58	$15,120
Matched interest rate swap with counterparty	$209,890	38	58	$—	$15,120

December 31, 2020
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$210,314	38	$12,152	—	$15,120
Matched interest rate swap with counterparty	$210,314	38	—	$12,152	$15,120

The Company is able to recognize fee income upon execution of the interest rate swap contract. Interest rate swap fee income for the three months ended March 31, 2021 was $0. Interest rate swap income for the same period for 2020 was $403,000.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of March 31, 2021, and December 31, 2020, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 4: Derivative Financial Instruments”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$125,000	$—	$125,000
Collateralized Mortgage Backed	—	22,129	—	22,129
Subordinated Debt	—	4,340	—	4,340
Municipal Securities	—	22,130	—	22,130
U.S. Government Agencies	—	6,429	—	6,429
Derivative asset – interest rate swap on loans	—	58	—	58
Total	$—	$180,086	$—	$180,086
Liabilities:
Derivative liability – interest rate swap on loans	—	58	—	58
Total	$—	$58	$—	$58

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$90,000	$—	$90,000
Collateralized Mortgage Backed	—	24,896	—	24,896
Subordinated Debt	—	3,278	—	3,278
Municipal Securities	—	22,605	—	22,605
U.S. Government Agencies	—	6,635	—	6,635
Derivative asset – interest rate swap on loans	—	12,152	—	12,152
Total	$—	$159,566	$—	$159,566
Liabilities:
Derivative liability – interest rate swap on loans	—	12,152	—	12,152
Total	$—	$12,152	$—	$12,152

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

The following describes the valuation techniques used by the Bank to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Most of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Bank because of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Statements of Income.

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

The following table summarizes the value of the Bank’s assets as of March 31, 2021 and December 31, 2020 that were measured at fair value on a nonrecurring basis during the period:

March 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$1,180	$1,180
Total	$—	$—	$1,180	$1,180

December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$1,180	$1,180
Total	$—	$—	$1,180	$1,180

The following table summarizes the value of the Bank’s assets as of March 31, 2021 that were measured at fair value on a nonrecurring basis during the period:

	Fair Value Measurements at March 31, 2021
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Other Real Estate Owned, net	$1,180	Appraisals	Discount to reflect current market conditions and estimated selling costs.	6% - 10%
Total	$1,180

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

March 31, 2021	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$169,997	$169,997	$169,997	$—	$—
Restricted equity securities	4,664	4,664	—	4,664	—
Securities:
Available for sale	180,028	180,028	—	180,028	—
Held to maturity	26,427	27,414	—	27,414	—
Loans, net	1,299,169	1,331,604	—	—	1,331,604
Derivative asset – interest rate swap on loans	58	58	—	58	—
Bank owned life insurance	25,518	25,518	—	25,518	—
Accrued interest receivable	9,043	9,043	—	9,043	—
Liabilities:
Deposits	$1,538,142	$1,525,405	$—	$976,370	$549,035
Derivative liability – interest rate swaps on loans	58	58	—	58	—
Accrued interest payable	642	642	—	642	—

December 31, 2020	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$107,528	$107,528	$107,528	$—	$—
Restricted equity securities	4,616	4,616	—	4,616	—
Securities:
Available for sale	147,414	147,414	—	147,414	—
Held to maturity	22,520	23,578	—	23,578	—
Loans, net	1,230,379	1,259,671	—	—	1,259,671
Loans held for sale	57,006	58,930	—	—	58,930
Derivative asset – interest rate swap on loans	12,152	12,152	—	12,152	—
Bank owned life insurance	25,341	25,341	—	25,341	—
Accrued interest receivable	9,154	9,154	—	9,154	—
Liabilities:
Deposits	$1,438,246	$1,451,708	$—	$941,503	$510,205
Derivative liability – interest rate swaps on loans	12,152	12,152	—	12,152	—
Accrued interest payable	490	490	—	490	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at March 31, 2021 from December 31, 2020.

Note 6. Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which then shared in the earnings of the Bank. There were no such potentially dilutive securities outstanding in 2021 or 2020.

The weighted average number of shares used in the calculation of basic and diluted earnings per common share includes unvested restricted shares of the Company’s common stock outstanding. Applicable guidance requires that outstanding un-vested share-based payment awards that contain voting rights and rights to non-forfeitable dividends participate in undistributed earnings with common shareholders.

	For the Three Months Ended March 31,
(Dollars in thousands, except for per share data)	2021	2020
Net income available to common shareholders	$4,911	$3,470
Weighted average number of common shares issued, basic and diluted	7,523,547	8,287,317
Net income per common share:
Basic and diluted income per common share	$0.65	$0.42

Note 7. Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes, as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Unrealized gain on securities	$225	$1,287
Unrealized loss on securities transferred to HTM	(49)	(55)
Tax effect	(21)	(255)
Total accumulated other comprehensive income	$155	$977

Note 8. Leases

Right-of-use assets and lease liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. The incremental borrowing rate was equal to the rate of borrowing from the FHLB that aligned with the term of the lease contract. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs, and any incentives received from the lessor.

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

Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2021 was $130,000. During the three months ended March 31, 2021 and 2020, the Company recognized lease expense of $128,000 and $147,000, respectively.

As of March 31,
(Dollars in thousands)	2021
Lease liabilities	$7,881
Right-of-use assets	$7,485
Weighted-average remaining lease term – operating leases (in months).	180.1
Weighted-average discount rate – operating leases	2.82%

For the three months ended March 31,
(Dollars in thousands)	2021
Lease Cost
Operating lease cost	$128
Total lease costs	$128
Cash paid for amounts included in measurement of lease liabilities	$130

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

During the three months ending March 31, 2021, the Company entered into one new operating lease. This lease is intended to be used as an operation center to accommodate the growing efforts of the Company.

As of March 31, 2021, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of March 31, 2021 is as follows:

(Dollars in thousands)
2021	$533
2022	607
2023	638
2024	654
2025	671
Thereafter	6,837
Total undiscounted cash flows	$9,940
Discount	(2,059)
Lease liabilities	$7,881

Note 9. Subsequent Events

On April 6, 2021, MainStreet Bancshares, Inc. entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with the purchasers signatory thereto providing for a private placement of $30.0 million in aggregate principal amount of 3.75% Fixed-to-Floating Rate Subordinated Notes Due 2031 (the “Notes”).  The Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. On April 20, 2021, the Company extinguished $3.6 million of previous subordinated debt.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2020, previously filed with the Securities and Exchange Commission (“SEC”) on March 23, 2021. Results for the three months ended March 31, 2021 are not necessarily indicative of results for the year ending December 31, 2021 or any future period.

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

We offer a full range of banking services to individuals, small to medium-sized businesses and professional service organizations through both traditional and electronic delivery. We were the first community bank in the Washington, D.C. metropolitan area to offer a full online business banking solution, including remote check scanners on a business customer’s desktop. We offer mobile banking apps for iPhones, iPads and Android devices that provide for remote deposit of checks. In addition, we were the first bank headquartered in the Commonwealth of Virginia to offer CDARS, the Certificate of Deposit Account Registry Service, an innovative deposit insurance solution that provides Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits up to $150 million. We believe that enhanced electronic delivery systems and technology increase profitability through greater productivity and cost control and allow us to offer new and better products and services.

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

COVID-19 Pandemic

The effects of the COVID-19 pandemic and resulting economic conditions have impacted our business and financial results and could continue to impact our business and results of operations in several ways in the future, including without limitation in areas related to credit, collateral, customer demand, operations, interest rate risk, liquidity and litigation, as described in more detail below. The extent to which the Company’s business will continue to be negatively affected by the pandemic will depend on future developments, which are highly uncertain and cannot be reasonably predicted.

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

To support our communities during the pandemic, we participated in the Paycheck Protection Program (“PPP”), a program established by the CARES Act to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. PPP loans are fully guaranteed by the Small Business Administration (“SBA”) and provide for full forgiveness of the loans during a specified forgiveness period that meet specific guidelines provided by the SBA. The deadline to apply for PPP loans was initially June 30, 2020 and was later extended to August 8, 2020; the Consolidated Appropriations Act of 2021 (the “CAA”), enacted in December 2020, reopened, and expanded the PPP. Small businesses and other entities and individuals can apply for PPP loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.

PPP loans are subject to regulatory requirements that would require forbearance of loan payments for a specified time or that could limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, or if the borrower defaults and the SBA determines there is a deficiency in the way any PPP loans were originated, funded or serviced by the Bank, we would be subject to repayment risk as well as the heightened risk of holding these loans at unfavorable interest rates as compared to loans that we would have otherwise made.

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

Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we modified our business practices with a portion of our employees working remotely from their homes to minimize interruptions of our operations. Technology in employees’ homes may be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk.

We rely on many third parties in our business operations. Many of these parties may limit the availability and access of their services. If third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Interest Rate Risk. Our net interest income, lending activities, deposits, investment portfolio, cash flows and profitability are and are likely to continue to be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. On March 15, 2020, the Federal Reserve lowered its target range for the federal funds rate to a range from 0 to 0.25 percent, and has since maintained that range, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices will likely cause a loss of future net interest income and a decrease in current fair market values of our investment portfolio and other assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Liquidity. Federal, state and local governments have mandated or encouraged financial institutions to accommodate borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to our measures to address the potential effects from negative economic conditions noted above, the Company has instituted a program to help COVID-19 impacted customers. This program includes waiving certain fees and charges and offering payment deferment and other loan relief, as appropriate, for customers impacted by COVID-19. The Company’s liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments or request additional deferrals. In addition, if these deferrals are not effective in mitigating the effect of COVID-19 on our customers, the negative effects on our business and results of operations may be more substantial and may continue over a longer period. A significant amount of loan growth during 2020 was a direct result of PPP loans. This loan growth is likely to end in the near-term.

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

The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and Congressional committees. Offices of state attorneys general and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations that entitle the Bank to rely on borrower certifications, and they may take more aggressive actions against the Bank for alleged violations of the provisions governing the Bank’s participation in the PPP. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition.

Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that solicited the Bank for PPP loans, regarding its process and procedures used to process applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition, and results of operations. On Friday, March 13, 2020, President Trump declared a national emergency caused by the coronavirus (COVID-19) pandemic. The federal and state guidelines issued in connection with this national emergency to curb the spread of the COVID-19 pandemic have caused economic disruption across nearly every industry as well as significant unemployment. The Commonwealth of Virginia and the District of Columbia instituted stay at home guidelines with an exception made for essential businesses. Both jurisdictions consider banking to be an essential business.

Paycheck Protection Program – The CAA was enacted in December 2020, which reopened and expanded the PPP. Small businesses and other entities and individuals can apply for PPP loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Since the PPP was expanded in December 2020, the Company has originated 572 additional PPP loans in the amount of $87.3 million, as we continue to help our community recover from the pandemic.

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

Following the announcement by the U.K.’s Financial Conduct Authority in July 2017 that it will no longer persuade or require banks to submit rates for the London InterBank Offered Rate (LIBOR) after 2021, central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates (IBOR) and other benchmark rates and to implement financial benchmark reforms more generally. These actions have resulted in uncertainty regarding the use of alternative reference rates (ARRs) and could cause disruptions in a variety of markets, as well as adversely impact our business, operations, and financial results.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2021 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended December 31, 2020, other than the items discussed in our Recently Issued Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended March 31, 2021 and 2020

General

Net income increased $2.0 million to $5.5 million for the three months ended March 31, 2021 from $3.5 million for the three months ended March 31, 2020. The increase in net income for the three months ended March 31, 2021 was primarily due to an increase in net interest income, which increased $3.2 million over the same period in 2020. Net income was affected by increases of $334,000 in salaries and employee benefits and $156,000 in other operating expenses compared to the same period in 2020.

Interest Income

Total interest income increased $1.2 million, or 8.1%, to $16.3 million for the three months ended March 31, 2021 from $15.1 million for the three months ended March 31, 2020. The increase was primarily the result of an increase in interest and fees on loans of $1.6 million and a increase in interest on investment securities of $29,000, but was offset by a decrease in interest on federal funds sold and interest-earning deposits of $380,000. Total average interest-earning assets increased $334.3 million, to $1.60 billion for the three months ended March 31, 2021 from $1.27 billion for the same period in 2020 primarily because of an increase in the average balance of loans of $260.8 million, a $16.0 million increase in the average balance of investment securities and an increase in the average balance of federal funds sold and interest-earning deposits with banks of $57.4million. The average yield on our interest-earning assets decreased 66 basis points to 4.13% for the three months ended March 31, 2021 as compared to 4.79% for the three months ended March 31, 2020 primarily because of lower average yields on interest earning assets due to market conditions, loans related to PPP lending with a rate of 1%, and the Federal Reserve lowering the federal interest rates to near 0%.

Interest and fees on loans increased $1.6 million, to $15.8 million for the three months ended March 31, 2021 from $14.2 million for the same period in 2020. This increase was primarily due to an increase in average loans outstanding of $260.8 million, which increased to $1.32 billion as of March 31, 2021 from $1.06 billion as of March 31, 2020. Of the $260.8 million increase in average loans, $154.2 million was attributable to average PPP loans. In addition to the growth in the loan portfolio the Federal Reserve decreased the federal interest rate to a range of 0 - 25 basis points towards the end first quarter of 2020 and have remained there, which caused decreased yields on the Bank’s asset sensitive balance sheet when compared to the same period in 2021. The average yield on loans decreased 55 basis points, or 10.2%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Interest income on federal funds sold and interest-earning deposits decreased by $380,000 to $15,000 for the three months ended March 31, 2021, from $395,000 for the three months ended March 31, 2020. The decrease was primarily due to a significant average yield decrease despite the average balance on these deposits increasing 42.1%. The average yield decreased 114 basis points, to 0.03% for the three months ended March 31, 2021 from 1.17% for the three months ended March 31, 2020. The decrease in average yield was primarily due to the decrease in the federal interest rate to a range of 0 - 25 basis points toward the end of the first quarter of 2020. The average balance of interest-earning deposits and federal funds sold increased $57.4 million to $193.8 million for the three months ended March 31, 2021 from $136.3 million for the three months ended March 31, 2020. The Bank held higher average balances in these accounts during the first quarter of 2021 while determining strategic alternatives to deploy this capital.

Interest on investment securities increased by $29,000 to $530,000 for the three months ended March 31, 2021 from $501,000 for the three months ended March 31, 2020. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $29,000, or 9.8%, to $327,000 for the three months ended March 31, 2021, from $298,000 for the three months ended March 31, 2020. Mortgage-backed securities decreased by $19,000, or 24.5%, to $58,000 for the three months ended March 31, 2021, from $77,000 for the three months ended March 31, 2020. The average yield on total securities decreased 34 basis points, to 2.39% for the three months ended March 31, 2021, from 2.73% for the same period in 2020. As a decrease in market rates resulted in stagnant yielding investments, investment income decreased accordingly despite the average balance of investment securities increasing by $16.0 million, to $89.9 million for the three months ended March 31, 2021, from $73.8 million for the three months ended March 31, 2020

Interest Expense

Total interest expense decreased $2.0 million, to $2.9 million for the three months ended March 31, 2021 from $4.8 million for the three months ended March 31, 2020, primarily due to a $1.3 million decrease in interest expense on time deposits and a $501,000 decrease in interest expense on money market deposits.

Interest expense on deposits decreased $1.9 million, to $2.6 million for the three months ended March 31, 2021 from $4.5 million for the three months ended March 31, 2020 primarily as a result of a decrease in average interest-bearing deposit yields. The decrease of expenses due to average yields was offset by an increase in average deposit balances of $136.7 million to $1.0 billion during the three months ended March 31, 2021 as compared to $893.5 million for the three months ended March 31, 2020. The increase in the average balance of interest-bearing deposits was primarily a result of a $182.4 million increase in the average balance of money market deposit accounts offset by a $88.0 million decrease in the average balance of time deposits. The large increase in money market deposits was primarily driven by accounts opened and funded in connection with PPP loans as well as our business bankers executing on our deposit gathering strategy. The average cost of deposits was 103 basis points for the three months ended March 31, 2021, compared to 203 basis points for the three months ended March 31, 2020. The average rate paid on money market deposits decreased 109 basis points to 0.27% for the three months ended March 31, 2021 from 1.36%

for the three months ended March 31, 2020. The average rate paid on interest-bearing demand deposits decreased 107 basis points to 0.33% for the three months ended March 31, 2021 from 1.40% for the three months ended March 31, 2020. The average cost of certificates of deposit decreased by 63 basis points to 1.90% for the three months ended March 31, 2021 as compared to 2.53% for the three months ended March 31, 2020. The decrease in the average cost of interest-bearing demand deposits for the three months ended March 31, 2021, in addition to a low-rate environment, was the result of our continued effort to attract and retain low cost deposits and reducing our reliance on wholesale deposits as compared to the three months ended March 31, 2020.

Interest expense on advances from the Federal Home Loan Bank decreased $50,000 to $0 for the three months ended March 31, 2021, from $50,000 for the three months ended March 31, 2020 as a result of no outstanding advances on the Federal Home Loan Bank advances for the three months ended March 31, 2021 from $10.3 million for the three months ended March 31, 2020. The average balance of the Federal Home Loan Bank advances decreased $10.3 million for the three months ended March 31, 2021, due to the repayment of advances.

Net Interest Income

Net interest income increased approximately $3.2 million, or 30.8%, to $13.5 million for the three months ended March 31, 2021 from $10.3 million for the three months ended March 31, 2020 because of our net interest-earning assets increasing $207.8 million to $558.1 million for the three months ended March 31, 2021 from $350.2 million for the three months ended March 31, 2020. The interest rate spread increased by 34 basis points to 3.02% for the three months ended March 31, 2021 from 2.68% for the three months ended March 31, 2020. The net interest margin increased by 15 basis points from 3.26% for the three months ended March 31, 2020 to 3.41% for the three months ended March 31, 2021. The net interest margin, excluding PPP loans for the three months ended March 31, 2021, was 3.20%, a decrease of 6 basis points from the same period in 2020. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin excluding PPP income, which is a non-GAAP financial measure, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

	For the Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,319,542	$15,792	4.85%	$1,058,738	$14,220	5.40%
Investment securities	89,868	530	2.39%	73,838	501	2.73%
Federal funds and interest-bearing deposits	193,755	15	0.03%	136,314	395	1.17%
Total interest-earning assets	1,603,165	$16,337	4.13%	1,268,890	$15,116	4.79%
Non-interest-earning assets	70,727			59,363
Total assets	$1,673,892			$1,328,253
Interest-bearing liabilities:
Interest-bearing demand deposits	$68,593	$55	0.33%	$33,558	$117	1.40%
Money market deposits	412,554	277	0.27%	230,158	778	1.36%
Savings and NOW deposits	69,993	42	0.24%	62,699	64	0.41%
Time deposits	479,136	2,250	1.90%	567,112	3,566	2.53%
Total interest-bearing deposits	1,030,276	2,624	1.03%	893,527	4,525	2.03%
Federal Home Loan Bank advances	—	—	—	10,330	50	1.95%
Subordinated debt	14,838	238	6.51%	14,809	241	6.55%
Total interest-bearing liabilities	1,045,114	$2,862	1.11%	918,666	$4,816	2.11%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	458,051			270,422
Total liabilities	1,503,165			1,189,088
Stockholders’ Equity	170,727			139,165
Total liabilities and Stockholders’ equity	$1,673,892			$1,328,253
Net interest income		$13,475			$10,300
Interest rate spread (2)			3.02%			2.68%
Net interest-earning assets (3)	$558,051			$350,224
Net interest margin (4)			3.41%			3.26%
Net interest margin, excluding PPP loans			3.20%			3.26%
Average interest-earning assets to average interest-bearing liabilities	153.40%			138.12%

(1)	Includes loans classified as non-accrual and held for sale
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended
	March 31, 2021 and 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$9,032	$(7,460)	$1,572
Investment securities	325	(296)	29
Federal funds and interest-bearing deposits	815	(1,195)	(380)
Total interest-earning assets	10,172	(8,951)	1,221
Interest-bearing liabilities:
Interest-bearing demand deposits	47,561	(47,623)	(62)
Money market deposit accounts	2,225	(2,726)	(501)
Savings and NOW accounts	42	(64)	(22)
Time deposits	(509)	(807)	(1,316)
Total deposits	49,319	(51,220)	(1,901)
Federal Home Loan Bank advances	(50)	—	(50)
Subordinated debt	(3)	—	(3)
Total interest-bearing liabilities	49,266	(51,220)	(1,954)
Change in net interest income	$(39,094)	$42,269	$3,175

Provision for Loan Losses

Management believes that the provision recorded for the period ended March 31, 2021 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, and credit quality. In performing our assessment of the allowance for loan losses as of March 31, 2021, management compiled and analysed extensive amounts of information, including additional relief requested and conversations with borrowers, to make an objective estimate of potential losses caused by the COVID-19 pandemic. Using that information, we stressed the portfolio through the lens of an escalated economic shutdown that is above and beyond a normal operating environment. Because this stressed economy is the result of a health pandemic, there is uncertainty about the duration COVID-19 will have on our borrowers. In response to this uncertainty, we created and incorporated a COVID-19 qualitative factor within our allowance to isolate and monitor going forward the heightened stresses our borrowers are facing. We will continuously review the loan portfolio to determine the depth and breadth of potential loan losses associated with the pandemic. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the loan portfolio that may arise from this crisis, additional provision expenses may be required. The Board and management agreed to continue to work expeditiously with borrowers to analyze the loan portfolio with a goal of timely identifying, provisioning, and reporting probable losses that could occur throughout the course of the pandemic.

The provision for loan losses, which is an operating expense, is maintained to ensure that the allowance for loan losses is maintained at levels we consider necessary and appropriate to absorb both probable and reasonably estimated credit losses at a balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans. The amount of the allowance is based on estimates, and actual losses may vary from such estimates as more information becomes available over time or economic conditions change. This evaluation is inherently subjective, as it requires estimates and assumptions that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed monthly and provisions are made for loan losses as required in order to maintain the allowance.

Provision for loan losses decreased by $30,000 to $320,000 for the three months ended March 31, 2021 from $350,000 for the three months ended March 31, 2020 primarily as a result of additional loan growth. The increase in loan originations, which totaled approximately $71.1 million for the three months ended March 31, 2020 compared to loan originations, of $122.1 million for the three months ended March 31, 2021, included $87.3 million in PPP loans as the program had been extended during the first quarter of 2021. The Company has not provisioned any allowance for loan losses for PPP loans as they are guaranteed by SBA. Non-performing loans decreased $59,000 from $208,000 at March 31, 2020 to $149,000 as of March 31, 2021. During the three months ended March 31, 2021, special mention loans decreased $2.7 million for a balance of $2.2 million, compared to the same period in 2020. Substandard loans increased $17.0 million of March 31, 2021 compared to March 31, 2020. Of the substandard loans as of March 31, 2021, four loans comprise 85.4% of the substandard pool. These loans were initially impacted by the pandemic and were downgraded out of an abundance of caution while cash flows increase to pre-pandemic levels. Management does not believe there will be losses associated with these credits. During the three months ended March 31, 2021, there were no charge-offs incurred, and recoveries of $18,000 were received.

Non-Interest Income

Non-interest income increased $32,000, or 2.3%, to $1.4 million for the three months ended March 31, 2021 from $1.4 million for the three months ended March 31, 2020. The increase in non-interest income was primarily due to increases in net gains on sale of loans of $344,000 and $58,000 in other fee income for the three months ended March 31, 2021. The loan sale was initiated for portfolio management purposes. These increases were offset by a decrease in fee income related to loan swaps of $403,000. The Company continues to focus on increasing fee income through loan swaps strategically.

Non-Interest Expense

Non-interest expense increased $666,000, or 9.3%, to $7.8 million for the three months ended March 31, 2021 from $7.1 million for the three months ended March 31, 2020 primarily because of increases in salary and employee benefits of $334,000 and other operating expenses of $156,000. Salaries and employee benefits expense increased by $334,000 to $4.8 million for the three months ended March 31, 2021 from $4.4 million for the three months ended March 31, 2020. Other operating expenses increased $156,000, or 12.1%, to $1.4 million for the three months ended March 31, 2021 from $1.3 million for the three months ended March 31, 2020 due to increases in professional and consulting fees and fees related to investments in technology infrastructure. Franchise taxes increased approximately $44,000 to $386,000 for the three months ended March 31, 2021 from $342,000 for the three months ended March 31, 2020 because of the increase in the Company’s capital as of March 31, 2021 compared to the balance sheet as of March 31, 2020. FDIC insurance premiums increased approximately $80,000 to $360,000 for the three months ended March 31, 2021 from $280,000 for the three months ended March 31, 2020.

Income Tax Expense

Income tax expense increased $591,000, or 78.7%, to a tax expense of $1.3 million for the three months ended March 31, 2021 from a tax expense of $751,000 for the three months ended March 31, 2020. The increase in federal income tax expense for the three months ended March 31, 2021 compared to the same period a year ago was driven by the increase in income before income taxes of $2.6 million, or 60.9%, to income before income tax of $6.8 million as of March 31, 2021 compared to income before income tax of $4.2 million for the same period in the prior year. As a result of expanding into the District of Columbia, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $60,000 for the three months ended March 31, 2021. For the three months ended March 31, 2021, the Company had an effective tax expense rate of 19.8%, compared to effective tax expense rate of 17.8% for the three months ended March 31, 2020.

Comparison of Statements of Financial Condition at March 31, 2021 and at December 31, 2020

Total Assets

Total assets increased $99.9 million, or 6.1%, to $1.7 billion at March 31, 2021 from $1.6 billion at December 31, 2020. The increase was primarily the result of increases in the loan portfolio of $68.8 million and $62.5 million in cash equivalents. These increases were offset by a decrease of $57.0 million in loans held for sale as of March 31, 2021.

Investment Securities

Investment securities increased $36.5 million, or 21.5%, from $169.9 million at December 31, 2020 to $206.5 million at March 31, 2021. The increase was primarily in the available-for-sale portfolio, particularly in U.S treasury securities. At March 31, 2021, our held-to-maturity portion of the securities portfolio, at amortized cost, was $26.4 million, and our available-for-sale portion of the securities portfolio, at fair value, was $180.0 million compared to our held-to-maturity portion of the securities portfolio of $22.5 million and our available-for-sale portion of the securities portfolio of $147.4 million at December 31, 2020.

Net Loans

Net loans increased $68.8 million, or 5.6%, to $1.30 billion at March 31, 2021 from $1.23 billion at December 31, 2020. Residential real estate loans decreased $1.9 million, or 1.0%, to $181.6 million at March 31, 2021 from $183.5 million at December 31, 2020. Commercial real estate loans increased by $32.2 million from $466.9 million at December 31, 2020 to $499.1 million at March 31, 2021. Commercial and industrial loans increased by $42.5 million from $230.0 million at December 31, 2020 to $272.5 million at March 31, 2021. Paycheck Protection Program loans comprised $179.8 million of this portfolio as of March 31, 2021. Commercial and industrial loans, excluding PPP loans, decreased by $3.6 million from December 31, 2020 to March 31, 2021. Construction loans increased $2.5 million to $327.4 million at March 31, 2021 from $324.9 million at December 31, 2020. Consumer loans decreased by $4.5 million from $44.1 million at December 31, 2020 to $39.6 million at March 31, 2021. The $4.5 million decrease in consumer loans is a result of management’s decision to let this portfolio amortize off the balance sheet.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of year	$12,877	$9,584
Charge-offs:
Commercial real estate	—	(1)
Commercial and industrial	—	(1,792)
Consumer	—	(60)
Total charge-offs	—	(1,853)
Recoveries:
Residential real estate	—	2
Commercial real estate	—	—
Commercial and industrial	5	1,526
Consumer	13	8
Total recoveries	18	1,536
Net (charge-offs) recoveries	18	(317)
Provision for loan losses	320	3,610
Balance at end of period	$13,215	$12,877
Ratios:
Net charge offs to average loans outstanding	N/A	0.03%
Allowance for loan losses to non-performing loans at end of period	8,869.13	8,642.28
Allowance for loan losses to gross loans at end of period	1.00%	1.03%
Allowance for loan losses to gross loans at end of period, excluding PPP loans	1.16%	1.16%

Deposits

Deposits increased $99.9 million, or 6.9% to $1.54 billion at March 31, 2021 from $1.44 billion at December 31, 2020. Our core deposits increased $411.8 million, or 62.9%, to $1.07 billion at March 31, 2021 from $654.2 million at December 31, 2020. The increase in core deposits primarily was driven by accounts generated to service the PPP loans the Bank generated and new deposit growth initiatives. Non-interest bearing demand deposits increased $122.0 million, or 32.9%, to $492.5 million at March 31, 2021 from $370.5 million at December 31, 2020. Certificates of deposit increased $65.0 million, or 13.1%, to $561.8 million at March 31, 2021 from $496.7 million at December 31, 2020. Offsetting these increases was a decrease in money market deposits of $84.1 million, or 19.7%, to $342.5 million at March 31, 2021 from $426.6 million at December 31, 2020. The decrease in money market deposit accounts was primarily the result of executing on a strategy to continue decreasing our cost of funds.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans:
Residential Real Estate	$149	$149
Total non-accrual loans	149	149
Total non-performing loans	149	149
Other real estate owned	1,180	1,180
Total non-performing assets	$1,329	$1,329
Ratios:
Total non-performing loans to gross loans receivable	0.01%	0.01%
Total non-performing loans to total assets	0.01%	0.01%
Total non-performing assets to total assets	0.08%	0.08%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities; however, the Company also utilizes wholesale deposits as a funding source in addition to customer deposits. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, federal funds purchased, and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had no Federal Home Loan Bank advances outstanding and unused borrowing capacity of $410.7 million as of March 31, 2021. The Company has the ability to borrow up to 100% of our PPP outstanding loan balances as of March 31, 2021, through the Paycheck Protection Program Lending Facility, however we were able to fund these loans through our own capital at this time. Additionally, at March 31, 2021, we had the ability to borrow up to $104.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2021.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2021, cash and cash equivalents totaled $170.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $180.0 million at March 31, 2021.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $44.0 million and $5.5 million for the three months ended March 31, 2021 and March 31, 2020, respectively. There were no sales of securities in the three months ended March 31, 2021, however one held-to maturity security was called while in a gain position of $3,000. There were no sales of securities for the three months ended March 31, 2020. Net cash used in investing activities, which consist primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $80.9 million and $38.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Net cash provided by financing activities was $99.4 million and $40.6 million for the three months ended March 31, 2021 and 2020, respectively, which consisted primarily of increases in interest bearing and non-interest bearing deposits of $99.9 million and $71.6 million offset by net repayments $30.0 million from the Federal Home Loan Bank for the three months ended March 31, 2020.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2021, totaled $257.2 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2021, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for March 31, 2021 and December 31, 2020, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2021 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2021, the Company and the Bank meet all capital adequacy requirements to which each is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
Total capital (to risk-weighted assets)	$194,431	15.43%	$100,824	≥ 8.0%	$126,030	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$181,216	14.38%	$56,714	≥ 4.5%	$100,824	> 8.0%
Tier 1 capital (to risk-weighted assets)	$181,216	14.38%	$75,619	≥ 6.0%	$100,824	> 8.0%
Tier 1 capital (to average assets)	$181,216	10.83%	$66,926	≥ 4.0%	$83,658	> 5.0%
As of December 31, 2020
Total capital (to risk-weighted assets)	$189,534	14.60%	$103,872	≥ 8.0%	$129,840	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$176,657	13.61%	$58,428	≥ 4.5%	$103,872	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$176,657	13.61%	$77,904	≥ 6.0%	$103,872	≥ 8.0%
Tier 1 capital (to average assets)	$176,657	10.78%	$65,557	≥ 4.0%	$81,946	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2021, we had outstanding loan commitments of $227.0 million and outstanding stand-by letters of credit of $672,000. We anticipate that we will have sufficient funds available to meet our current lending commitments.

Use of Certain Non-GAAP Financial Measures

The accounting and reporting policies of the Company conform to U.S. GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance. These measures include adjusted net interest income and net interest margin.

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods and other financial institutions. The non-GAAP measures used by management enhance comparability by excluding the effects of items that do not reflect ongoing operating performance, including non-recurring gains or charges. These non-GAAP financial measures should not be considered an alternative to U.S. GAAP-basis financial statements, and other bank holding companies may define or calculate these or similar measures differently. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable U.S. GAAP financial measures is presented below.

	For the three months ended March 31,
	2021	2020
Net interest margin adjusted
Net interest income (GAAP)	$13,475	$10,300
Less: PPP fees recognized	386	—
Less: PPP interest income earned	1,642	—
Net interest income, excluding PPP income (non-GAAP)	11,447	10,300

Average interest earning assets (GAAP)	1,603,165	1,268,890
Less: average PPP loans	154,233	—
Average interest earning assets, excluding PPP (non-GAAP)	1,448,932	1,268,890
Net interest margin, excluding PPP (non-GAAP)	3.20%	3.26%

	For the three months ended March 31,
	2021	2020
Allowance for loan losses, adjusted
Allowance for loan losses (GAAP)	$13,215	$9,898
Total gross loans (GAAP)	1,320,254	1,072,132
Less: PPP loans	179,835	—
Total gross loans, excluding PPP loans (non-GAAP)	1,140,419	1,072,132
Allowance for loan losses to total loans, excluding PPP (non-GAAP)	1.16%	0.92%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2021. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no significant effect or impact on internal controls over financial reporting with the Company’s transition to a remote/work from home environment.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2021, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies. Reference is made to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 23, 2021.

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

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: May 14, 2021	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)