Form 10-Q
period 2021-06-30
MainStreet Bancshares, Inc.
filed 2021-08-12
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 9, 2021, there were 7,550,714 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of June 30, 2021 and December 31, 2020 (Dollars in thousands, except share and per share data)

	At June 30, 2021 (unaudited)	At December 31, 2020 (*)
Assets
Cash and due from banks	$120,121	$75,935
Federal funds sold	56,164	31,593
Cash and cash equivalents	176,285	107,528
Investment securities available-for-sale, at fair value	165,791	147,414
Investment securities held-to-maturity, at amortized cost	26,136	22,520
Restricted securities, at cost	5,039	4,616
Loans held for sale	—	57,006
Loans, net of allowance for loan losses of $11,133 and $12,877, respectively	1,256,436	1,230,379
Premises and equipment, net	13,929	14,289
Other real estate owned, net	1,158	1,180
Accrued interest and other receivables	8,752	9,604
Bank owned life insurance	35,736	25,341
Other assets	18,433	23,288
Total Assets	$1,707,695	$1,643,165
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$486,001	$370,497
Interest bearing demand deposits	68,028	70,307
Savings and NOW deposits	72,353	74,099
Money market deposits	310,303	426,600
Time deposits	528,247	496,743
Total deposits	1,464,932	1,438,246
Subordinated debt, net	40,576	14,834
Other liabilities	22,559	22,420
Total Liabilities	1,528,067	1,475,500
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding as of June 30, 2021 and December 31, 2020	27,263	27,263
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 7,549,398 shares (including 187,882 nonvested shares) for June 30, 2021 and 7,443,842 shares (including 161,435 nonvested shares) for December 31, 2020	29,446	29,130
Capital surplus	66,667	66,116
Retained earnings	55,676	44,179
Accumulated other comprehensive income	576	977
Total Stockholders’ Equity	179,628	167,665
Total Liabilities and Stockholders’ Equity	$1,707,695	$1,643,165

*	Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income (Loss) for the Three and Six months ended June 30, 2021 and 2020 (Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income
Interest and fees on loans	$15,257	$14,399	$31,049	$28,619
Interest on investments securities	597	496	1,127	997
Interest on federal funds sold	20	9	35	404
Total Interest Income	15,874	14,904	32,211	30,020
Interest Expense
Interest on interest bearing DDA deposits	55	36	110	153
Interest on savings and NOW deposits	47	50	89	114
Interest on money market deposits	220	474	497	1,252
Interest on time deposits	1,994	3,333	4,244	6,900
Interest on Federal Home Loan Bank advances and other borrowings	—	44	—	94
Interest on subordinated debt	567	241	805	482
Total Interest Expense	2,883	4,178	5,745	8,995
Net Interest Income	12,991	10,726	26,466	21,025
Provision for (Recovery of) Loan Losses	(2,080)	5,575	(1,760)	5,925
Net Interest Income After (Recovery of) Provision For Loan Losses	15,071	5,151	28,226	15,100
Non-Interest Income
Deposit account service charges	621	433	1,160	920
Bank owned life insurance income	218	198	395	397
Loan swap fee income	—	423	—	826
Net gain on held-to-maturity securities	—	—	3	—
Net gain on sale of loans	130	—	474	—
Other fee income	586	264	969	589
Total Non-Interest Income	1,555	1,318	3,001	2,732
Non-Interest Expense
Salaries and employee benefits	4,663	4,263	9,430	8,696
Furniture and equipment expenses	500	500	1,026	954
Advertising and marketing	402	191	677	447
Occupancy expenses	387	311	693	578
Outside services	280	205	616	481
Administrative expenses	141	177	291	341
Other operating expenses	1,500	1,713	2,950	3,005
Total Non-Interest Expense	7,873	7,360	15,683	14,502
Income (Loss) Before Income Taxes	8,753	(891)	15,544	3,330
Income Tax Expense (Benefit)	1,627	(257)	2,969	494
Net Income (Loss)	$7,126	$(634)	$12,575	$2,836
Preferred Stock Dividends	539	—	1,078	—
Net Income (Loss) Available To Common Shareholders	$6,587	$(634)	$11,497	$2,836
Net Income (Loss) Per Common Share:
Basic	$0.87	$(0.08)	$1.53	$0.34
Diluted	$0.87	$(0.08)	$1.53	$0.34

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Six Months Ended June 30, 2021 and 2020 (Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Comprehensive Income (Loss), net of taxes
Net Income (Loss)	$7,126	$(634)	$12,575	$2,836
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period (net of tax (benefit) expense, $113 and $32, respectively, for the three months ended June 30, and ($123) and $137, respectively for the six months ended June 30).	416	121	(411)	521
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $1 and $1, respectively, for the three months ended June 30, and $2 and $2, respectively, for the six months ended June 30).	5	5	10	10
Other comprehensive income (loss)	421	126	(401)	531
Comprehensive Income (Loss)	$7,547	$(508)	$12,174	$3,367

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the Three and Six months ended June 30, 2021 and 2020 (Dollars in thousands)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Total
Balance, March 31, 2021	$27,263	$29,437	$66,233	$49,089	$155	$172,177
Vesting of restricted stock	—	9	(9)	—	—	—
Stock based compensation expense	—	—	443	—	—	443
Dividends on preferred stock	—	—	—	(539)	—	(539)
Net income	—	—	—	7,126	—	7,126
Other comprehensive income	—	—	—	—	421	421
Balance, June 30, 2021	$27,263	$29,446	$66,667	$55,676	$576	$179,628

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2020	$27,263	$29,130	$66,116	$44,179	$977	$167,665
Vesting of restricted stock	—	316	(316)	—	—	—
Stock based compensation expense	—	—	867	—	—	867
Dividends on preferred stock	—	—	—	(1,078)	—	(1,078)
Net income	—	—	—	12,575	—	12,575
Other comprehensive loss	—	—	—	—	(401)	(401)
Balance, June 30, 2021	$27,263	$29,446	$66,667	$55,676	$576	$179,628

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total
Balance, March 31, 2020	$32,418	$74,482	$32,567	$828	$140,295
Vesting of restricted stock	15	(15)	—	—	—
Stock based compensation expense	—	383	—	—	383
Net loss	—	—	(634)	—	(634)
Other comprehensive income	—	—	—	126	126
Balance, June 30, 2020	$32,433	$74,850	$31,933	$954	$140,170

				Accumulated Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2019	$32,397	$75,117	$29,097	$423	$137,034
Vesting of restricted stock	276	(276)	—	—	—
Stock based compensation expense	—	759	—	—	759
Common stock repurchased	(240)	(750)	—	—	(990)
Net income	—	—	2,836	—	2,836
Other comprehensive income	—	—	—	531	531
Balance, June 30, 2020	$32,433	$74,850	$31,933	$954	$140,170

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the six months ended June 30,	2021	2020
Cash Flows from Operating Activities
Net income	$12,575	$2,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	933	844
Deferred income tax benefit	(234)	(2,346)
Provision for (recovery of) loan losses	(1,760)	5,925
Writedown of other real estate owned	22	32
Gain on sale of loans	(474)	—
Stock based compensation expense	867	759
Income from bank owned life insurance	(395)	(397)
Subordinated debt amortization expense	105	14
Gain on disposal of premises and equipment	(30)	(34)
Gain on call of held-to-maturity securities	(3)	—
Proceeds from sale of loans	31,304	—
Amortization of operating lease right-of-use assets	189	192
Change in:
Accrued interest receivable and other receivables	847	(2,038)
Other assets	5,005	(8,874)
Other liabilities	139	7,650
Net cash provided by operating activities	49,090	4,563
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	2,931	4,247
Maturities	215,000	110,000
Purchases	(237,040)	(112,871)
Activity in held-to-maturity securities:
Purchases	(5,499)	—
Called	1,775	—
Purchases of restricted investment in bank stock	(750)	(159)
Redemption of restricted investment in bank stock	327	1,275
Net (increase) decrease in loan portfolio	1,879	(234,512)
Purchase of bank owned life insurance	(10,000)	—
Proceeds from sale of premises and equipment	51	51
Purchases of premises and equipment	(252)	(803)
Net cash used in investing activities	(31,578)	(232,772)
Cash Flows from Financing Activities
Net increase in non-interest deposits	115,504	135,397
Net increase (decrease) in interest bearing demand, savings, and time deposits	(88,818)	135,312
Net decrease in Federal Home Loan Bank advances and other borrowings	—	(30,000)
Net increase in subordinated debt, net issuance costs	25,637	—
Cash dividends paid on preferred stock	(1,078)	—
Repurchases of common stock	—	(990)
Net cash provided by financing activities	51,245	239,719
Increase in Cash and Cash Equivalents	68,757	11,510
Cash and Cash Equivalents, beginning of period	107,528	64,844
Cash and Cash Equivalents, end of period	$176,285	$76,354
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$6,265	$9,213
Cash paid during the period for income taxes	$4,104	$1,924
Right of use assets obtained in exchange for new operating lease liabilities	$1,907	$—
Loans transferred from held-for-investment to held-for-sale	$26,046	$—

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

On April 18, 2019, the Company completed the registration of its common stock with the Securities Exchange Commission (the “SEC”) through its filing of a General Form for Registration of Securities on Form 10 (“Form 10”), pursuant to Section 12(b) of the Securities Exchange Act of 1934. The Company is considered an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act,” and as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act.” We are also a “smaller reporting company” as defined in Exchange Act Rule 12b-2. As such, we may elect to comply with certain reduced public company reporting requirements in future reports that we file with the Securities and Exchange Commission, or the “SEC.”

We were approved to list shares of our common stock on the Nasdaq Capital Market under our current symbol “MNSB” as of April 22, 2019. We were approved to list depositary shares of preferred stock on the Nasdaq Capital Market on the symbol “MNSBP” as of September 16, 2020. Each depositary share represents a 140th interest in a share of 7.50% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock.

MainStreet Bank (the “Bank”) is headquartered in Fairfax, Virginia where it also operates a branch. The Bank was incorporated on March 28, 2003 and received its charter from the Bureau of Financial Institutions of the Commonwealth of Virginia (the “Bureau”) on March 16, 2004. The Bank commenced regular operations on May 26, 2004 and is supervised by the Bureau and the Federal Reserve. The Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank places special emphasis on serving the needs of individuals, and small and medium-sized business and professional concerns in the Washington, D.C. metropolitan area.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2020 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K filed by the Company with the SEC on March 23, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period.

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

Investment securities – The Bank’s investment securities are classified as either held to maturity, available for sale or trading. At June 30, 2021 and December 31, 2020, the Bank held approximately $26.1 million and $22.5 million, respectively, in securities classified as held to maturity. The Bank held no securities classified as trading. Municipal securities that were originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. At June 30, 2021 and December 31, 2020, the unamortized unrealized loss was $41,926 and $54,836, respectively, before tax, and remains in accumulated other comprehensive income, net of tax.

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

Restricted equity securities consist of the Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $4.1 million and $821,800 respectively, as of June 30, 2021, compared to $3.3 million and $1.1 million, respectively, as of December 31, 2020. Restricted equity securities also consisted of $126,800 in Community Bankers Bank stock at June 30, 2021 and December 31, 2020. This restricted stock is recorded at cost because its ownership is restricted, and it lacks a market for resale. The Bank is required to maintain Federal Reserve Bank stock at a level of 6% of capital and surplus. The FHLB requires the Bank to maintain stock, at a minimum, in an amount equal to 4.5% of outstanding borrowings and 0.20% of total assets. When evaluating restricted stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Bank does not consider these investments to be impaired at June 30, 2021 or December 31, 2020 and no previous impairment has been recognized.

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

Troubled Debt Restructuring (TDR) occurs when the Bank agrees to modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation of a loan as a TDR, the Bank evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Bank concludes that the borrower is able to continue making such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may be eligible to be removed from TDR status in periods after the restructuring depending on the performance of the loan. As of June 30, 2021, and December 31, 2020, the Bank had no loans classified as TDRs. For additional discussion see “Note 3. Loans Receivable” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of June 30, 2021, and December 31, 2020, there were no such liabilities recorded.

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

Earnings per share – Net income per common share has been determined under the provisions of FASB ASC 260, “Earnings Per Share” and has been computed based on the weighted average common shares outstanding during the three and six months ended June 30, (7,546,452 and 7,535,061, respectively, for 2021 and 8,263,370 and 8,275,344, respectively, for 2020). Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The only potential dilutive stock of the Company as defined in FASB ASC 260 would be stock options granted to various directors, officers, and employees of the Company. There were no such options outstanding at June 30, 2021 or June 30, 2020. Restricted stock is included in the computation of basic earnings per share as the holder is entitled to full benefits of a stockholder during the vesting period.

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

Impact of Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the SEC and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a Committee to oversee the accounting impact of this ASU. In anticipation of the ASU, the Company is working with a third party to compile data and develop an estimate using historical and qualitative data based on the requirements of ASU 2016-13 and have begun to test parallel models.

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

In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is monitoring developments into rates that may be acceptable alternatives to LIBOR and working with those we have a relationship with that could be impacted by a change in reference rate from LIBOR. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

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

In December 2020, the Consolidated Appropriations Act of 2021 (the “CAA”) was passed.  Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic. There was no material impact on the Company’s consolidated financial statements.

Note 2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$100,000	$—	$—	$100,000
Collateralized Mortgage Backed	27,158	207	(492)	26,873
Subordinated Debt	6,220	45	(7)	6,258
Municipal Securities	25,345	1,290	(162)	26,473
U.S. Governmental Agencies	6,314	—	(127)	6,187
Total	$165,037	$1,542	$(788)	$165,791

Investment securities held-to-maturity was comprised of the following:

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$18,177	$976	$—	$19,153
Subordinated Debt	7,959	—	—	7,959
Total	$26,136	$976	$—	$27,112

Investment securities available-for-sale was comprised of the following:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$90,000	$—	$—	$90,000
Collateralized Mortgage Backed	24,743	282	(129)	24,896
Subordinated Debt	3,250	29	(1)	3,278
Municipal Securities	21,348	1,257	—	22,605
U.S. Governmental Agencies	6,785	—	(150)	6,635
Total	$146,126	$1,568	$(280)	$147,414

Investment securities held-to-maturity was comprised of the following:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$20,015	$1,058	$—	$21,073
Subordinated Debt	2,505	—	—	2,505
Total	$22,520	$1,058	$—	$23,578

The scheduled maturities of securities available-for-sale and held-to-maturity at June 30, 2021 were as follows:

	June 30, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$100,002	$100,002	$—	$—
Due from one to five years	1,005	1,020	1,202	1,233
Due from after five to ten years	6,220	6,258	5,971	6,333
Due after ten years	57,810	58,511	18,963	19,546
Total	$165,037	$165,791	$26,136	$27,112

Securities with a fair value of $681,180 and $269,075 at June 30, 2021 and December 31, 2020, respectively, were pledged to secure FHLB advances.

There were no securities sold from the available-for-sale portfolio for both the six months ended June 30, 2021 and 2020. During the six months ended June 30, 2021, one held-to-maturity security was called and resulted in a gain of $3,197.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$18,970	$(492)	$—	$—	$18,970	$(492)
Subordinated Debt	1,643	(7)	—	—	1,643	(7)
Municipal securities	5,395	(162)	—	—	5,395	(162)
U.S Governmental Agencies	—	—	6,187	(127)	6,187	(127)
Total	$26,008	$(661)	$6,187	$(127)	$32,195	$(788)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$14,971	$(129)	$—	$—	$14,971	$(129)
Subordinated Debt	749	(1)	—	—	749	(1)
U.S Government Agencies	—	—	6,785	(150)	6,785	(150)
Total	$15,720	$(130)	$6,785	$(150)	$22,505	$(280)

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

At June 30, 2021, there were two collateralized mortgage backed securities with fair values totaling $19.0  million were in an unrealized loss position of less than 12 months. At June 30, 2021 four subordinated debt securities with fair values totaling approximately $1.6 million were in an unrealized loss position of less than 12 months. At June 30, 2021 four municipal securities with fair values totaling approximately $5.4 million were in an unrealized loss position of less than 12 months. At June 30, 2021 nine U.S. government agencies with fair values totaling approximately $6.1 million were in an unrealized loss position of more than 12 months. At June 30, 2021, there were no held-to-maturity securities in an unrealized loss position. The Bank does not consider any of the securities in the available for sale or held to maturity portfolio to be other-than-temporarily impaired at June 30, 2021 and December 31, 2020.

All municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at June 30, 2021 and December 31, 2020 was $41,926 and $54,836, respectively.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Residential Real Estate:
Single family	$136,547	$139,338
Multifamily	53,031	43,332
Farmland	848	861
Commercial Real Estate:
Owner-occupied	149,553	141,813
Non-owner occupied	353,962	325,085
Construction and Land Development	328,480	324,906
Commercial – Non Real-Estate:
Commercial & Industrial	218,414	230,027
Consumer – Non Real-Estate:
Unsecured	256	241
Secured	33,387	43,832
Total Gross Loans	1,274,478	1,249,435
Less: unearned fees, net	(6,909)	(6,178)
Less: unamortized discount on consumer secured loans	—	(1)
Less: allowance for loan losses	(11,133)	(12,877)
Net Loans	$1,256,436	$1,230,379

The unsecured consumer loans above include $256,000 and $241,000 of overdrafts reclassified as loans at June 30, 2021 and December 31, 2020, respectively.

The commercial and industrial loans above include $124.6 million and $135.2 million in Paycheck Protection Program loans at June 30, 2021 and December 31, 2020, respectively.

The Company held $0 and $57.0 million in loans for sale at June 30, 2021 and December 31, 2020, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2021 and 2020.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended June 30, 2021	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,200	$6,895	$3,492	$146	$1,482	$13,215
Charge-offs	—	—	—	(4)	—	(4)
Recoveries	—	—	—	—	2	2
Provision	(40)	(1,073)	(871)	(10)	(86)	(2,080)
Ending Balance	$1,160	$5,822	$2,621	$132	$1,398	$11,133
Ending Balance:
Individually evaluated for Impairment	$—	$—	$18	$—	$—	$18
Collectively evaluated for Impairment	$1,160	$5,822	$2,603	$132	$1,398	$11,115

For the six months ended June 30, 2021
Beginning Balance	$1,223	$6,552	$3,326	$371	$1,405	$12,877
Charge-offs	—	—	—	(4)	—	(4)
Recoveries	—	—	—	13	7	20
Provision	(63)	(730)	(705)	(248)	(14)	(1,760)
Ending Balance	$1,160	$5,822	$2,621	$132	$1,398	$11,133
Ending Balance:
Individually evaluated for Impairment	$—	$—	$18	$—	$—	$18
Collectively evaluated for Impairment	$1,160	$5,822	$2,603	$132	$1,398	$11,115

	Real Estate
For the three months ended June 30, 2020	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,001	$4,530	$2,288	$525	$1,554	$9,898
Charge-offs	—	—	—	—	(1,746)	(1,746)
Recoveries	—	—	—	—	4	4
Provision	83	2,493	585	805	1,609	5,575
Ending Balance	$1,084	$7,023	$2,873	$1,330	$1,421	$13,731
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$1	$1
Collectively evaluated for Impairment	$1,084	$7,023	$2,873	$1,330	$1,420	$13,730

For the six months ended June 30, 2020
Beginning Balance	$1,030	$4,254	$2,180	$568	$1,552	$9,584
Charge-offs	—	(1)	—	—	(1,793)	(1,794)
Recoveries	—	—	—	3	13	16
Provision	54	2,770	693	759	1,649	5,925
Ending Balance	$1,084	$7,023	$2,873	$1,330	$1,421	$13,731
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$1	$1
Collectively evaluated for Impairment	$1,084	$7,023	$2,873	$1,330	$1,420	$13,730

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

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of June 30, 2021 and December 31, 2020:

June 30, 2021
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$190,426	$148	$190,278
Commercial Real Estate	503,515	1,082	502,433
Construction and Land Development	328,480	835	327,645
Commercial & Industrial	218,414	31	218,383
Consumer	33,643	—	33,643
Total	$1,274,478	$2,096	$1,272,382

December 31, 2020
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$182,499	$301	$182,198
Commercial Real Estate	467,930	1,088	466,842
Construction and Land Development	324,906	—	324,906
Commercial & Industrial	230,027	58	229,969
Consumer	44,073	—	44,073
Total	$1,249,435	$1,447	$1,247,988

The following table summarizes information in regard to impaired loans by loan portfolio class as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$148	$148	$—	$301	$301	$—
Commercial Real Estate
Non-owner Occupied	1,082	1,082	—	1,088	1,088	—
Commercial & Industrial	31	31	—	58	58	—
Total	$1,261	$1,261	$—	$1,447	$1,447	$—

With an allowance recorded
Construction and Land Development	$835	$835	$18	$—	$—	$—
Total	$2,096	$2,096	$18	$1,447	$1,447	$—

The following table presents additional information regarding the impaired loans for the three and six months ended June 30, 2021:

	Three Months Ended June 30,
	2021		2020
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$225	$2	$306	$3
Commercial Real Estate
Non-owner Occupied	1,081	17	1,098	—
Commercial & Industrial	37	1	460	9
Consumer
Secured	—	—	134	4
Total	$1,343	$20	$1,998	$16

With an allowance recorded
Construction and Land Development	$835	$5	$64	$1
Total	$2,178	$25	$2,062	$17

	Six Months Ended June 30,
	2021		2020
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$250	$5	$307	$6
Commercial Real Estate
Non-owner Occupied	1,081	33	1,099	17
Commercial & Industrial	44	1	460	9
Consumer
Secured	—	—	137	4
Total	$1,375	$39	$2,003	$36

With an allowance recorded
Construction and Land Development	$835	$5	$66	$1
Total	$2,210	$44	$2,069	$37

If interest on nonaccrual loans had been accrued, such income would have been $0 and $41,290 for the six months ended June 30, 2021 and 2020.

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Residential Real Estate
Single family	$—	$149
Total	$—	$149

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

The following tables summarize the aggregate Pass and criticized categories of Watch, Special Mention, and Substandard within the Company’s internal risk rating system as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$134,115	$—	$741	$1,691	$136,547
Multifamily	53,031	—	—	—	53,031
Farmland	848	—	—	—	848
Commercial Real Estate:
Owner occupied	145,443	3,239	—	871	149,553
Non-owner occupied	259,530	61,025	15,275	18,132	353,962
Construction & Land Development	308,630	19,850	—	—	328,480
Commercial – Non Real Estate:
Commercial & Industrial	209,393	4,392	397	4,232	218,414
Consumer – Non Real Estate:
Unsecured	256	—	—	—	256
Secured	33,387	—	—	—	33,387
Total	$1,144,633	$88,506	$16,413	$24,926	$1,274,478

	December 31, 2020
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$137,937	$—	$738	$663	$139,338
Multifamily	43,332	—	—	—	43,332
Farmland	861	—	—	—	861
Commercial Real Estate:
Owner occupied	136,257	5,556	—	—	141,813
Non-owner occupied	264,546	59,453	—	1,086	325,085
Construction & Land Development	322,149	2,757	—	—	324,906
Commercial – Non Real Estate:
Commercial & Industrial	225,012	4,059	591	365	230,027
Consumer – Non Real Estate:
Unsecured	241	—	—	—	241
Secured	43,832	—	—	—	43,832
Total	$1,174,167	$71,825	$1,329	$2,114	$1,249,435

The following tables present the segments of the loan portfolio summarized by aging categories as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$136,547	$136,547	$—
Multifamily	—	—	—	—	53,031	53,031	—
Farmland	—	—	—	—	848	848	—
Commercial Real Estate:
Owner occupied	—	—	—	—	149,553	149,553	—
Non-owner occupied	—	—	—	—	353,962	353,962	—
Construction & Land Development	835	—	—	835	327,645	328,480	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	218,414	218,414	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	256	256	—
Secured	—	—	—	—	33,387	33,387	—
Total	$835	$—	$—	$835	$1,273,643	$1,274,478	$—

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$139,189	$139,338	$149
Multifamily	—	—	—	—	42,300	42,300	—
Farmland	—	—	—	—	861	861	—
Commercial Real Estate:
Owner occupied	—	—	—	—	141,813	141,813	—
Non-owner occupied	—	—	—	—	326,117	326,117	—
Construction & Land Development	—	—	—	—	324,906	324,906	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	230,027	230,027	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	241	241	—
Secured	68	—	—	68	43,764	43,832	—
Total	$68	$—	$—	$68	$1,249,218	$1,249,435	$149

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

As of June 30, 2021, and December 31, 2020, the Company did not have any TDRs.

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

The following tables summarize key elements of the Banks’s derivative instruments as of June 30, 2021 and December 31, 2020.

June 30, 2021
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$209,370	38	$4,663	—	$15,120
Matched interest rate swap with counterparty	$209,370	38	—	$4,663	$15,120

December 31, 2020
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$210,314	38	$12,152	—	$15,120
Matched interest rate swap with counterparty	$210,314	38	—	$12,152	$15,120

The Company is able to recognize fee income upon execution of the interest rate swap contract. Interest rate swap fee income for the three and six months ended June 30, 2021 were both $0, respectively. Interest rate swap income for the same period for 2020 was $423,000 and$826,000, respectively.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of June 30, 2021, and December 31, 2020, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 4: Derivative Financial Instruments”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$100,000	$—	$100,000
Collateralized Mortgage Backed	—	26,873	—	26,873
Subordinated Debt	—	6,258	—	6,258
Municipal Securities	—	26,473	—	26,473
U.S. Government Agencies	—	6,187	—	6,187
Derivative asset – interest rate swap on loans	—	4,663	—	4,663
Total	$—	$170,454	$—	$170,454
Liabilities:
Derivative liability – interest rate swap on loans	—	4,663	—	4,663
Total	$—	$4,663	$—	$4,663

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$90,000	$—	$90,000
Collateralized Mortgage Backed	—	24,896	—	24,896
Subordinated Debt	—	3,278	—	3,278
Municipal Securities	—	22,605	—	22,605
U.S. Government Agencies	—	6,635	—	6,635
Derivative asset – interest rate swap on loans	—	12,152	—	12,152
Total	$—	$159,566	$—	$159,566
Liabilities:
Derivative liability – interest rate swap on loans	—	12,152	—	12,152
Total	$—	$12,152	$—	$12,152

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

The following table summarizes the value of the Bank’s assets as of June 30, 2021 and December 31, 2020 that were measured at fair value on a nonrecurring basis during the period:

June 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Impaired Loans
Construction and Land Development	$—	$—	$817	$817
Other Real Estate Owned	—	—	1,158	1,158
Total	$—	$—	$1,975	$1,975

December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$1,180	$1,180
Total	$—	$—	$1,180	$1,180

The following table summarizes the value of the Bank’s assets as of June 30, 2021 that were measured at fair value on a nonrecurring basis during the period:

	Fair Value Measurements at June 30, 2021
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired Loans, net	$817	Appraisals	Discount to reflect current market conditions or cash flows and estimated selling costs.	3% - 10%
Other Real Estate Owned, net	1,158	Appraisals	Discount to reflect current market conditions and estimated selling costs.	6% - 10%
Total	$1,975

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

June 30, 2021	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$176,285	$176,285	$176,285	$—	$—
Restricted equity securities	5,039	5,039	—	5,039	—
Securities:
Available for sale	165,791	165,791	—	165,791	—
Held to maturity	26,136	27,112	—	27,112	—
Loans, net	1,256,436	1,274,955	—	—	1,274,955
Derivative asset – interest rate swap on loans	4,663	4,663	—	4,663	—
Bank owned life insurance	35,736	35,736	—	35,736	—
Accrued interest receivable	8,260	8,260	—	8,260	—
Liabilities:
Deposits	$1,464,932	$1,472,455	$—	$936,685	$535,770
Derivative liability – interest rate swaps on loans	4,663	4,663	—	4,663	—
Accrued interest payable	625	625	—	625	—

December 31, 2020	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$107,528	$107,528	$107,528	$—	$—
Restricted equity securities	4,616	4,616	—	4,616	—
Securities:
Available for sale	147,414	147,414	—	147,414	—
Held to maturity	22,520	23,578	—	23,578	—
Loans, net	1,230,379	1,259,671	—	—	1,259,671
Loans held for sale	57,006	58,930	—	—	58,930
Derivative asset – interest rate swap on loans	12,152	12,152	—	12,152	—
Bank owned life insurance	25,341	25,341	—	25,341	—
Accrued interest receivable	9,154	9,154	—	9,154	—
Liabilities:
Deposits	$1,438,246	$1,451,708	$—	$941,503	$510,205
Derivative liability – interest rate swaps on loans	12,152	12,152	—	12,152	—
Accrued interest payable	490	490	—	490	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at June 30, 2021 from December 31, 2020.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except for per share data)	2021	2020	2021	2020
Net income (loss) available to common shareholders	$6,587	$(634)	$11,497	$2,836
Weighted average number of common shares issued, basic and diluted	7,546,452	8,263,370	7,535,061	8,275,344
Net income (loss) per common share:
Basic and diluted income (loss) per common share	$0.87	$(0.08)	$1.53	$0.34

Note 7. Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes, as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Unrealized gain on securities	$754	$1,287
Unrealized loss on securities transferred to HTM	(43)	(55)
Tax effect	(135)	(255)
Total accumulated other comprehensive income	$576	$977

Note 8. Leases

Right-of-use assets and lease liabilities are included in other assets and other liabilities, respectively, in the Consolidated Statements of Financial Condition. Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. The incremental borrowing rate was equal to the rate of borrowing from the FHLB that aligned with the term of the lease contract. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs, and any incentives received from the lessor.

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

Cash paid for amounts included in the measurement of lease liabilities during the six months ended June 30, 2021 was $228,000. During the six months ended June 30, 2021 and 2020, the Company recognized lease expense of $300,000 and $147,000, respectively.

As of June 30,
(Dollars in thousands)	2021
Lease liabilities	$7,806
Right-of-use assets	$7,347
Weighted-average remaining lease term – operating leases (in months).	178.0
Weighted-average discount rate – operating leases	2.81%

For the six months ended June 30,
(Dollars in thousands)	2021
Lease Cost
Operating lease cost	$300
Total lease costs	$300
Cash paid for amounts included in measurement of lease liabilities	$228

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

During the six months ended June 30, 2021, the Company entered into one new operating lease. This lease is intended to be used as an operation center to accommodate the growing efforts of the Company.

As of June 30, 2021, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of June 30, 2021 is as follows:

(Dollars in thousands)
2021	$329
2022	607
2023	638
2024	654
2025	671
Thereafter	6,837
Total undiscounted cash flows	$9,736
Discount	(1,930)
Lease liabilities	$7,806

The Company has elected to close the branch located at 4029 Chain Bridge Rd in Fairfax City effective August 27, 2021. The lease associated with this branch is set to expire in October of this year.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2020, previously filed with the SEC on March 23, 2021. Results for the three and six months ended June 30, 2021 are not necessarily indicative of results for the year ending December 31, 2021 or any future period.

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

Both the Company and the Bank are incorporated in and chartered by the Commonwealth of Virginia. The Bank is a member of the Federal Reserve System, and its deposits are insured by the FDIC. The Bank opened for business on May 26, 2004, and is headquartered in Fairfax, Virginia. We currently operate seven Bank branches; located in Herndon, Fairfax, Fairfax City, McLean, Clarendon, and Leesburg Virginia, and one in Washington D.C.  We have notified our regulators that we will close the branch located at 4029 Chain Bridge Rd in Fairfax City on August 27, 2021.  The branch team and all of the relationships maintained at this branch will transfer to the headquarters branch, which is less than 2 miles away. No action by our branch customers will be necessary.

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

Credit Risk. The risk of timely loan repayment and the value of collateral supporting our loans are affected by the strength of our borrowers’ businesses. New concerns about the additional spread of COVID-19 have caused, and are likely to continue to cause, business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. To date the effects of COVID-19 have not resulted in widespread and sustained repayment shortfalls on loans in our portfolio. However, if these negative effects continue, and are widespread and sustained, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is not sufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, our ability to liquidate real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for, or profitability of, our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making business decisions or may delay our taking certain remediation actions. In addition, we have unfunded commitments to extend credit to customers. Increased borrowings under these commitments could adversely impact our liquidity.

To support our communities and actively assist our customers during the pandemic, we participated in the Paycheck Protection Program (“PPP”), a program established by the CARES Act to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. PPP loans are fully guaranteed by the Small Business Administration (“SBA”) and provide for full forgiveness of the loans during a specified forgiveness period that meet specific guidelines provided by the SBA. The deadline to apply for PPP loans was initially June 30, 2020 and was later extended to August 8, 2020; the CAA, enacted in December 2020, reopened and expanded the PPP. Small businesses and other entities and individuals can apply for PPP loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Since the PPP was expanded in December 2020, the Company has originated 572 additional PPP loans in the amount of $87.3 million, as we continue to help our community recover from the pandemic.

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

Operational Risk. As of June 30, 2021, 94% of our employees have been vaccinated for the coronavirus. Nevertheless, current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we modified our business practices with a portion of our employees working remotely from their homes to minimize interruptions of our operations. Technology in employees’ homes may be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk.

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

Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that solicited the Bank for PPP loans, regarding its process and procedures used to process applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition, and results of operations. On Friday, March 13, 2020, President Trump declared a national emergency caused by the COVID-19 pandemic. The federal and state guidelines issued in connection with this national emergency to curb the spread of the COVID-19 pandemic have caused economic disruption across nearly every industry as well as significant unemployment. The Commonwealth of Virginia and the District of Columbia instituted stay at home guidelines with an exception made for essential businesses. Both jurisdictions consider banking to be an essential business.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2021 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended December 31, 2020, other than the items discussed in our Recently Issued Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended June 30, 2021 and 2020

General

Net income increased $7.8 million to $7.1 million for the three months ended June 30, 2021 from a net loss of $634,000 for the three months ended June 30, 2020. The increase in net income for the three months ended June 30, 2021 was primarily due to an increase in net interest income of $2.3 million over the same period in 2020, as well as a recovery of loan loss provision. During the three months ended June 30, 2021, the Company recognized a recovery of loan loss provision of $2.1 million, which significantly decreased from a $5.6 million provision expense over the same period in 2020. The change in provision expense was related to the uncertainty of the COVID 19 pandemic during 2020. Net income was affected by increases of $400,000 in salaries and employee benefits for the three months ended June 30, 2021 compared to the same period in 2020.

Interest Income

Total interest income increased $970,000, or 6.5%, to $15.9 million for the three months ended June 30, 2021 from $14.9 million for the three months ended June 30, 2020. The increase was primarily the result of an increase in interest and fees on loans of $858,000 and an increase in interest on investment securities of $101,000. Total average interest-earning assets increased $226.2 million, to $1.64 billion for the three months ended June 30, 2021 from $1.41 billion for the same period in 2020 primarily because of an increase in the average balance of loans of $89.5 million, a $17.6 million increase in the average balance of investment securities and an increase in the average balance of federal funds sold and interest-earning deposits with banks of $119.1 million. The average yield on our interest-earning assets decreased 34 basis points to 3.89% for the three months ended June 30, 2021 as compared to 4.23% for the three months ended June 30, 2020 primarily because of lower average yields on interest earning assets due to market conditions, loans related to PPP lending with a rate of 1%, and the Federal Reserve lowering the federal interest rates to near 0%.

Interest and fees on loans increased $858,000, to $15.3 million for the three months ended June 30, 2021 from $14.4 million for the same period in 2020. This increase was primarily due to an increase in average loans outstanding of $89.5 million, which increased to $1.30 billion as of June 30, 2021 from $1.21 billion as of June 30, 2020. Included in average loans for the three months ended June 30, 2021, $161.8 million was attributable to average PPP loans. In addition to the growth in the loan portfolio the Federal Reserve decreased the federal interest rate to a range of 0 - 25 basis points towards the end first quarter of 2020 and have remained there, which caused decreased yields on the Bank’s asset sensitive balance sheet. The average yield on loans decreased 6 basis points, or 1.3%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Interest income on federal funds sold and interest-earning deposits increased by $11,000 to $20,000 for the three months ended June 30, 2021, from $9,000 for the three months ended June 30, 2020. The increase was primarily due to a significant increase in the average balance on these deposits. The average balance of interest-earning deposits and federal funds sold increased $119.1 million to $245.3 million for the three months ended June 30, 2021 from $126.2 million for the same period in 2020. The average yield remained the same at 0.03% for the three months ended June 30, 2021 and 2020. The Bank held higher average balances in these accounts during the second quarter of 2021 while determining strategic alternatives to deploy this capital.

Interest on investment securities increased by $101,000 to $597,000 for the three months ended June 30, 2021 from $496,000 for the three months ended June 30, 2020. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $26,000, or 9.0%, to $320,000 for the three months ended June 30, 2021, from $293,000 for the three months ended June 30, 2020. Mortgage-backed securities increased by $38,000, or 52.2%, to $112,000 for the three months ended June 30, 2021, from $74,000 for the three months ended June 30, 2020. The average yield on total securities decreased 8 basis points, to 2.64% for the three months ended June 30, 2021, from 2.72% for the same period in 2020. As a decrease in market rates resulted in stagnant yielding investments, investment income increased accordingly due to the average balance of investment securities increasing by $17.6 million, to $90.8 million for the three months ended June 30, 2021, from $73.2 million for the three months ended June 30, 2020

Interest Expense

Total interest expense decreased $1.3 million, to $2.9 million for the three months ended June 30, 2021 from $4.2 million for the three months ended June 30, 2020, primarily due to a $1.3 million decrease in interest expense on time deposits and a $254,000 decrease in interest expense on money market deposits. These decreases were offset by an increase of $326,000 increase in interest expense primarily due to newly issued subordinated debt for the three months ended June 30, 2021 over the three months ended June 30, 2020.

Interest expense on deposits decreased $1.6 million, to $2.3 million for the three months ended June 30, 2021 from $3.9 million for the three months ended June 30, 2020 primarily as a result of a decrease in average interest-bearing deposit yields. The decrease of expenses due to average yields was offset by an increase in average deposit balances of $69.5 million to $1.0 billion during the three months ended June 30, 2021 as compared to $932.1 million for the three months ended June 30, 2020. The increase in the average balance of interest-bearing deposits was primarily a result of a $51.2 million increase in the average balance of interest-bearing demand deposit accounts offset by a $10.0 million decrease in the average balance of time deposits. The large increase in interest-bearing demand deposits was primarily driven by accounts opened and funded in connection with PPP loans as well as our business bankers executing on our deposit gathering strategy. The average cost of deposits was 93 basis points for the three months ended June 30, 2021, compared to 168 basis points for the three months ended June 30, 2020. The average rate paid on money market deposits decreased 36 basis points to 0.27% for the three months ended June 30, 2021 from 0.63% for the three months ended June 30, 2020. The average rate paid on interest-bearing demand deposits decreased 50 basis points to 0.32% for the three months ended June 30, 2021 from 0.82% for the three months ended June 30, 2020. The average cost of certificates of deposit decreased by 96 basis points to 1.48% for the three months ended June 30, 2021 as compared to 2.44% for the three months ended June 30, 2020. The decrease in the average cost of interest-bearing demand deposits for the three months ended June 30, 2021, in addition to a low-rate environment, was the result of our continued effort to attract and retain low-cost deposits and reducing our reliance on wholesale deposits as compared to the three months ended June 30, 2020.

Interest expense on advances from the Federal Home Loan Bank decreased $44,000 to $0 for the three months ended June 30, 2021, from $44,000 for the three months ended June 30, 2020 as a result of no outstanding advances on the Federal Home Loan Bank advances for the three months ended June 30, 2021 from $10.0 million for the three months ended June 30, 2020. The average balance of subordinated debt increased $24.9 million for the three months ended June 30, 2021, due to an additional $30 million in new low cost subordinated debt issued in the three months ended June 30, 2021.

Net Interest Income

Net interest income increased approximately $2.3 million, or 21.1%, to $13.0 million for the three months ended June 30, 2021 from $10.7 million for the three months ended June 30, 2020 because of our net interest-earning assets increasing $141.8 million to $597.5 million for the three months ended June 30, 2021 from $455.7 million for the three months ended June 30, 2020. The interest rate spread increased by 30 basis points to 2.78% for the three months ended June 30, 2021 from 2.48% for the three months ended June 30, 2020. The net interest margin increased by 13 basis points from 3.05% for the three months ended June 30, 2020 to 3.18% for the three months ended June 30, 2021. The net interest margin, excluding PPP loans for the three months ended June 30, 2021, was 3.10%, a increase of 2 basis points from the same period in 2020. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin excluding PPP income, which is a non-GAAP financial measure, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

	For the Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,302,722	$15,257	4.70%	$1,213,250	$14,399	4.76%
Investment securities	90,820	597	2.64%	73,186	496	2.72%
Federal funds and interest-bearing deposits	245,257	20	0.03%	126,164	9	0.03%
Total interest-earning assets	1,638,799	$15,874	3.89%	1,412,600	$14,904	4.23%
Non-interest-earning assets	69,950			69,741
Total assets	$1,708,749			$1,482,341
Interest-bearing liabilities:
Interest-bearing demand deposits	$68,714	$55	0.32%	$17,507	$36	0.82%
Money market deposits	322,332	220	0.27%	303,118	474	0.63%
Savings and NOW deposits	71,747	47	0.26%	62,733	50	0.32%
Time deposits	538,766	1,994	1.48%	548,728	3,333	2.44%
Total interest-bearing deposits	1,001,559	2,316	0.93%	932,086	3,893	1.68%
Federal funds purchased	1	—	—	1	—	—
Federal Home Loan Bank advances	—	—	—	10,000	44	1.76%
Subordinated debt	39,716	567	5.73%	14,816	241	6.52%
Total interest-bearing liabilities	1,041,276	$2,883	1.11%	956,903	$4,178	1.75%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	491,857			383,480
Total liabilities	1,533,133			1,340,383
Stockholders’ equity	175,616			141,958
Total liabilities and stockholders’ equity	$1,708,749			$1,482,341
Net interest income		$12,991			$10,726
Interest rate spread (2)			2.78%			2.48%
Net interest-earning assets (3)	$597,523			$455,697
Net interest margin (4)			3.18%			3.05%
Net interest margin, excluding PPP loans			3.10%			3.08%
Average interest-earning assets to average interest-bearing liabilities	157.38%			147.62%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended
	June 30, 2021 and 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,976	$(1,118)	$858
Investment securities	195	(94)	101
Federal funds and interest-bearing deposits	11	-	11
Total interest-earning assets	2,182	(1,212)	970
Interest-bearing liabilities:
Interest-bearing demand deposits	161	(142)	19
Money market deposit accounts	192	(446)	(254)
Savings and NOW accounts	32	(35)	(3)
Time deposits	(59)	(1,280)	(1,339)
Total deposits	326	(1,903)	(1,577)
Federal Home Loan Bank advances	(22)	(22)	(44)
Subordinated debt	522	(196)	326
Total interest-bearing liabilities	826	(2,121)	(1,295)
Change in net interest income	$1,356	$909	$2,265

Provision for Loan Losses

Management believes that the provision recorded for the period ended June 30, 2021 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, and credit quality. In performing our assessment of the allowance for loan losses as of June 30, 2021, management compiled and analysed extensive amounts of information, including additional relief requested and conversations with borrowers, to make an objective estimate of potential losses caused by the COVID-19 pandemic. Using that information, we stressed the portfolio through the lens of an escalated economic shutdown that is above and beyond a normal operating environment. Because this stressed economy is the result of a health pandemic, there is uncertainty about the duration COVID-19 will have on our borrowers. In response to this uncertainty, we created and incorporated a COVID-19 qualitative factor within our allowance to isolate and monitor going forward the heightened stresses our borrowers are facing. We will continuously review the loan portfolio to determine the depth and breadth of potential loan losses associated with the pandemic. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the loan portfolio that may arise from this crisis, additional provision expenses may be required. The Board and management agreed to continue to work expeditiously with borrowers to analyze the loan portfolio with a goal of timely identifying, provisioning, and reporting probable losses that could occur throughout the course of the pandemic.

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

Provision for loan losses decreased by $7.7 million to a recovery of loan loss provision of $2.1 million for the three months ended June 30, 2021 from provision expense of $5.6 million for the three months ended June 30, 2020 primarily as a result of how strong the loan portfolio has endured the pandemic. Management believes the special provision expenses added to the balance sheet as of June 30, 2020 are no longer needed at this time, given the credit metrics we have seen in the portfolio. The recovery of provision expense was offset by provision expense needed for additional loan growth. The increase in loan originations, which totaled approximately $8.2 million for the three months ended June 30, 2020 compared to loan originations, of $49.0 million for the three months ended June 30, 2021, excluding loans originated through the PPP. The Company has not provisioned any allowance for loan losses for PPP loans as they are guaranteed by SBA. Non-performing loans decreased $1.3 million from $1.3 million at June 30, 2020 to $0 as of June 30, 2021. During the three months ended June 30, 2021, special mention loans decreased $13.7 million for a balance of $16.4 million, compared to the same period in 2020. Substandard loans increased $20.6 million as of June 30, 2021 compared to June 30, 2020. Of the substandard loans as of June 30, 2021, 87.9% are connected to the hospitality industry. These loans were initially impacted by the pandemic and were downgraded out of an abundance of caution while cash flows have continued to increase to pre-pandemic levels. Management does not believe there will be losses associated with these credits. During the three months ended June 30, 2021, there were $4,000 of charge-offs incurred, and recoveries of $2,000 were received.

Non-Interest Income

Non-interest income increased $237,000, or 18.0%, to $1.6 million for the three months ended June 30, 2021 from $1.3 million for the three months ended June 30, 2020. The increase in non-interest income was primarily due to increases in deposit account service fees of $188,000 and $322,000 in other fee income for the three months ended June 30, 2021. The deposit account services fees increased primarily due to more customer activity in the three months ended June 30, 2021 than the same period in 2020. These increases were offset by a decrease in fee income related to loan swaps of $423,000. The Company continues to focus on increasing fee income through loan swaps strategically.

Non-Interest Expense

Non-interest expense increased $513,000, or 7.0%, to $7.9 million for the three months ended June 30, 2021 from $7.4 million for the three months ended June 30, 2020 primarily because of increases in salary and employee benefits of $400,000 and advertising and marketing expenses of $211,000. Salaries and employee benefits expense increased by $400,000 to $4.7 million for the three months ended June 30, 2021 from $4.3 million for the three months ended June 30, 2020. Advertising and marketing expenses increased $211,000, or 110.5%, to $402,000 for the three months ended June 30, 2021 from $191,000 for the three months ended June 30, 2020 due to new strategic partnerships and timing of initiatives. Franchise taxes increased approximately $44,000 to $386,000 for the three months ended June 30, 2021 from $342,000 for the three months ended June 30, 2020 because of the increase in the Company’s capital as of June 30, 2021 compared to the balance sheet as of June 30, 2020. FDIC insurance premiums decreased approximately $70,000 to $360,000 for the three months ended June 30, 2021 from $430,000 for the three months ended June 30, 2020.

Income Tax Expense

Income tax expense increased $1.9 million, or 733.1%, to a tax expense of $1.6 million for the three months ended June 30, 2021 from a tax benefit of $257,000 for the three months ended June 30, 2020. The increase in federal income tax expense for the three months ended June 30, 2021 compared to the same period a year ago was driven by the increase in income before income taxes of $9.6 million, to income before income tax of $8.8 million as of June 30, 2021 compared to a loss before income tax benefit of $891,000 for the same period in the prior year. As a result of expanding into the District of Columbia, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $90,000 for the three months ended June 30, 2021. For the three months ended June 30, 2021, the Company had an effective tax expense rate of 18.6%, compared to effective tax benefit rate of 28.8% for the three months ended June 30, 2020.

Comparison of Statements of Income for the Six Months Ended June 30, 2021 and 2020

General

Net income increased $9.7 million, to $12.6 million for the six months ended June 30, 2021, from $2.8 million for the six months ended June 30, 2020. The increase in net income for the six months ended June 30, 2021 was primarily due to a decrease in provision for loan losses in response to the strong credit profile through the pandemic. In addition to the decrease in provision for loan losses, the Bank saw an increase in net interest income of $5.4 million, and an increase in non-interest income of $269,000.

Interest Income

Total interest income increased $2.2 million, or 7.3%, to $32.2 million for the six months ended June 30, 2021, from $30.0 million for the six months ended June 30, 2020. The increase was primarily the result of an increase in interest and fees on loans of $2.4 million, an increase in interest on investment securities of $130,000 and offset by a decrease on interest on federal funds sold and interest-earning deposits of $369,000. Total average interest-earning assets increased $280.3 million, to $1.6 billion for the six months ended June 30, 2021, from $1.3 billion for the same period in 2020 primarily as a result of an increase in the average balance of loans of $175.1 million, a $16.8 million increase in the average balance of investment securities and an increase in the average balance of federal funds sold and interest-earning deposits with banks of $88.4 million. The average yield on our interest-earning assets decreased 51 basis points to 4.01% for the six months ended June 30, 2021 as compared to 4.52% for the six months ended June 30, 2020 primarily as a result of a lower average yield on the loan portfolio.

Interest and fees on loans increased $2.4 million to $31.0 million for the six months ended June 30, 2021 from $28.6 million for the same period in 2020. This increase was primarily due to an increase in average loans outstanding of $175.1 million, which increased to $1.3 billion as of June 30, 2021 from $1.1 billion as of June 30, 2020. During the six months ended June 30, 2020, the Federal Reserve lowered the federal funds interest rate to a range of 0 - 25 basis points, which decreased yields on the Bank’s asset sensitive balance sheet. The average yield on loans decreased 30 basis points, to 4.78% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Interest income on federal funds sold and interest-earning deposits decreased by $369,000 to $35,000 for the six months ended June 30, 2021, from $404,000 for the six months ended June 30, 2020. The decrease was primarily due to a significant decrease average yield and despite an increase in average balance on these deposits. The average yield decreased 59 basis points, to 0.03% for the six months ended June 30, 2021 from 0.62% for the six months ended June 30, 2020. The average balance of interest-earning deposits and federal funds sold increased $88.4 million to $219.6 million for the six months ended June 30, 2021 from $131.2 million for the six months ended June 30, 2020.

Interest on investment securities increased by $130,000 to $1.1 million for the six months ended June 30, 2021 from $997,000 for the six months ended June 30, 2020. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $55,000, or 9.4%, to $647,000 for the six months ended June 30, 2021, from $591,000 for the six months ended June 30, 2020. Mortgage backed securities increased by $19,000, or 12.8%, to $170,000 for the six months ended June 30, 2021, from $151,000 for the six months ended June 30, 2020. The average yield on securities decreased 21 basis points to 2.52% for the six months ended June 30, 2021 from 2.73% for the same period in 2020, as decreased market rates resulted in lower yielding investments. The average balance of investment securities increased by $16.8 million to $90.3 million for the six months ended June 30, 2021, from $73.5 million for the six months ended June 30, 2020.

Interest Expense

Total interest expense decreased $3.3 million to $5.7 million for the six months ended June 30, 2021 from $9.0 million for the six months ended June 30, 2020, primarily due to a $2.7 million decrease in interest expense on time deposits and a $755,000 decrease in interest expense on money market deposits. These decreases were offset by an increase in interest expense on subordinated of $323,000.

Interest expense on deposits decreased $3.5 million, to $4.9 million for the six months ended June 30, 2021 from $8.4 million for the six months ended June 30, 2020 primarily as a result of a decrease in average interest-bearing deposit yields despite an increase in average interest bearing balances of $103.5 million to $1.0 billion during the six months ended June 30, 2021 as compared to $912.8 million for the six months ended June 30, 2020. The increase in the average balance of interest-bearing deposits was primarily as a result of a $100.8 million increase in the average balance of our money market deposit accounts and a $43.0 million increase in the average balance of our interest-bearing demand deposits. The large increase in money market and demand deposits was primarily driven by accounts opened and funded in connection with PPP loans. The decrease in the average balance of our time deposits was primarily a result of a focused effort to replace wholesale deposits with lower cost core deposits. The average cost of deposits was 98 basis points for the six months ended June 30, 2021 compared to 186 basis points for the six months ended June 30, 2020. The average rate paid on money market deposits decreased 68 basis points to 0.27% for the six months ended June 30, 2021 from 0.95% for the six months ended June 30, 2020. The decrease in the average balance of our certificates of deposits of $48.5 million from $557.9 million for the six months ended June 30, 2020 to $509.5 million for the six months ended June 30, 2021 was primarily the result of the Company’s strategy to replace wholesale deposits with core deposits. The average cost of certificates of deposit decreased by 81 basis points to 1.68% for the six months ended June 30, 2021 as compared to 2.49% for the six months ended June 30, 2020. The increase in the average balance of our interest-bearing demand deposits of $43.0 million from $25.5 million for the six months ended June 30, 2020 to $68.6 million for the six months ended June 30, 2021, was primarily driven by the Bank’s effort to increase our low cost deposits and reduce our reliance on wholesale deposits.

Interest expense on advances from the Federal Home Loan Bank decreased $94,000 to $0 for the six months ended June 30, 2021, from $94,000 for the six months ended June 30, 2020, as a result of an decrease in the average balance of the Federal Home Loan Bank advances of $10.2 million to $0 for the six months ended June 30, 2021 from $10.2 million for the six months ended June 30, 2020.

Net Interest Income

Net interest income increased approximately $5.4 million, or 9.3%, to $26.5 million for the six months ended June 30, 2021 from $21.0 million for the six months ended June 30, 2020 as a result of our net interest-earning assets increasing $174.5 million to $577.4 million for the six months ended June 30, 2021 from $403.0 million for the six months ended June 30, 2020. Our interest rate spread increased by 31 basis points to 2.90% for the six months ended June 30, 2021 from 2.59% for the six months ended June 30, 2020. Our net interest margin increased by 13 basis points from 3.16% for the six months ended June 30, 2020 to 3.29% for the six months ended June 30, 2021.

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

	For the Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,311,085	$31,049	4.78%	$1,135,995	$28,619	5.08%
Investment securities	90,347	1,127	2.52%	73,512	997	2.73%
Federal funds and interest-bearing deposits	219,648	35	0.03%	131,239	404	0.62%
Total interest-earning assets	1,621,080	$32,211	4.01%	1,340,746	$30,020	4.52%
Non-interest-earning assets	70,337			64,550
Total assets	$1,691,417			$1,405,296
Interest-bearing liabilities:
Interest-bearing demand deposits	$68,556	$110	0.32%	$25,532	$153	1.21%
Money market deposits	367,424	497	0.27%	266,638	1,252	0.95%
Savings and NOW deposits	70,875	89	0.25%	62,716	114	0.37%
Time deposits	509,465	4,244	1.68%	557,921	6,900	2.49%
Total interest-bearing deposits	1,016,320	4,940	0.98%	912,807	8,419	1.86%
Federal funds purchased	—	—	—	1	—	—
Federal Home Loan Bank advances	—	—	0.00%	10,165	94	1.86%
Subordinated debt	27,346	805	5.94%	14,813	482	6.56%
Total interest-bearing liabilities	1,043,666	$5,745	1.11%	937,786	$8,995	1.93%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	474,566			326,949
Total liabilities	1,518,232			1,264,735
Stockholders’ Equity	173,185			140,561
Total liabilities and Stockholders’ equity	$1,691,417			$1,405,296
Net interest income		$26,466			$21,025
Interest rate spread (2)			2.90%			2.59%
Net interest-earning assets (3)	$577,414			$402,960
Net interest margin (4)			3.29%			3.16%
Net interest margin, excluding PPP loans (5)			3.15%			3.18%
Average interest-earning assets to average interest-bearing liabilities	155.33%			142.97%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Six Months Ended
	June 30, 2021 and 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$6,685	$(4,255)	$2,430
Investment securities	328	(198)	130
Federal funds and interest-bearing deposits	489	(858)	(369)
Total interest-earning assets	7,502	(5,311)	2,191
Interest-bearing liabilities:
Interest-bearing demand deposits	286	(329)	(43)
Money market deposit accounts	992	(1,747)	(755)
Savings and NOW accounts	36	(61)	(25)
Time deposits	(560)	(2,096)	(2,656)
Total deposits	754	(4,233)	(3,479)
Federal Home Loan Bank advances	(47)	(47)	(94)
Subordinated debt	456	(133)	323
Total interest-bearing liabilities	1,163	(4,413)	(3,250)
Change in net interest income	$6,339	$(898)	$5,441

Provision for Loan Losses

Provision for loan losses decreased by $7.7 million, to a recovery of loan loss provision of $1.8 million for the six months ended June 30, 2021, from loan loss provision expense of $5.9 million for the six months ended June 30, 2020 primarily as a direct result of additional provisions added due to uncertainty around the COVID-19 pandemic in 2020. In addition, loan originations decreased $28.2 million, from $126.9 million for the six months ended June 30, 2020 compared to loan originations of $98.7 million, excluding PPP loans, for the six months ended June 30, 2021. Non-performing loans decreased $1.3 million, from $1.3 million at June 30, 2020 to $0 million as of June 30, 2021. During the six months ended June 30, 2021, there were $4,000 in total charge-offs and recoveries of $20,000 were received. During the six months ended June 30, 2020, total charge-offs of $1.8 million were recorded and recoveries received totaled $16,000.

Non-Interest Income

Non-interest income increased $269,000, or 9.8%, to $3.0 million for the six months ended June 30, 2021 from $2.7 million for the six months ended June 30, 2020. The increase in non-interest income was primarily due to an increase in net gains on sold loans of $474,000 and $380,000 in other fee income for the six months ended June 30, 2021. Of the $474,000 gains on sold loans, $130,000 was related to the sale of SBA guaranteed portions of loans. In addition, deposit account service fees increased $240,000 to $1.2 million for the six months ended June 30, 2021 from $920,000 for the six months ended June 30, 2020 primarily as a result of an increased customer deposit portfolio and activity. The increase in non-interest income was partially offset by a decrease of $826,000 in loan swap fee income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Non-Interest Expense

Non-interest expense increased $1.2 million or 8.1% to $15.7 million for the six months ended June 30, 2021, from $14.5 million for the six months ended June 30, 2020, primarily as a result of increases in salary and employee benefits of $734,000 and advertising and marketing expenses of $230,000. Salaries and employee benefits expense increased by $734,000 to $9.4 million for the six months ended June 30, 2021 from $8.7 million for the six months ended June 30, 2020 primarily as a result of adding eight employees and the related salary and benefit expenses for these additional employees. Advertising and marketing expenses increased $230,000, or 51.5%, to $677,000 for the six months ended June 30, 2021 from $447,000 for the six months ended June 30, 2020 due to new strategic partnerships and timing of marketing initiatives. Outside service and professional fees increased approximately $135,000 to $616,000 for the six months ended June 30, 2021 from $481,000 for the six months ended June 30, 2020. The increase in non-interest expense was offset by decreases in administrative expenses which decreased approximately $50,000 to $291,000 for the six months ended June 30, 2021, from $341,000 for the six months ended June 30, 2020

Income Tax Expense

Income tax expense increased $2.5 million, or 501.0%, to $3.0 million for the six months ended June 30, 2021 from $494,000 for the six months ended June 30, 2020. The increase in federal income tax expense for the six months ended June 30, 2021 compared to the same period a year ago is driven by the increase in income before income taxes of $12.2 million, or 366.8%, to $15.5 million for the six months ended June 30, 2021 compared to $3.3 million for the same period in the prior year. As a result of expanding into the District of Columbia, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $150,000 for the six months ended June 30, 2021. For the six months ended June 30, 2021, the Bank had an effective federal tax rate of 19.1%, compared to effective federal tax rate of 14.8% for the six months ended June 30, 2020.

Comparison of Statements of Financial Condition at June 30, 2021 and at December 31, 2020

Total Assets

Total assets increased $64.5 million, or 3.9%, to $1.7 billion at June 30, 2021 from $1.6 billion at December 31, 2020. The increase was primarily the result of increases in the loan portfolio of $26.1 million, $10.4 million in bank owned life insurance and $68.8 million in cash equivalents. These increases were offset by a decrease of $57.0 million in loans held for sale as of June 30, 2021.

Investment Securities

Investment securities increased $22.0 million, or 12.9%, from $169.9 million at December 31, 2020 to $191.9 million at June 30, 2021. The increase was primarily in the available-for-sale portfolio, particularly in U.S treasury securities. At June 30, 2021, our held-to-maturity portion of the securities portfolio, at amortized cost, was $26.1 million, and our available-for-sale portion of the securities portfolio, at fair value, was $165.8 million compared to our held-to-maturity portion of the securities portfolio of $22.5 million and our available-for-sale portion of the securities portfolio of $147.4 million at December 31, 2020.

Net Loans

Net loans increased $26.1 million, or 2.1%, to $1.26 billion at June 30, 2021 from $1.23 billion at December 31, 2020. Residential real estate loans increased $6.9 million, or 3.8%, to $190.4 million at June 30, 2021 from $183.5 million at December 31, 2020. Commercial real estate loans increased by $36.6 million from $466.9 million at December 31, 2020 to $503.5 million at June 30, 2021. Commercial and industrial loans decreased by $11.6 million from $230.0 million at December 31, 2020 to $218.4 million at June 30, 2021. Paycheck Protection Program loans comprised $124.6 million of this portfolio as of June 30, 2021. Commercial and industrial loans, excluding PPP loans, decreased by $1.0 million from December 31, 2020 to June 30, 2021. Construction loans increased $3.6 million to $328.5 million at June 30, 2021 from $324.9 million at December 31, 2020. Consumer loans decreased by $10.4 million from $44.1 million at December 31, 2020 to $33.6 million at June 30, 2021. The $10.4 million decrease in consumer loans is a result of management’s decision to let indirect lending portfolio amortize off the balance sheet.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of year	$12,877	$9,584
Charge-offs:
Commercial real estate	—	(1)
Commercial and industrial	—	(1,792)
Consumer	(4)	(60)
Total charge-offs	(4)	(1,853)
Recoveries:
Residential real estate	—	2
Commercial and industrial	7	1,526
Consumer	13	8
Total recoveries	20	1,536
Net (charge-offs) recoveries	16	(317)
Provision for loan losses	(1,760)	3,610
Balance at end of period	$11,133	$12,877
Ratios:
Net charge offs to average loans outstanding	0.00%	0.03%
Allowance for loan losses to non-performing loans at end of period	N/A	8,642.28
Allowance for loan losses to gross loans at end of period	0.87%	1.03%
Allowance for loan losses to gross loans at end of period, excluding PPP loans	0.97%	1.16%

Deposits

Deposits increased $26.7 million, or 1.9% to $1.46 billion at June 30, 2021 from $1.44 billion at December 31, 2020. Our core deposits increased $535.4 million, or 81.8%, to $1.19 billion at June 30, 2021 from $654.2 million at December 31, 2020. The increase in core deposits primarily was driven by accounts generated to service the PPP loans the Bank generated and new deposit growth initiatives. Non-interest bearing demand deposits increased $115.5 million, or 31.2%, to $486.0 million at June 30, 2021 from $370.5 million at December 31, 2020. Certificates of deposit increased $31.5 million, or 6.3%, to $528.2 million at June 30, 2021 from $496.7 million at December 31, 2020. Offsetting these increases was a decrease in money market deposits of $116.3 million, or 27.3%, to $310.3 million at June 30, 2021 from $426.6 million at December 31, 2020. The decrease in money market deposit accounts was primarily the result of executing on a strategy to continue decreasing our cost of funds.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans:
Residential Real Estate	$—	$149
Total non-accrual loans	—	149
Total non-performing loans	—	149
Other real estate owned	1,158	1,180
Total non-performing assets	$1,158	$1,329
Ratios:
Total non-performing loans to gross loans receivable	0.00%	0.01%
Total non-performing loans to total assets	0.00%	0.01%
Total non-performing assets to total assets	0.07%	0.08%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities; however, the Company also utilizes wholesale deposits as a funding source in addition to customer deposits. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, federal funds purchased, and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had no Federal Home Loan Bank advances outstanding and unused borrowing capacity of $435.9 million as of June 30, 2021. The Company has the ability to borrow up to 100% of our PPP outstanding loan balances as of June 30, 2021, through the Paycheck Protection Program Lending Facility, however we were able to fund these loans through our own capital at this time. Additionally, at June 30, 2021, we had the ability to borrow up to $104.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2021.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2021, cash and cash equivalents totaled $176.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $165.8 million at June 30, 2021.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $49.1 million and $4.6 million for the six months ended June 30, 2021 and June 30, 2020, respectively. There were no sales of securities in the six months ended June 30, 2021, however one held-to maturity security was called while in a gain position of $3,000. There were no sales of securities for the six months ended June 30, 2020. Net cash used in investing activities, which consist primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $31.6 million and $232.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Net cash provided by financing activities was $51.2 million and $239.7 million for the six months ended June 30, 2021 and 2020, respectively, which consisted primarily of increases in non-interest bearing deposits of $115.5 million and subordinated debt net of issuance costs of $25.6 million offset by decreases in interest-bearing deposits of $88.8 million for the six months ended June 30, 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2021, totaled $267.3 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2021, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for June 30, 2021 and December 31, 2020, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2021 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital,

Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2021, the Company and the Bank meet all capital adequacy requirements to which each is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total capital (to risk-weighted assets)	$212,423	16.25%	$104,592	≥ 8.0%	$130,740	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$201,290	15.40%	$58,833	≥ 4.5%	$104,592	> 8.0%
Tier 1 capital (to risk-weighted assets)	$201,290	15.40%	$78,444	≥ 6.0%	$104,592	> 8.0%
Tier 1 capital (to average assets)	$201,290	11.78%	$68,344	≥ 4.0%	$85,430	> 5.0%
As of December 31, 2020
Total capital (to risk-weighted assets)	$189,534	14.60%	$103,872	≥ 8.0%	$129,840	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$176,657	13.61%	$58,428	≥ 4.5%	$103,872	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$176,657	13.61%	$77,904	≥ 6.0%	$103,872	≥ 8.0%
Tier 1 capital (to average assets)	$176,657	10.78%	$65,557	≥ 4.0%	$81,946	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2021, we had outstanding loan commitments of $275.7 million and outstanding stand-by letters of credit of $190,000. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net interest margin adjusted
Net interest income (GAAP)	$12,991	$10,726	$26,466	$21,025
Less: PPP fees recognized	1,180	591	2,821	591
Less: PPP interest income earned	404	338	790	338
Net interest income, excluding PPP income (non-GAAP)	11,407	9,797	22,855	20,096

Average interest earning assets (GAAP)	1,638,799	1,412,600	1,621,080	1,340,746
Less: average PPP loans	161,784	135,247	158,029	67,623
Average interest earning assets, excluding PPP (non-GAAP)	1,477,015	1,277,353	1,463,051	1,273,123
Net interest margin, excluding PPP (non-GAAP)	3.10%	3.08%	3.15%	3.18%

	As of June 30,
	2021	2020
Allowance for loan losses, adjusted
Allowance for loan losses (GAAP)	$11,133	$13,731
Total gross loans (GAAP)	1,274,478	1,280,502
Less: PPP loans	124,578	171,650
Total gross loans, excluding PPP loans (non-GAAP)	1,149,900	1,108,852
Allowance for loan losses to total loans, excluding PPP (non-GAAP)	0.97%	1.24%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2021. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no significant effect or impact on internal controls over financial reporting with the Company’s transition to a remote/work from home environment.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2021, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies. Reference is made to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 23, 2021. For a discussion of certain risk factors affecting the Company, see our disclosure under “Forward-Looking Statements” and “COVID-19 Pandemic” is Part I, Item 2 in this Form 10-Q.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase common shares during the three months ended June 30, 2021.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included with Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: August 12, 2021	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)