Form 10-Q
period 2021-09-30
MainStreet Bancshares, Inc.
filed 2021-11-05
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock Depositary Shares (each representing a 1/40th interest in a share of 7.50% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock)	MNSB	The Nasdaq Stock Market LLC

	MNSBP	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 2, 2021, there were 7,594,781 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of September 30, 2021 and December 31, 2020 (Dollars in thousands, except share and per share data)

	At September 30, 2021 (unaudited)	At December 31, 2020 (*)
Assets
Cash and due from banks	$67,992	$75,935
Federal funds sold	65,725	31,593
Cash and cash equivalents	133,717	107,528
Investment securities available-for-sale, at fair value	171,603	147,414
Investment securities held-to-maturity, at amortized cost	26,081	22,520
Restricted securities, at cost	5,039	4,616
Loans held for sale	—	57,006
Loans, net of allowance for loan losses of $11,428 and $12,877, respectively	1,246,331	1,230,379
Premises and equipment, net	14,795	14,289
Other real estate owned, net	1,158	1,180
Accrued interest and other receivables	4,718	9,604
Bank owned life insurance	35,987	25,341
Computer software, net of amortization	1,165	—
Other assets	16,605	23,288
Total Assets	$1,657,199	$1,643,165
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$475,157	$370,497
Interest bearing demand deposits	63,622	70,307
Savings and NOW deposits	79,556	74,099
Money market deposits	310,776	426,600
Time deposits	485,255	496,743
Total deposits	1,414,366	1,438,246
Subordinated debt, net	40,635	14,834
Other liabilities	18,169	22,420
Total Liabilities	1,473,170	1,475,500
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding as of September 30, 2021 and December 31, 2020	27,263	27,263
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 7,593,749 shares (including 228,257 nonvested shares) for September 30, 2021 and 7,443,842 shares (including 161,435 nonvested shares) for December 31, 2020	29,462	29,130
Capital surplus	67,152	66,116
Retained earnings	59,920	44,179
Accumulated other comprehensive income	232	977
Total Stockholders’ Equity	184,029	167,665
Total Liabilities and Stockholders’ Equity	$1,657,199	$1,643,165

*	Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three and Nine months ended September 30, 2021 and 2020 (Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income
Interest and fees on loans	$15,162	$15,083	$46,211	$43,702
Interest on investments securities	585	491	1,712	1,488
Interest on federal funds sold	38	12	73	416
Total Interest Income	15,785	15,586	47,996	45,606
Interest Expense
Interest on interest bearing DDA deposits	60	56	170	209
Interest on savings and NOW deposits	38	55	127	169
Interest on money market deposits	148	490	645	1,742
Interest on time deposits	1,795	2,841	6,039	9,740
Interest on Federal Home Loan Bank advances and other borrowings	—	13	—	107
Interest on subordinated debt	541	245	1,346	727
Total Interest Expense	2,582	3,700	8,327	12,694
Net Interest Income	13,203	11,886	39,669	32,912
Provision for (Recovery of) Loan Losses	290	635	(1,470)	6,560
Net Interest Income After (Recovery of) Provision For Loan Losses	12,913	11,251	41,139	26,352
Non-Interest Income
Deposit account service charges	642	487	1,802	1,407
Bank owned life insurance income	252	199	646	595
Loan swap fee income	—	1,851	—	2,677
Net gain on held-to-maturity securities	—	—	3	—
Net gain (loss) on sale of loans	(40)	33	434	33
Other fee income	632	288	1,602	878
Total Non-Interest Income	1,486	2,858	4,487	5,590
Non-Interest Expense
Salaries and employee benefits	4,847	4,495	14,276	13,191
Furniture and equipment expenses	716	574	1,743	1,528
Advertising and marketing	438	266	1,115	713
Occupancy expenses	399	332	1,092	910
Outside services	292	215	908	696
Administrative expenses	202	167	493	508
Other operating expenses	1,567	1,589	4,517	4,595
Total Non-Interest Expense	8,461	7,638	24,144	22,141
Income Before Income Taxes	5,938	6,471	21,482	9,801
Income Tax Expense	1,155	1,299	4,124	1,793
Net Income	$4,783	$5,172	$17,358	$8,008
Preferred Stock Dividends	539	—	1,617	—
Net Income Available To Common Shareholders	$4,244	$5,172	$15,741	$8,008
Net Income Per Common Share:
Basic	$0.56	$0.63	$2.09	$0.97
Diluted	$0.56	$0.63	$2.09	$0.97

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Nine Months Ended September 30, 2021 and 2020 (Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Comprehensive Income, net of taxes
Net Income	$4,783	$5,172	$17,358	$8,008
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period (net of tax (benefit) expense, ($90) and ($1), respectively, for the three months ended September 30, and ($213) and $136, respectively for the nine months ended September 30).	(349)	(7)	(760)	514
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $1 and $1, respectively, for the three months ended September 30, and $4 and $4, respectively, for the nine months ended September 30).	5	5	15	15
Other comprehensive income (loss)	(344)	(2)	(745)	529
Comprehensive Income	$4,439	$5,170	$16,613	$8,537

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the Three and Nine months ended September 30, 2021 and 2020 (Dollars in thousands)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Total
Balance, June 30, 2021	$27,263	$29,446	$66,667	$55,676	$576	$179,628
Vesting of restricted stock	—	16	(16)	—	—	—
Stock based compensation expense	—	—	501	—	—	501
Dividends on preferred stock	—	—	—	(539)	—	(539)
Net income	—	—	—	4,783	—	4,783
Other comprehensive loss	—	—	—	—	(344)	(344)
Balance, September 30, 2021	$27,263	$29,462	$67,152	$59,920	$232	$184,029

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2020	$27,263	$29,130	$66,116	$44,179	$977	$167,665
Vesting of restricted stock	—	332	(332)	—	—	—
Stock based compensation expense	—	—	1,368	—	—	1,368
Dividends on preferred stock	—	—	—	(1,617)	—	(1,617)
Net income	—	—	—	17,358	—	17,358
Other comprehensive loss	—	—	—	—	(745)	(745)
Balance, September 30, 2021	$27,263	$29,462	$67,152	$59,920	$232	$184,029

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Total
Balance, June 30, 2020	$—	$32,433	$74,850	$31,933	$954	$140,170
Preferred stock issued, net	27,527	—	—	—	—	27,527
Vesting of restricted stock	—	27	(27)	—	—	—
Stock based compensation expense	—	—	394	—	—	394
Net income	—	—	—	5,172	—	5,172
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance, September 30, 2020	$27,527	$32,460	$75,217	$37,105	$952	$173,261

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2019	$—	$32,397	$75,117	$29,097	$423	$137,034
Preferred stock issued, net	27,527	—	—	—	—	27,527
Vesting of restricted stock	—	303	(303)	—	—	—
Stock based compensation expense	—	—	1,153	—	—	1,153
Common stock repurchased	—	(240)	(750)	—	—	(990)
Net income	—	—	—	8,008	—	8,008
Other comprehensive income	—	—	—	—	529	529
Balance, September 30, 2020	$27,527	$32,460	$75,217	$37,105	$952	$173,261

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the nine months ended September 30,	2021	2020
Cash Flows from Operating Activities
Net income	$17,358	$8,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	1,390	1,284
Deferred income tax expense (benefit)	239	(2,208)
Provision for (recovery of) loan losses	(1,470)	6,560
Writedown of other real estate owned	22	32
Gain on sale of loans	(434)	(33)
Stock based compensation expense	1,368	1,153
Income from bank owned life insurance	(646)	(595)
Subordinated debt amortization expense	164	22
Gain on disposal of premises and equipment	(30)	(36)
Gain on call of held-to-maturity securities	(3)	—
Proceeds from sale of loans	31,264	—
Amortization of operating lease right-of-use assets	357	287
Change in:
Accrued interest receivable and other receivables	4,789	(3,159)
Other assets	6,253	(10,686)
Other liabilities	(4,251)	11,159
Net cash provided by operating activities	56,370	11,788
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	4,980	6,209
Maturities	317,000	160,000
Purchases	(347,449)	(191,968)
Activity in held-to-maturity securities:
Purchases	(5,499)	(1,005)
Called	1,775	1,700
Purchases of restricted investment in bank stock	(750)	(1,222)
Redemption of restricted investment in bank stock	327	2,763
Net (increase) decrease in loan portfolio	11,694	(256,406)
Purchase of bank owned life insurance	(10,000)	—
Computer software developed	(1,165)	—
Proceeds from sale of premises and equipment	51	51
Purchases of premises and equipment	(1,285)	(1,159)
Net cash used in investing activities	(30,321)	(281,037)
Cash Flows from Financing Activities
Net increase in non-interest deposits	104,660	163,941
Net increase (decrease) in interest bearing demand, savings, and time deposits	(128,540)	181,481
Net decrease in Federal Home Loan Bank advances and other borrowings	—	(40,000)
Net increase in subordinated debt, net issuance costs	25,637	—
Issuance of preferred stock, net	—	27,527
Cash dividends paid on preferred stock	(1,617)	—
Repurchases of common stock	—	(990)
Net cash provided by financing activities	140	331,959
Increase in Cash and Cash Equivalents	26,189	62,710
Cash and Cash Equivalents, beginning of period	107,528	64,844
Cash and Cash Equivalents, end of period	$133,717	$127,554
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$7,801	$12,803
Cash paid during the period for income taxes	$5,291	$2,255
Right of use assets obtained in exchange for new operating lease liabilities	$1,907	$—

Transfers from loans to other real estate owned	$—	$405
Loans transferred from held-for-sale to held-for-investment	$26,046	$—

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1. Organization, Basis of Presentation and Impact of Recently Issued Accounting Pronouncements

Organization

MainStreet Bancshares, Inc. (the “Company”) is a financial holding company incorporated under the laws of the Commonwealth of Virginia whose primary activity is the ownership and management of MainStreet Bank (the “Bank”). On October 12, 2021, the Company declared itself to be a financial holding company in place of a bank holding company. The Company elected this change in order to engage in nonbanking activities that are deemed to be closely related to banking. The Company is authorized to issue 10,000,000 shares of common stock with a par value of $4.00 per share. Additionally, the Company is authorized to issue 2,000,000 shares of preferred stock at a par value $1.00 per share. There is currently 28,750 shares of preferred stock outstanding. The Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”) and is subject to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

The Bank is headquartered in Fairfax, Virginia where it also operates a branch. The Bank was incorporated on March 28, 2003 and received its charter from the Bureau of Financial Institutions of the Commonwealth of Virginia (the “Bureau”) on March 16, 2004. The Bank commenced regular operations on May 26, 2004 and is supervised by the Bureau and the Federal Reserve. The Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank places special emphasis on serving the needs of individuals, and small and medium-sized business and professional concerns in the Washington, D.C. metropolitan area.

In August 2021, MainStreet Bancshares, Inc. established the subsidiary MainStreet Community Capital, LLC, to be a community development entity (“CDE”). This CDE will be an intermediary vehicle for the provision of loans and investments in Low-Income Communities (“LICs”).

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced AvenuTM, a division of MainStreet Bank. AvenuTM represents the Company’s suite of Banking as a Service (“BaaS”) solutions designed to meet the banking needs of Fintech customers. Our BaaS program is currently in development.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2020 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K filed by the Company with the SEC on March 23, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period.

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

The Company’s critical accounting policies relate to (1) the allowance for loan losses and (2) fair value of financial instruments. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. In connection with the determination of the allowances for losses on loans and valuation of other real estate owned management obtains independent appraisals for significant properties.

Capitalization of software development costs - We capitalize certain costs incurred to develop commercial software products. For software services that are to be sold, significant areas of judgment include: establishing when technological feasibility has been met and costs should be capitalized, determining the appropriate period over which to amortize the capitalized costs based on the estimated useful lives, estimating the marketability of the commercial software products and related future revenues, and assessing the unamortized cost balances for impairment. Costs incurred prior to establishing technological feasibility are expensed as incurred. Amortization begins on the date of general release and the appropriate amortization period is based on estimates of future revenues from sales of the products. We consider various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current and historical demand for a similar product, and anticipated changes in technology that may make the product obsolete.

For internal use software, capitalization begins after the preliminary project stage is complete. Costs incurred prior to this are expensed as incurred. Significant estimates and assumptions include determining the appropriate amortization period based on the estimated useful life and assessing the unamortized cost balances for impairment. Amortization begins on the date the software is placed in service and the amortization period is based on estimated useful life.

A significant change in an estimate or assumptions related to one or more software products could result in a material change to our results of operations.

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

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. The ASU is effective for fiscal years beginning after December 15, 2021. Transition is prospective. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-04 to have a material impact on its consolidated financial statements.

In August 2021, the FASB issued ASU 2021-06, “'Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants”. The ASU is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2021-06 to have a material impact on its consolidated financial statements.

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

Note 2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$100,000	$—	$—	$100,000
Collateralized Mortgage Backed	32,234	222	(661)	31,795
Subordinated Debt	5,720	39	(17)	5,742
Municipal Securities	27,423	1,148	(303)	28,268
U.S. Governmental Agencies	5,911	—	(113)	5,798
Total	$171,288	$1,409	$(1,094)	$171,603

Investment securities held-to-maturity was comprised of the following:

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$18,144	$856	$—	$19,000
Subordinated Debt	7,937	—	—	7,937
Total	$26,081	$856	$—	$26,937

Investment securities available-for-sale was comprised of the following:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$90,000	$—	$—	$90,000
Collateralized Mortgage Backed	24,743	282	(129)	24,896
Subordinated Debt	3,250	29	(1)	3,278
Municipal Securities	21,348	1,257	—	22,605
U.S. Governmental Agencies	6,785	—	(150)	6,635
Total	$146,126	$1,568	$(280)	$147,414

Investment securities held-to-maturity was comprised of the following:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$20,015	$1,058	$—	$21,073
Subordinated Debt	2,505	—	—	2,505
Total	$22,520	$1,058	$—	$23,578

The scheduled maturities of securities available-for-sale and held-to-maturity at September 30, 2021 were as follows:

	September 30, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$100,002	$100,002	$—	$—
Due from one to five years	1,004	1,013	2,089	1,642
Due from after five to ten years	7,349	7,357	8,521	9,385
Due after ten years	62,933	63,231	15,471	15,910
Total	$171,288	$171,603	$26,081	$26,937

Securities with a fair value of $677,834 and $269,075 at September 30, 2021 and December 31, 2020, respectively, were pledged to secure FHLB advances.

There were no securities sold from the available-for-sale portfolio for both the nine months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021, one held-to-maturity security was called and resulted in a gain of $3,197.

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$11,173	$(85)	$13,221	$(576)	$24,394	$(661)
Subordinated Debt	2,133	(17)	—	—	2,133	(17)
Municipal securities	9,887	(303)	—	—	9,887	(303)
U.S Governmental Agencies	—	—	5,798	(113)	5,798	(113)
Total	$23,193	$(405)	$19,019	$(689)	$42,212	$(1,094)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$14,971	$(129)	$—	$—	$14,971	$(129)
Subordinated Debt	749	(1)	—	—	749	(1)
U.S Government Agencies	—	—	6,785	(150)	6,785	(150)
Total	$15,720	$(130)	$6,785	$(150)	$22,505	$(280)

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

At September 30, 2021, there were seven collateralized mortgage backed securities with fair values totaling $11.2  million were in an unrealized loss position of less than 12 months and one security totaling $13.2 million in an unrealized loss position of more than 12 months. At September 30, 2021 five subordinated debt securities with fair values totaling approximately $2.1 million were in an unrealized loss position of less than 12 months. At September 30, 2021 eleven municipal securities with fair values totaling approximately $9.9 million were in an unrealized loss position of less than 12 months. At September 30, 2021 nine U.S. government agencies with fair values totaling approximately $5.7 million were in an unrealized loss position of more than 12 months. At September 30, 2021, there were no held-to-maturity securities in an unrealized loss position. The Bank does not consider any of the securities in the available for sale or held to maturity portfolio to be other-than-temporarily impaired at September 30, 2021 and December 31, 2020.

All municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at September 30, 2021 and December 31, 2020 was $35,471 and $54,836, respectively.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Residential Real Estate:
Single family	$155,377	$139,338
Multifamily	66,323	43,332
Farmland	1,329	861
Commercial Real Estate:
Owner-occupied	154,801	141,813
Non-owner occupied	339,965	325,085
Construction and Land Development	327,004	324,906
Commercial – Non Real-Estate:
Commercial & Industrial	191,281	230,027
Consumer – Non Real-Estate:
Unsecured	76	241
Secured	27,664	43,832
Total Gross Loans	1,263,820	1,249,435
Less: unearned fees, net	(6,061)	(6,178)
Less: unamortized discount on consumer secured loans	—	(1)
Less: allowance for loan losses	(11,428)	(12,877)
Net Loans	$1,246,331	$1,230,379

The unsecured consumer loans above include $76,000 and $241,000 of overdrafts reclassified as loans at September 30, 2021 and December 31, 2020, respectively.

The commercial and industrial loans above include $88.5 million and $135.2 million in Paycheck Protection Program loans at September 30, 2021 and December 31, 2020, respectively.

The Company held $0 and $57.0 million in loans for sale at September 30, 2021 and December 31, 2020, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2021 and 2020.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended September 30, 2021	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,160	$5,822	$2,621	$132	$1,398	$11,133
Recoveries	—	—	—	—	5	5
Provision	184	17	(5)	(24)	118	290
Ending Balance	$1,344	$5,839	$2,616	$108	$1,521	$11,428
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,344	$5,839	$2,616	$108	$1,521	$11,428

For the nine months ended September 30, 2021
Beginning Balance	$1,223	$6,552	$3,326	$371	$1,405	$12,877
Charge-offs	—	—	—	(4)	—	(4)
Recoveries	—	—	—	14	11	25
Provision	121	(713)	(710)	(273)	105	(1,470)
Ending Balance	$1,344	$5,839	$2,616	$108	$1,521	$11,428
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,344	$5,839	$2,616	$108	$1,521	$11,428

	Real Estate
For the three months ended September 30, 2020	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,084	$7,023	$2,873	$1,330	$1,421	$13,731
Charge-offs	—	—	—	(35)	—	(35)
Recoveries	—	—	—	5	10	15
Provision	14	114	466	(191)	232	635
Ending Balance	$1,098	$7,137	$3,339	$1,109	$1,663	$14,346
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$329	$329
Collectively evaluated for Impairment	$1,098	$7,137	$3,339	$1,109	$1,334	$14,017

For the nine months ended September 30, 2020
Beginning Balance	$1,030	$4,254	$2,180	$568	$1,552	$9,584
Charge-offs	—	(1)	—	(35)	(1,793)	(1,829)
Recoveries	—	—	—	8	23	31
Provision	68	2,884	1,159	568	1,881	6,560
Ending Balance	$1,098	$7,137	$3,339	$1,109	$1,663	$14,346
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$329	$329
Collectively evaluated for Impairment	$1,098	$7,137	$3,339	$1,109	$1,334	$14,017

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

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of September 30, 2021 and December 31, 2020:

September 30, 2021
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$223,029	$148	$222,881
Commercial Real Estate	494,766	1,076	493,690
Construction and Land Development	327,004	—	327,004
Commercial & Industrial	191,281	25	191,256
Consumer	27,740	—	27,740
Total	$1,263,820	$1,249	$1,262,571

December 31, 2020
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$182,499	$301	$182,198
Commercial Real Estate	467,930	1,088	466,842
Construction and Land Development	324,906	—	324,906
Commercial & Industrial	230,027	58	229,969
Consumer	44,073	—	44,073
Total	$1,249,435	$1,447	$1,247,988

The following table summarizes information in regard to impaired loans by loan portfolio class as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$148	$148	$—	$301	$301	$—
Commercial Real Estate
Non-owner Occupied	1,076	1,076	—	1,088	1,088	—
Commercial & Industrial	25	25	—	58	58	—
Total	$1,249	$1,249	$—	$1,447	$1,447	$—

The following table presents additional information regarding the impaired loans for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,
	2021		2020
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$150	$2	$301	$2
Commercial Real Estate
Non-owner Occupied	1,076	16	1,097	—
Commercial & Industrial	28	—	253	1
Consumer
Secured	—	—	115	2
Total	$1,254	$18	$1,766	$5

With an allowance recorded
Construction and Land Development	$—	$—	$268	$8
Total	$1,254	$18	$2,034	$13

	Nine Months Ended September 30,
	2021		2020
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$225	$6	$305	$7
Commercial Real Estate
Non-owner Occupied	1,080	49	1,099	17
Commercial & Industrial	39	2	357	10
Consumer
Secured	—	—	129	6
Total	1,344	57	1,890	40

With an allowance recorded
Construction and Land Development	$—	$—	$167	$9
Total	$1,344	$57	$2,057	$49

If interest on nonaccrual loans had been accrued, such income would have been $0 and $71,549 for the nine months ended September 30, 2021 and 2020.

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Residential Real Estate
Single family	$—	$149
Total	$—	$149

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

The following tables summarize the aggregate Pass and criticized categories of Watch, Special Mention, and Substandard within the Company’s internal risk rating system as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$153,318	$—	$738	$1,321	$155,377
Multifamily	66,323	—	—	—	66,323
Farmland	1,329	—	—	—	1,329
Commercial Real Estate:
Owner occupied	150,691	3,239	—	871	154,801
Non-owner occupied	252,322	53,721	15,275	18,647	339,965
Construction & Land Development	307,154	19,850	—	—	327,004
Commercial – Non Real Estate:
Commercial & Industrial	184,396	3,149	304	3,432	191,281
Consumer – Non Real Estate:
Unsecured	76	—	—	—	76
Secured	27,664	—	—	—	27,664
Total	$1,143,273	$79,959	$16,317	$24,271	$1,263,820

	December 31, 2020
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$137,937	$—	$738	$663	$139,338
Multifamily	43,332	—	—	—	43,332
Farmland	861	—	—	—	861
Commercial Real Estate:
Owner occupied	136,257	5,556	—	—	141,813
Non-owner occupied	264,546	59,453	—	1,086	325,085
Construction & Land Development	322,149	2,757	—	—	324,906
Commercial – Non Real Estate:
Commercial & Industrial	225,012	4,059	591	365	230,027
Consumer – Non Real Estate:
Unsecured	241	—	—	—	241
Secured	43,832	—	—	—	43,832
Total	$1,174,167	$71,825	$1,329	$2,114	$1,249,435

The following tables present the segments of the loan portfolio summarized by aging categories as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$155,377	$155,377	$—
Multifamily	—	—	—	—	66,323	66,323	—
Farmland	—	—	—	—	1,329	1,329	—
Commercial Real Estate:
Owner occupied	—	—	—	—	154,801	154,801	—
Non-owner occupied	—	—	—	—	339,965	339,965	—
Construction & Land Development	—	—	—	—	327,004	327,004	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	191,281	191,281	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	76	76	—
Secured	52	—	—	52	27,612	27,664	—
Total	$52	$—	$—	$52	$1,263,768	$1,263,820	$—

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$139,189	$139,338	$149
Multifamily	—	—	—	—	42,300	42,300	—
Farmland	—	—	—	—	861	861	—
Commercial Real Estate:
Owner occupied	—	—	—	—	141,813	141,813	—
Non-owner occupied	—	—	—	—	326,117	326,117	—
Construction & Land Development	—	—	—	—	324,906	324,906	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	230,027	230,027	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	241	241	—
Secured	68	—	—	68	43,764	43,832	—
Total	$68	$—	$—	$68	$1,249,218	$1,249,435	$149

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

As of September 30, 2021, and December 31, 2020, the Company did not have any TDRs.

Note 4. Intangible Assets

The carrying amount of computer software developed was $1.2 million at September 30, 2021 and December 31, 2020. The following table presents the changes in the carrying amount of computer software developed during the nine months ended September 30, 2021.

	As of September 30, 2021		As of December 31, 2020
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Computer software	$1,165	$—	$—	$—
Total	1,165	$—	$—	$—

The Company is still in the development stage of the computer software where costs are capitalized. Capitalization ceases when the software is substantially complete and ready for its intended use. At that time the intangible asset will be amortized on a straight-line bases over the estimated useful life of the asset. As of September 30, 2021, the Company has not recorded any amortization on its intangible computer software.

Note 5. Derivatives and Risk Management Activities

The Bank uses derivative financial instruments (“derivatives”) primarily to assist customers with their risk management objectives. The Company classifies these items as free standing derivatives consisting of customer accommodation interest rate loan swaps (“interest rate loan swaps”). The Bank enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Bank receives a floating rate. These back-to-back interest rate loan swaps qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” in the consolidated financial statements. Changes in fair value are recorded in other noninterest expense and net to zero because of the identical amounts and terms of the interest rate loan swaps.

The following tables summarize key elements of the Banks’s derivative‘s as of September 30, 2021 and December 31, 2020.

September 30, 2021
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$208,872	38	$3,011	—	$15,120
Matched interest rate swap with counterparty	$208,872	38	—	$3,011	$15,120

December 31, 2020
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$210,314	38	$12,152	—	$15,120
Matched interest rate swap with counterparty	$210,314	38	—	$12,152	$15,120

The Company is able to recognize fee income upon execution of the interest rate swap contract. Interest rate swap fee income for the three and nine months ended September 30, 2021 were both $0, respectively. Interest rate swap income for the same period for 2020 was $1.9 million and $2.7 million, respectively.

Note 6. Fair Value Presentation

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of September 30, 2021, and December 31, 2020, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 5: “Derivative Financial Instruments”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$100,000	$—	$100,000
Collateralized Mortgage Backed	—	31,795	—	31,795
Subordinated Debt	—	5,742	—	5,742
Municipal Securities	—	28,268	—	28,268
U.S. Government Agencies	—	5,798	—	5,798
Derivative asset – interest rate swap on loans	—	3,011	—	3,011
Total	$—	$174,614	$—	$174,614
Liabilities:
Derivative liability – interest rate swap on loans	—	3,011	—	3,011
Total	$—	$3,011	$—	$3,011

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$90,000	$—	$90,000
Collateralized Mortgage Backed	—	24,896	—	24,896
Subordinated Debt	—	3,278	—	3,278
Municipal Securities	—	22,605	—	22,605
U.S. Government Agencies	—	6,635	—	6,635
Derivative asset – interest rate swap on loans	—	12,152	—	12,152
Total	$—	$159,566	$—	$159,566
Liabilities:
Derivative liability – interest rate swap on loans	—	12,152	—	12,152
Total	$—	$12,152	$—	$12,152

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

The following table summarizes the value of the Bank’s assets as of September 30, 2021 and December 31, 2020 that were measured at fair value on a nonrecurring basis during the period:

September 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$1,158	$1,158
Total	$—	$—	$1,158	$1,158

December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$1,180	$1,180
Total	$—	$—	$1,180	$1,180

The following table summarizes the value of the Bank’s assets as of September 30, 2021 that were measured at fair value on a nonrecurring basis during the period:

	Fair Value Measurements at September 30, 2021
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Other Real Estate Owned, net	$1,158	Appraisals	Discount to reflect current market conditions and estimated selling costs.	6% - 10%
Total	$1,158

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

September 30, 2021	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$133,717	$133,717	$133,717	$—	$—
Restricted equity securities	5,039	5,039	—	5,039	—
Securities:
Available for sale	171,603	171,603	—	171,603	—
Held to maturity	26,081	26,937	—	26,937	—
Loans, net	1,246,331	1,267,566	—	—	1,267,566
Derivative asset – interest rate swap on loans	3,011	3,011	—	3,011	—
Bank owned life insurance	35,987	35,987	—	35,987	—
Accrued interest receivable	4,131	4,131	—	4,131	—
Liabilities:
Deposits	$1,414,366	$1,420,669	$—	$929,111	$491,558
Derivative liability – interest rate swaps on loans	3,011	3,011	—	3,011	—
Accrued interest payable	1,016	1,016	—	1,016	—

December 31, 2020	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$107,528	$107,528	$107,528	$—	$—
Restricted equity securities	4,616	4,616	—	4,616	—
Securities:
Available for sale	147,414	147,414	—	147,414	—
Held to maturity	22,520	23,578	—	23,578	—
Loans, net	1,230,379	1,259,671	—	—	1,259,671
Loans held for sale	57,006	58,930	—	—	58,930
Derivative asset – interest rate swap on loans	12,152	12,152	—	12,152	—
Bank owned life insurance	25,341	25,341	—	25,341	—
Accrued interest receivable	9,154	9,154	—	9,154	—
Liabilities:
Deposits	$1,438,246	$1,451,708	$—	$941,503	$510,205
Derivative liability – interest rate swaps on loans	12,152	12,152	—	12,152	—
Accrued interest payable	490	490	—	490	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at September 30, 2021 from December 31, 2020.

Note 7. Earnings Per Common Share

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except for per share data)	2021	2020	2021	2020
Net income available to common shareholders	$4,244	$5,172	$15,741	$8,008
Weighted average number of common shares issued, basic and diluted	7,571,214	8,272,570	7,547,254	8,275,344
Net income per common share:
Basic and diluted income per common share	$0.56	$0.63	$2.09	$0.97

Note 8. Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes, as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Unrealized gain on securities	$315	$1,287
Unrealized loss on securities transferred to HTM	(35)	(55)
Tax effect	(48)	(255)
Total accumulated other comprehensive income	$232	$977

Note 9. Leases

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

Cash paid for amounts included in the measurement of lease liabilities during the nine months ended September 30, 2021 was $437,000. During the nine months ended September 30, 2021 and 2020, the Company recognized lease expense of $514,000 and $442,000, respectively.

As of September 30,
(Dollars in thousands)	2021
Lease liabilities	$7,843
Right-of-use assets	$7,268
Weighted-average remaining lease term – operating leases (in months).	175.6
Weighted-average discount rate – operating leases	2.81%

For the nine months ended September 30,
(Dollars in thousands)	2021
Lease Cost
Operating lease cost	$514
Total lease costs	$514
Cash paid for amounts included in measurement of lease liabilities	$437

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

During the nine months ended September 30, 2021, the Company entered into one new operating lease. This lease is intended to be used as an operation center to accommodate the growing efforts of the Company.

As of September 30, 2021, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of September 30, 2021 is as follows:

(Dollars in thousands)
2021	$161
2022	607
2023	638
2024	654
2025	671
Thereafter	6,837
Total undiscounted cash flows	$9,568
Discount	(1,725)
Lease liabilities	$7,843

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2020, previously filed with the SEC on March 23, 2021. Results for the three and nine months ended September 30, 2021 are not necessarily indicative of results for the year ending December 31, 2021 or any future period.

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

•	the continuing impact of the novel coronavirus disease (COVID-19) outbreak and measures taken in response for which future developments are highly uncertain and difficult to predict;
•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	competition among depository and other financial institutions, particularly intensified competition for deposits;
•	inflation and an interest rate environment that may reduce our margins or reduce the fair value of our financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;
•	the impact of significant changes in accounting procedures or requirements on our financial condition or results of operations;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices;
•	changes in our organization, compensation and benefit plans;
•	our ability to attract and retain key employees;
•	changes in our financial condition or results of operations that reduce capital;
•	changes in the financial condition or future prospects of issuers of securities that we own;
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

MainStreet Bancshares, Inc. is a financial holding company that owns 100% of MainStreet Bank, a community bank focused on serving the borrowing, cash management and depository needs of small to medium-sized businesses and professional practices and retail customers. On October 12, 2021, the Company declared itself to be a financial holding company, in place of a bank holding company, in order to engage in nonbanking activities that are deemed to be closely related to banking.

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

The Company and its subsidiaries are incorporated in and chartered by the Commonwealth of Virginia. The Bank is a member of the Federal Reserve System, and its deposits are insured by the FDIC. The Bank opened for business on May 26, 2004, and is headquartered in Fairfax, Virginia. We currently operate six Bank branches; located in Herndon, Fairfax, McLean, Clarendon, and Leesburg Virginia, and one in Washington D.C.

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

In August 2021, the Company created a community development entity (“CDE”) subsidiary, MainStreet Community Capital, LLC, a Virginia limited liability company, to apply for New Market Tax Credit (“NMTC”) allocations from the U.S. Department of Treasury’s Community Development Financial Institutions Fund. To promote development in economically distressed areas, the NMTC program was established under the Community Renewal Tax Relief Act of 2000 to provide tax incentives for capital investment in disadvantaged market areas that have not experienced economic expansion. The program establishes a tax credit for investment in a CDE and ongoing compliance with the program is accomplished through a governing board and an advisory board which maintains accountability to residents and businesses in the aforementioned disadvantaged areas. While the legal entity has been established, the CDE is still in the process of seeking certification by the CDFI Fund as well as selecting members of the advisory board.

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced AvenuTM, a division of MainStreet Bank. AvenuTM represents the Company’s suite of Banking as a Service (“BaaS”) solutions designed to meet the banking needs of Fintech customers. We believe our approach to providing a proprietary BaaS solution is unique. Our transformational subledger combined with our high-touch compliance training goes beyond the industry standards to ensure that our Fintech partners will prosper. We believe partnering with Fintechs will provide access to untapped markets, and become a fresh source for growth in low-cost deposits and fee income.

COVID-19 Pandemic

The continuing effects of the COVID-19 pandemic and resulting economic conditions have impacted our business and financial results and could continue to impact our business and results of operations in several ways in the future, including without limitation in areas related to credit, collateral, customer demand, operations, interest rate risk, liquidity and litigation, as described in more detail below. The extent to which the Company’s business will continue to be negatively affected by the pandemic will depend on future developments, which are highly uncertain and cannot be reasonably predicted.

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

Operational Risk. As of September 30, 2021, 94% of our employees have been vaccinated for the coronavirus. Nevertheless, current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we modified our business practices with a portion of our employees working remotely from their homes to minimize interruptions of our operations. Technology in employees’ homes may be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk.

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

Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that solicited the Bank for PPP loans, regarding its process and procedures used to process applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition, and results of operations. On Friday, March 13, 2020, then-President Trump declared a national emergency caused by the COVID-19 pandemic. The federal and state guidelines issued in connection with this national emergency to curb the spread of the COVID-19 pandemic have caused economic disruption across nearly every industry as well as significant unemployment. The Commonwealth of Virginia and the District of Columbia instituted stay at home guidelines with an exception made for essential businesses. Both jurisdictions consider banking to be an essential business.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2021 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended December 31, 2020, other than the items discussed in our Recently Issued Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended September 30, 2021 and 2020

General

Net income decreased $389,000 to $4.8 million for the three months ended September 30, 2021 from $5.2 million for the three months ended September 30, 2020. The decrease in net income for the three months ended September 30, 2021 was primarily due to a decrease in fees recognized on individual interest rate swap income of $1.9 million over the same period in 2020, despite increasing our net interest income. During the three months ended September 30, 2021, the Company’s net interest income increased $1.3 million over the same period in 2020. Net income was also affected by increases of $352,000 in salaries and employee benefits for the three months ended September 30, 2021 compared to the same period in 2020.

Interest Income

Total interest income increased $199,000, or 1.3%, to $15.8 million for the three months ended September 30, 2021 from $15.6 million for the three months ended September 30, 2020. The increase was primarily the result of an increase in interest and fees on loans of $79,000 and an increase in interest on investment securities of $94,000. Total average interest-earning assets increased $121.0 million, to $1.60 billion for the three months ended September 30, 2021 from $1.47 billion for the same period in 2020 primarily because of an increase in the average balance of federal funds sold and interest-earning deposits of $125.7 million, a $29.4 million increase in the average balance of investment securities and despite a decrease in the average balance of loans of $34.1 million as part of our PPP portfolio is being paid off. The average yield on our interest-earning assets decreased 27 basis points to 3.92% for the three months ended September 30, 2021 as compared to 4.19% for the three months ended September 30, 2020 primarily because of lower average yields on interest earning assets due to market conditions, loans related to PPP lending with a rate of 1%, and the Federal Reserve lowering the federal interest rates to near 0%.

Interest and fees on loans increased $79,000, to $15.2 million for the three months ended September 30, 2021 from $15.1 million for the same period in 2020. This increase was primarily due to an increase in the average yield on loans despite the average loans outstanding decreasing $34.1 million, which decreased to $1.26 billion as of September 30, 2021 from $1.29 billion as of September 30, 2020. The average yield on loans increased 15 basis points, or 3.2%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Included in average loans for the three months ended September 30, 2021, $105.2 million was attributable to average PPP loans. PPP loans have an interest rate of 1% and as the level of PPP loan repayments accelerate, the Bank is seeing loan yields rise to a normalized level despite average loan balances decreasing.

Interest income on federal funds sold and interest-earning deposits increased by $26,000 to $38,000 for the three months ended September 30, 2021, from $12,000 for the three months ended September 30, 2020. The increase was primarily due to a significant increase in the average balance on these deposits. The average balance of interest-earning deposits and federal funds sold increased $125.7 million to $234.4 million for the three months ended September 30, 2021 from $108.7 million for the same period in 2020. The average yield increased slightly to 0.06% for the three months ended September 30, 2021 from 0.04% for the same period in 2020. The Bank held higher average balances in these accounts during the third quarter of 2021 while determining strategic alternatives to deploy this capital.

Interest on investment securities increased by $94,000 to $584,000 for the three months ended September 30, 2021 from $490,000 for the three months ended September 30, 2020. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals decreased in total $9,000, or 2.7 to $325,000 for the three months ended September 30, 2021, from $334,000 for the three months ended September 30, 2020. Interest on mortgage-backed securities increased by $66,000, or 186.5%, to $101,000 for the three months ended September 30, 2021, from $35,000 for the three months ended September 30, 2020. Subordinated debt interest income increased by $31,000, or 50.0%, to $93,000 for the three months ended September 30, 2021, from $62,000 for the three months ended September 30, 2020. The average yield on total securities decreased 39 basis points, to 2.26% for the three months ended September 30, 2021, from 2.65% for the same period in 2020. As a decrease in market rates resulted in stagnant yielding investments, investment income increased accordingly due to the average balance of investment securities increasing by $29.4 million, to $102.9 million for the three months ended September 30, 2021, from $73.5 million for the three months ended September 30, 2020

Interest Expense

Total interest expense decreased $1.1 million, to $2.6 million for the three months ended September 30, 2021 from $3.7 million for the three months ended September 30, 2020, primarily due to a $1.0 million decrease in interest expense on time deposits and a $342,000 decrease in interest expense on money market deposits. These decreases were offset by an increase of $296,000 increase in interest expense primarily due to newly issued subordinated debt in 2021 and included in the three months ended September 30, 2021 over the three months ended September 30, 2020

Interest expense on deposits decreased $1.4 million, to $2.0 million for the three months ended September 30, 2021 from $3.4 million for the three months ended September 30, 2020 primarily as a result of a decrease in average interest-bearing deposit yields. The decrease of expenses due to average yields was offset by an increase in average deposit balances of $6.8 million to $951.0 million during the three months ended September 30, 2021 as compared to $944.3 million for the three months ended September 30, 2020. The increase in the average balance of interest-bearing deposits was primarily a result of a $38.5 million increase in the average balance of interest-bearing demand deposit accounts offset by a $15.7 million decrease in the average balance of time deposits. The large increase in interest-bearing demand deposits was primarily driven by accounts opened and funded in connection with PPP loans as well as our business bankers executing on our deposit gathering strategy. The average cost of deposits was 85 basis points for the three months ended September 30, 2021, compared to 145 basis points for the three months ended September 30, 2020. The average rate paid on money market deposits decreased 39 basis points to 0.19% for the three months ended September 30, 2021 from 0.58% for the three months ended September 30, 2020. The average rate paid on interest-bearing demand deposits decreased 47 basis points to 0.37% for the three months ended September 30, 2021 from 0.84% for the three months ended September 30, 2020. The average cost of certificates of deposit decreased by 76 basis points to 1.40% for the three months ended September 30, 2021 as compared to 2.16% for the three months ended September 30, 2020. The decrease in the average cost of interest-bearing demand deposits for the three months ended September 30, 2021, in addition to a low-rate environment, was the result of our continued effort to attract and retain low-cost deposits and reducing our reliance on wholesale deposits as compared to the three months ended September 30, 2020.

Interest expense on advances from the Federal Home Loan Bank decreased $13,000 to $0 for the three months ended September 30, 2021, from $13,000 for the three months ended September 30, 2020 as a result of no outstanding advances on the Federal Home Loan Bank advances for the three months ended September 30, 2021 from $4.5 million for the three months ended September 30, 2020. The average balance of subordinated debt increased $25.8 million for the three months ended September 30, 2021, due to an additional $30 million in new low cost subordinated debt issued in 2021 and included in the three months ended September 30, 2021.

Net Interest Income

Net interest income increased approximately $1.3 million, or 11.1%, to $13.2 million for the three months ended September 30, 2021 from $11.9 million for the three months ended September 30, 2020 because of our net interest-earning assets increasing $93.0 million to $604.1 million for the three months ended September 30, 2021 from $511.1 million for the three months ended September 30, 2020. The interest rate spread increased by 22 basis points to 2.89% for the three months ended September 30, 2021 from 2.67% for the three months ended September 30, 2020. The net interest margin increased by 8 basis points from 3.28% for the three months ended September 30, 2020 to 3.20% for the three months ended September 30, 2021. The net interest margin, excluding PPP loans for the three months ended September 30, 2021, was 3.14%, a decrease of 15 basis points from the same period in 2020. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin excluding PPP income, which is a non-GAAP financial measure, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

	For the Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,258,485	$15,162	4.78%	$1,292,566	$15,083	4.63%
Investment securities	102,893	585	2.26%	73,486	491	2.65%
Federal funds and interest-bearing deposits	234,363	38	0.06%	108,666	12	0.04%
Total interest-earning assets	1,595,741	$15,785	3.92%	1,474,718	$15,586	4.19%
Non-interest-earning assets	88,521			65,665
Total assets	$1,684,262			$1,540,383
Interest-bearing liabilities:
Interest-bearing demand deposits	$64,966	$60	0.37%	$26,469	$56	0.84%
Money market deposits	302,848	148	0.19%	332,750	490	0.58%
Savings and NOW deposits	75,968	38	0.20%	62,066	55	0.35%
Time deposits	507,254	1,795	1.40%	522,995	2,841	2.16%
Total interest-bearing deposits	951,036	2,041	0.85%	944,280	3,442	1.45%
Federal funds purchased	2	—	—	—	—	—
Federal Home Loan Bank advances	—	—	—	4,511	13	1.14%
Subordinated debt	40,609	541	5.29%	14,823	245	6.56%
Total interest-bearing liabilities	991,647	$2,582	1.03%	963,614	$3,700	1.52%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	510,008			428,726
Total liabilities	1,501,655			1,392,340
Stockholders’ equity	182,607			148,043
Total liabilities and stockholders’ equity	$1,684,262			$1,540,383
Net interest income		$13,203			$11,886
Interest rate spread (2)			2.89%			2.67%
Net interest-earning assets (3)	$604,094			$511,104
Net interest margin (4)			3.28%			3.20%
Net interest margin, excluding PPP loans			3.14%			3.29%
Average interest-earning assets to average interest-bearing liabilities	160.92%			153.04%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended
	September 30, 2021 and 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(1,705)	$1,784	$79
Investment securities	488	(394)	94
Federal funds and interest-bearing deposits	18	8	26
Total interest-earning assets	(1,199)	1,398	199
Interest-bearing liabilities:
Interest-bearing demand deposits	182	(178)	4
Money market deposit accounts	(40)	(302)	(342)
Savings and NOW accounts	58	(75)	(17)
Time deposits	(82)	(964)	(1,046)
Total deposits	118	(1,519)	(1,401)
Federal Home Loan Bank advances	(13)	—	(13)
Subordinated debt	605	(309)	296
Total interest-bearing liabilities	710	(1,828)	(1,118)
Change in net interest income	$(1,909)	$3,226	$1,317

Provision for Loan Losses

Management believes that the provision recorded for the period ended September 30, 2021 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, and credit quality. In performing our assessment of the allowance for loan losses as of September 30, 2021, management compiled and analysed extensive amounts of information, including additional relief requested and conversations with borrowers, to make an objective estimate of potential losses caused by the COVID-19 pandemic. Using that information, we stressed the portfolio through the lens of an escalated economic shutdown that is above and beyond a normal operating environment. Because this stressed economy is the result of a health pandemic, there is uncertainty about the duration COVID-19 will have on our borrowers. In response to this uncertainty, we created and incorporated a COVID-19 qualitative factor within our allowance to isolate and monitor going forward the heightened stresses our borrowers are facing. Since our loan portfolio has remained strong and continues to perform, we have recovered a substantial portion of this special COVID provision as of September 30, 2021. We will continuously review the loan portfolio to determine the depth and breadth of potential loan losses associated with the pandemic. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the loan portfolio that may arise from this crisis, additional provision expenses may be required. The Board and management agreed to continue to work expeditiously with borrowers to analyze the loan portfolio with a goal of timely identifying, provisioning, and reporting probable losses that could occur throughout the course of the pandemic.

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

Provision for loan losses decreased by $345,000 to a provision of loan losses of $290,000 for the three months ended September 30, 2021 from provision expense of $635,000 for the three months ended September 30, 2020 primarily as a result of how strong the loan portfolio has endured the pandemic. The provision expense was needed for additional loan growth. The increase in loan originations, which totaled approximately $51.7 million for the three months ended September 30, 2020 compared to loan originations, of $85.2 million for the three months ended September 30, 2021. The Company has not provisioned any allowance for loan losses for PPP loans as they are guaranteed by SBA. Non-performing loans decreased $1.2 million from $1.2 million at September 30, 2020 to $0 at September 30, 2021. During the three months ended September 30, 2021, special mention loans increased $15.4 million for a balance of $16.3 million, compared to the same period in 2020. Substandard loans increased $21.0 million as of September 30, 2021 compared to September 30, 2020. Of the substandard loans as of June 30, 2021, 80.4% are connected to the hospitality industry. These loans were initially impacted by the pandemic and were downgraded out of an abundance of caution while cash flows and occupancy levels have continued to increase to pre-pandemic levels. Management does not believe there will be losses associated with these credits. During the three months ended September 30, 2021, there were no charge-offs incurred, and recoveries of $5,000 were received.

Non-Interest Income

Non-interest income decreased $1.4 million, or 48.0%, to $1.5 million for the three months ended September 30, 2021 from $2.9 million for the three months ended September 30, 2020. The decrease in non-interest income was primarily due to a decrease in fees recognized on individual interest rate swap income but was offset by increases in deposit account service fees of $155,000 and $344,000 in other fee income for the three months ended September 30, 2021. The deposit account services fees increased primarily due to more customer activity in the three months ended September 30, 2021 than the same period in 2020. The Company continues to focus on increasing fee income through loan swaps as it strategically benefits our customers.

Non-Interest Expense

Non-interest expense increased $823,000, or 10.8%, to $8.5 million for the three months ended September 30, 2021 from $7.6 million for the three months ended September 30, 2020 primarily because of increases in salary and employee benefits of $352,000 and advertising and marketing expenses of $172,000. Salaries and employee benefits expense increased by $352,000 to $4.9 million for the three months ended September 30, 2021 from $4.5 million for the three months ended September 30, 2020. Advertising and marketing expenses increased $172,000, or 64.7%, to $438,000 for the three months ended September 30, 2021 from $266,000 for the three months ended September 30, 2020 due to new strategic partnerships and timing of initiatives. Franchise taxes increased approximately $44,000 to $386,000 for the three months ended September 30, 2021 from $342,000 for the three months ended September 30, 2020 because of the increase in the Company’s capital as of September 30, 2021 compared to the balance sheet as of September 30, 2020. FDIC insurance premiums decreased approximately $85,000 to $315,000 for the three months ended September 30, 2021 from $400,000 for the three months ended September 30, 2020.

Income Tax Expense

Income tax expense decreased $144,000, or 11.1%, to a tax expense of $1.2 million for the three months ended September 30, 2021 from a tax expense of $1.3 million for the three months ended September 30, 2020. The decrease in federal income tax expense for the three months ended September 30, 2021 compared to the same period a year ago was driven by the decrease in income before income taxes of $533,000, to income before income tax of $5.9 million as of September 30, 2021 compared to income before income tax expense of $6.5 million for the same period in the prior year. As a result of expanding into the District of Columbia, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $90,000 for the three months ended September 30, 2021. For the three months ended September 30, 2021, the Company had an effective tax expense rate of 19.5%, compared to effective tax expense rate of 20.1% for the three months ended September 30, 2020.

Comparison of Statements of Income for the Nine Months Ended September 30, 2021 and 2020

General

Net income increased $9.4 million, to $17.4 million for the nine months ended September 30, 2021, from $8.0 million for the nine months ended September 30, 2020. The increase in net income for the nine months ended September 30, 2021 was primarily due to a recovery in provision for loan losses in response to the strong credit profile through the pandemic. In addition to the recovery in provision for loan losses, the Bank saw an increase in net interest income of $6.8 million.

Interest Income

Total interest income increased $2.4 million, or 5.2%, to $48.0 million for the nine months ended September 30, 2021, from $45.6 million for the nine months ended September 30, 2020. The increase was primarily the result of an increase in interest and fees on loans of $2.5 million, an increase in interest on investment securities of $224,000 and offset by a decrease on interest on federal funds sold and interest-earning deposits of $343,000. Total average interest-earning assets increased $227.2 million, to $1.6 billion for the nine months ended September 30, 2021, from $1.4 billion for the same period in 2020 primarily as a result of an increase in the average balance of loans of $104.8 million, a $21.1 million increase in the average balance of investment securities and an increase in the average balance of federal funds sold and interest-earning deposits with banks of $101.3 million. The average yield on our interest-earning assets decreased 42 basis points to 3.98% for the nine months ended September 30, 2021 as compared to 4.40% for the nine months ended September 30, 2020 primarily as a result of a lower average yield on the loan portfolio and excess balances in federal funds sold and interest-earning deposits.

Interest and fees on loans increased $2.5 million to $46.2 million for the nine months ended September 30, 2021 from $43.7 million for the same period in 2020. This increase was primarily due to an increase in average loans outstanding of $104.8 million, which increased to $1.3 billion as of September 30, 2021 from $1.2 billion as of September 30, 2020. During the nine months ended September 30, 2021, the Federal Reserve kept the federal funds interest rate to a range of 0 - 25 basis points, which decreased yields on the Bank’s asset sensitive balance sheet. The average yield on loans decreased 14 basis points, to 4.78% for the nine months ended September 30, 2021 as compared 4.92% for the nine months ended September 30, 2020.

Interest income on federal funds sold and interest-earning deposits decreased by $343,000 to $73,000 for the nine months ended September 30, 2021, from $416,000 for the nine months ended September 30, 2020. The decrease was primarily due to a significant decrease average yield despite an increase in average balance on these deposits. The average yield decreased 41 basis points, to 0.04% for the nine months ended September 30, 2021 from 0.45% for the nine months ended September 30, 2020. The average balance of interest-earning deposits and federal funds sold increased $101.3 million to $224.5 million for the nine months ended September 30, 2021 from $123.2 million for the nine months ended September 30, 2020.

Interest on investment securities increased by $224,000 to $1.7 million for the nine months ended September 30, 2021 from $1.5 million for the nine months ended September 30, 2020. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $46,000, or 5.0%, to $972,000 for the nine months ended September 30, 2021, from $925,000 for the nine months ended September 30, 2020. Interest on mortgage-backed securities increased by $85,000, or 45.6%, to $271,000 for the nine months ended September 30, 2021, from $186,000 for the nine months ended September 30, 2020. Subordinated debt interest income increased by $96,000, or 54.9%, to $271,000 for the nine months ended September 30, 2021, from $175,000 for the nine months ended September 30, 2020. The average yield on securities decreased 29 basis points to 2.42% for the nine months ended September 30, 2021 from 2.71% for the same period in 2020, as decreased market rates resulted in lower yielding investments. The average balance of investment securities increased by $21.1 million to $94.6 million for the nine months ended September 30, 2021, from $73.5 million for the nine months ended September 30, 2020.

Interest Expense

Total interest expense decreased $4.4 million to $8.3 million for the nine months ended September 30, 2021 from $12.7 million for the nine months ended September 30, 2020, primarily due to a $3.7 million decrease in interest expense on time deposits and a $1.1 million decrease in interest expense on money market deposits. These decreases were offset by an increase in interest expense on subordinated of $619,000.

Interest expense on deposits decreased $4.9 million, to $7.0 million for the nine months ended September 30, 2021 from $11.9 million for the nine months ended September 30, 2020 primarily as a result of a decrease in average interest-bearing deposit yields despite an increase in average interest bearing balances of $71.6 million to $1.0 billion during the nine months ended September 30, 2021 as compared to $922.7 million for the nine months ended September 30, 2020. The increase in the average balance of interest-bearing deposits was primarily as a result of a $56.8 million increase in the average balance of our money market deposit accounts and a $41.5 million increase in the average balance of our interest-bearing demand deposits. The large increase in money market and demand deposits was primarily driven by accounts opened and funded in connection with PPP loans. The decrease in the average balance of our time deposits was primarily a result of a focused effort to replace wholesale deposits with lower cost core deposits. The average cost of deposits was 94 basis points for the nine months ended September 30, 2021 compared to 172 basis points for the nine months ended September 30, 2020. The average rate paid on money market deposits decreased 56 basis points to 0.25% for the nine months ended September 30, 2021 from 0.81% for the nine months ended September 30, 2020. The decrease in the average balance of our certificates of deposits of $34.8 million from $543.5 million for the nine months ended September 30, 2020 to $508.7 million for the nine months ended September 30, 2021 was primarily the result of the Company’s strategy to replace wholesale deposits with core deposits. The average cost of certificates of deposit decreased by 81 basis points to 1.59% for the nine months ended September 30, 2021 as compared to 2.40% for the nine months ended September 30, 2020. The increase in the average balance of our interest-bearing demand deposits of $41.5 million from $25.8 million for the nine months ended September 30, 2020 to $67.3 million for the nine months ended September 30, 2021, was primarily driven by the Bank’s effort to increase our low cost deposits and reduce our reliance on wholesale deposits.

Interest expense on advances from the Federal Home Loan Bank decreased $107,000 to $0 for the nine months ended September 30, 2021, from $107,000 for the nine months ended September 30, 2020, as a result of an decrease in the average balance of the Federal Home Loan Bank advances of $8.3 million to $0 for the nine months ended September 30, 2021 from $8.3 million for the nine months ended September 30, 2020.

Net Interest Income

Net interest income increased approximately $6.8 million, or 20.5%, to $39.7 million for the nine months ended September 30, 2021 from $32.9 million for the nine months ended September 30, 2020 as a result of our net interest-earning assets increasing $146.8 million to $586.3 million for the nine months ended September 30, 2021 from $439.5 million for the nine months ended September 30, 2020. Our interest rate spread increased by 29 basis points to 2.90% for the nine months ended September 30, 2021 from 2.61% for the nine months ended September 30, 2020. Our net interest margin increased by 11 basis points from 3.18% for the nine months ended September 30, 2020 to 3.29% for the nine months ended September 30, 2021.

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

	For the Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,293,359	$46,211	4.78%	$1,188,565	$43,702	4.92%
Investment securities	94,575	1,712	2.42%	73,504	1,488	2.71%
Federal funds and interest-bearing deposits	224,521	73	0.04%	123,217	416	0.45%
Total interest-earning assets	1,612,455	$47,996	3.98%	1,385,286	$45,606	4.40%
Non-interest-earning assets	76,758			65,368
Total assets	$1,689,213			$1,450,654
Interest-bearing liabilities:
Interest-bearing demand deposits	$67,345	$170	0.34%	$25,847	$209	1.08%
Money market deposits	345,662	645	0.25%	288,836	1,742	0.81%
Savings and NOW deposits	72,591	127	0.23%	64,513	169	0.35%
Time deposits	508,722	6,039	1.59%	543,531	9,740	2.40%
Total interest-bearing deposits	994,320	6,981	0.94%	922,727	11,860	1.72%
Federal funds purchased	1	—	—	—	—	—
Federal Home Loan Bank advances	—	—	—	8,266	107	1.73%
Subordinated debt	31,815	1,346	5.66%	14,816	727	6.56%
Total interest-bearing liabilities	1,026,136	$8,327	1.08%	945,809	$12,694	1.79%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	486,510			361,771
Total liabilities	1,512,646			1,307,580
Stockholders’ Equity	176,567			143,074
Total liabilities and Stockholders’ equity	$1,689,213			$1,450,654
Net interest income		$39,669			$32,912
Interest rate spread (2)			2.90%			2.61%
Net interest-earning assets (3)	$586,319			$439,477
Net interest margin (4)			3.29%			3.18%
Net interest margin, excluding PPP loans (5)			3.15%			3.22%
Average interest-earning assets to average interest-bearing liabilities	157.14%			146.47%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Nine Months Ended
	September 30, 2021 and 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$4,413	$(1,904)	$2,509
Investment securities	473	(249)	224
Federal funds and interest-bearing deposits	316	(659)	(343)
Total interest-earning assets	5,202	(2,812)	2,390
Interest-bearing liabilities:
Interest-bearing demand deposits	240	(279)	(39)
Money market deposit accounts	473	(1,570)	(1,097)
Savings and NOW accounts	30	(72)	(42)
Time deposits	(590)	(3,111)	(3,701)
Total deposits	153	(5,032)	(4,879)
Federal Home Loan Bank advances	(107)	—	(107)
Subordinated debt	791	(172)	619
Total interest-bearing liabilities	837	(5,204)	(4,367)
Change in net interest income	$4,365	$2,392	$6,757

Provision for Loan Losses

Provision for loan losses decreased by $8.0 million, to a recovery of loan loss provision of $1.5 million for the nine months ended September 30, 2021, from loan loss provision expense of $6.6 million for the nine months ended September 30, 2020 primarily as a direct result of additional provisions added due to uncertainty around the COVID-19 pandemic in 2020 and subsequent recoveries of that special pandemic provision in 2021. In addition, loan originations decreased $106.7 million, from $371.6 million for the nine months ended September 30, 2020 compared to loan originations of $264.9 million for the nine months ended September 30, 2021. Non-performing loans decreased $1.2 million from $1.2 million at September 30, 2020 to $0 at September 30, 2021. During the nine months ended September 30, 2021, there were $4,000 in total charge-offs and recoveries of $25,000 were received. During the nine months ended September 30, 2020, total charge-offs of $1.8 million were recorded and recoveries received totaled $31,000.

Non-Interest Income

Non-interest income decreased $1.1 million, or 19.7%, to $4.5 million for the nine months ended September 30, 2021 from $5.6 million for the nine months ended September 30, 2020. The decrease in non-interest income was primarily due to a decrease in fees recognized on individual interest rate swap income of $2.7 million but was offset by increases in gains on sale of loans of $401,000 and $723,000 in other fee income for the nine months ended September 30, 2021. Of the $434,000 gains on sold loans, $130,000 was related to the sale of SBA guaranteed portions of loans. In addition, deposit account service fees increased $395,000 to $1.8 million for the nine months ended September 30, 2021 from $1.4 million for the nine months ended September 30, 2020 primarily as a result of an increased customer deposit portfolio and activity.

Non-Interest Expense

Non-interest expense increased $2.0 million or 9.0% to $24.1 million for the nine months ended September 30, 2021, from $22.1 million for the nine months ended September 30, 2020, primarily as a result of increases in salary and employee benefits of $1.1 million and advertising and marketing expenses of $402,000. Salaries and employee benefits expense increased by $1.1 million to $14.3 million for the nine months ended September 30, 2021 from $13.2 million for the nine months ended September 30, 2020 primarily as a result of adding five employees and the related salary and benefit expenses for these additional employees. Advertising and marketing expenses increased $402,000, or 56.4%, to $1.1 million for the nine months ended September 30, 2021 from $713,000 for the nine months ended September 30, 2020 due to new strategic partnerships and timing of marketing initiatives. Outside service and professional fees increased approximately $212,000 to $908,000 for the nine months ended September 30, 2021 from $696,000 for the nine months ended September 30, 2020. The increase in non-interest expense was offset by decreases in other operating expenses which decreased approximately $78,000 to $4.5 million for the nine months ended September 30, 2021, from $4.6 million for the nine months ended September 30, 2020.

Income Tax Expense

Income tax expense increased $2.3 million, or 130.0%, to $4.1 million for the nine months ended September 30, 2021 from $1.8 million for the nine months ended September 30, 2020. The increase in federal income tax expense for the nine months ended September 30, 2021 compared to the same period a year ago is driven by the increase in income before income taxes of $11.7 million, or 119.2%, to $21.5 million for the nine months ended September 30, 2021 compared to $9.8 million for the same period in the prior year. As a result of expanding into the District of Columbia, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $240,000 for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, the Bank had an effective federal tax rate of 19.2%, compared to effective federal tax rate of 18.3% for the nine months ended September 30, 2020.

Comparison of Statements of Financial Condition at September 30, 2021 and at December 31, 2020

Total Assets

Total assets increased $14.0 million, or 0.85%, to $1.7 billion at September 30, 2021 from $1.6 billion at December 31, 2020. The increase was primarily the result of increases in the loan portfolio of $16.0 million, $10.6 million in bank owned life insurance and $26.2 million in cash equivalents. These increases were offset by a decrease of $57.0 million in loans held for sale as of September 30, 2021.

Investment Securities

Investment securities increased $27.8 million, or 16.3%, from $169.9 million at December 31, 2020 to $197.7 million at September 30, 2021. The increase was primarily in the available-for-sale portfolio, particularly in U.S treasury and collateralized mortgage-backed securities. At September 30, 2021, our held-to-maturity portion of the securities portfolio, at amortized cost, was $26.1 million, and our available-for-sale portion of the securities portfolio, at fair value, was $171.6 million compared to our held-to-maturity portion of the securities portfolio of $22.5 million and our available-for-sale portion of the securities portfolio of $147.4 million at December 31, 2020.

Net Loans

Net loans increased $16.0 million, or 1.3%, to $1.25 billion at September 30, 2021 from $1.23 billion at December 31, 2020. Residential real estate loans increased $39.5 million, or 21.5%, to $223.0 million at September 30, 2021 from $183.5 million at December 31, 2020. Commercial real estate loans increased by $27.9 million from $466.9 million at December 31, 2020 to $494.8 million at September 30, 2021. Commercial and industrial loans decreased by $38.7 million from $230.0 million at December 31, 2020 to $191.3 million at September 30, 2021. Paycheck Protection Program loans comprised $88.5 million of this portfolio as of September 30, 2021. Commercial and industrial loans, excluding PPP loans, increased by $7.9 million from December 31, 2020 to September 30, 2021. Construction loans increased $2.1 million to $327.0 million at September 30, 2021 from $324.9 million at December 31, 2020. Consumer loans decreased by $16.3 million from $44.1 million at December 31, 2020 to $27.7 million at September 30, 2021. The $16.3 million decrease in consumer loans is a result of management’s decision to let indirect lending portfolio amortize off the balance sheet.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of year	$12,877	$9,584
Charge-offs:
Commercial real estate	—	(1)
Commercial and industrial	—	(1,792)
Consumer	(4)	(60)
Total charge-offs	(4)	(1,853)
Recoveries:
Residential real estate	—	2
Commercial and industrial	11	1,526
Consumer	14	8
Total recoveries	25	1,536
Net (charge-offs) recoveries	21	(317)
Provision for loan losses	(1,470)	3,610
Balance at end of period	$11,428	$12,877
Ratios:
Net charge offs to average loans outstanding	0.00%	0.03%
Allowance for loan losses to non-performing loans at end of period	N/A	8,642.28
Allowance for loan losses to gross loans at end of period	0.90%	1.03%
Allowance for loan losses to gross loans at end of period, excluding PPP loans	0.97%	1.16%

Deposits

Deposits decreased $23.9 million, or 1.7% to $1.41 billion at September 30, 2021 from $1.44 billion at December 31, 2020. Our core deposits increased $51.9 million, or 5.0%, to $1.10 billion at September 30, 2021 from $1.05 billion at December 31, 2020. The increase in core deposits primarily was driven by accounts generated to service the PPP loans the Bank generated and new deposit growth initiatives. Non-interest bearing demand deposits increased $104.7 million, or 28.2%, to $475.2 million at September 30, 2021 from $370.5 million at December 31, 2020. Savings and NOW deposits increase $5.5 million, or 7.4% to $79.6 million at September 30, 2021 from $74.1 million at September 30, 2020. Offsetting these increases were decreases in certificates of deposits of $11.5 million, or 2.3%, to $485.3 million at September 30, 2021 from $496.7 million at December 31, 2020 and in money market deposits of $115.8 million, or 27.2%, to $310.8 million at September 30, 2021 from $426.6 million at December 31, 2020. The decrease in money market deposit accounts and time deposits were primarily the result of executing on a strategy to continue decreasing our cost of funds.

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

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities; however, the Company also utilizes wholesale deposits as a funding source in addition to customer deposits. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, federal funds purchased, and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had no Federal Home Loan Bank advances outstanding and unused borrowing capacity of $426.9 million as of September 30, 2021. The Company has the ability to borrow up to 100% of our PPP outstanding loan balances as of September 30, 2021, through the Paycheck Protection Program Lending Facility, however we were able to fund these loans through our own capital. Additionally, at September 30, 2021, we had the ability to borrow up to $104.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2021.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2021, cash and cash equivalents totaled $133.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $171.6 million at September 30, 2021.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $56.4 million and $11.8 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. There were no sales of securities in the nine months ended September 30, 2021, however one held-to maturity security was called while in a gain position of $3,000. There were no sales of securities for the nine months ended September 30, 2020. Net cash used in investing activities, which consist primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $30.3 million and $281.1 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. Net cash provided by financing activities was $140,000 and $332.0 million for the nine months ended September 30, 2021 and 2020, respectively, which consisted primarily of increases in non-interest bearing deposits of $104.7 million and subordinated debt net of issuance costs of $25.6 million offset by decreases in interest-bearing deposits of $128.5 million for the nine months ended September 30, 2021

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2021, totaled $230.5 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2021, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for September 30, 2021 and December 31, 2020, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2021 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2021, the Company and the Bank meet all capital adequacy requirements to which each is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total capital (to risk-weighted assets)	$217,388	16.55%	$105,051	≥ 8.0%	$131,313	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$205,960	15.68%	$59,091	≥ 4.5%	$105,051	> 8.0%
Tier 1 capital (to risk-weighted assets)	$205,960	15.68%	$78,788	≥ 6.0%	$105,051	> 8.0%
Tier 1 capital (to average assets)	$205,960	12.23%	$67,348	≥ 4.0%	$84,185	> 5.0%
As of December 31, 2020
Total capital (to risk-weighted assets)	$189,534	14.60%	$103,872	≥ 8.0%	$129,840	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$176,657	13.61%	$58,428	≥ 4.5%	$103,872	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$176,657	13.61%	$77,904	≥ 6.0%	$103,872	≥ 8.0%
Tier 1 capital (to average assets)	$176,657	10.78%	$65,557	≥ 4.0%	$81,946	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2021, we had outstanding loan commitments of $278.0 million and outstanding stand-by letters of credit of $230,000. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net interest margin adjusted
Net interest income (GAAP)	$13,203	$11,886	$39,669	$32,912
Less: PPP fees recognized	1,136	644	3,958	1,235
Less: PPP interest income earned	263	432	1,052	772
Net interest income, excluding PPP income (non-GAAP)	11,804	10,810	34,659	30,905

Average interest earning assets (GAAP)	1,595,741	1,474,718	1,612,455	1,385,286
Less: average PPP loans	105,153	172,659	140,210	102,891
Average interest earning assets, excluding PPP (non-GAAP)	1,490,588	1,302,059	1,472,245	1,282,395
Net interest margin, excluding PPP (non-GAAP)	3.14%	3.29%	3.15%	3.22%

	As of September 30,
	2021	2020
Allowance for loan losses, adjusted
Allowance for loan losses (GAAP)	$11,428	$14,346

Total gross loans (GAAP)	1,263,820	1,301,699
Less: PPP loans	88,534	173,075
Total gross loans, excluding PPP loans (non-GAAP)	1,175,286	1,128,624
Allowance for loan losses to total loans, excluding PPP (non-GAAP)	0.97%	1.27%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2021. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no significant effect or impact on internal controls over financial reporting with the Company’s transition to a remote/work from home environment.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2021, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase common shares during the three months ended September 30, 2021.

Item 5 – Other Information

The Company has elected to be deemed a financial holding company under the Bank Holding Company Act. The Company sought this new status from the Board of Governors of the Federal Reserve System to provide increased flexibility to engage in nonbanking opportunities. As a financial holding company, the Company may engage in permissible activities that are financial in nature or incidental to a financial activity.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included with Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: November 5, 2021	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)