Form 10-K
period 2021-12-31
MainStreet Bancshares, Inc.
filed 2022-03-23
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market, was $170,465,407.

The number of shares of Registrant’s Common Stock outstanding as of March 14, 2022 was 7,648,973.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2021 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and such information is incorporated herein by this reference.

Auditor Firm ID: 613	Auditor Name: Yount, Hyde & Barbour, P.C.	Auditor Location: Winchester, Virginia, USA

PART I

Item 1.  Business

As used herein, the “Company,” “we,” “our,” and “us” refer to MainStreet Bancshares, Inc., and the “Bank” refers to MainStreet Bank.

Overview

MainStreet Bancshares, Inc. is a bank holding company that owns 100% of MainStreet Bank and MainStreet Community Capital, LLC. On October 12, 2021, the Company filed an election to be a financial holding company with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company elected financial holding company status in order to engage in a broader range of financial activities than are permitted for bank holding companies generally. We emphasize providing responsive and personalized services to our clients. Due to the consolidation of financial institutions in our primary market area, we believe there is a significant opportunity for a local bank to provide a full range of financial services. By offering highly professional, personalized banking products and service delivery methods and employing advanced banking technologies, we seek to distinguish ourselves from larger, regional banks operating in our market area and are able to compete effectively with other community banks.

MainStreet Bancshares, Inc.

MainStreet Bancshares Inc. is a bank holding company incorporated under the laws of the Commonwealth of Virginia whose principal activity is the ownership and management of MainStreet Bank and MainStreet Community Capital.  The Company is authorized to issue 10,000,000 shares of common stock, par value $4.00 per share. Additionally, the Company is authorized to issue 2,000,000 shares of preferred stock, par value $1.00 per share. There were 7,595,781 shares of common stock outstanding and 28,750 shares of 7.50% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock outstanding at December 31, 2021. At that date, there were also outstanding 1,150,000 depositary shares, each representing a 1/40th interest in a share of the Company’s Series A Preferred Stock, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share).

The Company is a registered bank holding company which is governed under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Act”), that has elected to be a financial holding company. As such, is subject to inspection, examination, and supervision by the Federal Reserve.

The Company’s executive offices are located at 10089 Fairfax Boulevard, Fairfax, Virginia. Our telephone number is (703) 481-4567, and our internet address is www.mstreetbank.com. The information contained on our website shall not be considered part of this Form 10-K, and the reference to our website does not constitute incorporation by reference of the information contained on the website.

MainStreet Bank

MainStreet Bank is a community commercial bank incorporated in and chartered by the Commonwealth of Virginia. The Bank is a member of the Federal Reserve Bank of Richmond, and its deposits are insured by the FDIC. The Bank opened for business on May 26, 2004, and is headquartered in Fairfax, Virginia. We currently operate six Bank branches; located in Herndon, Fairfax, McLean, Clarendon, Leesburg Virginia, and one in Washington D.C.

The Bank is a community bank focused on serving the borrowing, cash management and depository needs of small to medium-sized businesses, and professional practices and retail customers. We believe we have a solid franchise that meets the financial needs of our clients and communities by providing an array of personalized products and services delivered by seasoned banking professionals with decisions made at the local level. We believe a significant customer base in our market prefers to do business with a local institution that has a local management team, a local Board of Directors and local founders and that this customer base may not be satisfied with the responsiveness of larger regional banks. By providing quality services, coupled with the opportunities provided by the economies in our market area, we have generated and expect to continue to generate organic growth.

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

Avenu

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced AvenuTM, a division of MainStreet Bank. AvenuTM represents the Company’s suite of Banking as a Service (“BaaS”) solutions designed to meet the banking needs of Fintech customers. We believe our approach to providing a proprietary BaaS solution is unique. Our transformational subledger combined with our high-touch compliance training goes beyond the industry standards to ensure that our Fintech partners will prosper. This division of the MainStreet Bank currently serves money service businesses, payment processers, and Banking-as-a-Service customers and provides the Bank with valuable low-cost deposits and additional streams of fee income. Our BaaS software program is currently in development.

MainStreet Community Capital, LLC

In August 2021, the Company created a community development entity (“CDE”) subsidiary, MainStreet Community Capital, LLC, a Virginia limited liability company, to apply for New Market Tax Credit (“NMTC”) allocations from the U.S. Department of Treasury’s Community Development Financial Institutions Fund. To promote development in economically distressed areas, the NMTC program was established under the Community Renewal Tax Relief Act of 2000 to provide tax incentives for capital investment in disadvantaged market areas that have not experienced economic expansion. The program establishes a tax credit for investment in a CDE and ongoing compliance with the program is accomplished through a governing board and an advisory board which maintains accountability to residents and businesses in the aforementioned disadvantaged areas. This CDE will be an intermediary vehicle for the provision of loans and investments in Low-Income Communities (“LICs”). In January 2022, the Community Development Financial Institutions Fund (“CDFI”) of the United States Department of the Treasury certified MainStreet Community Capital, LLC as a registered CDE.

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

Nasdaq Listing

We were approved to list shares of our common stock on the Nasdaq Capital Market under our current symbol “MNSB” as of April 22, 2019. We were approved to list shares of our depositary shares on the Nasdaq Capital Market under the symbol “MNSBP” as of September 16, 2020.

Our Business

As of December 31, 2021, MainStreet Bancshares, Inc. had total consolidated assets of $1.6 billion, total net loans of $1.3 billion, total deposits of $1.4 billion and total stockholders’ equity of $188.8 million, and total equity to total assets was 11.46%. For the years ended December 31, 2021 and 2020, our return on average assets was 1.32% and 1.05%, respectively, and our return on average equity was 12.38% and 10.54%, respectively.

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

We believe that our core lending and deposit business segments continue to perform well. For the fiscal years ended December 31, 2021  and December 31, 2020, our net charge-offs to average loans were 0.00% and 0.03%, respectively. As of December 31, 2021, we had no non-performing loans and $775,000 in non-performing assets which represented 0.05% of total assets.

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

According to the U.S. Census Bureau, the Washington, D.C. Metropolitan Statistical area (MSAs) includes three of the wealthiest counties in the United States, as well as six of the top 20 wealthiest counties. Median household income growth projections range from 7% to almost 13% through 2025. Overall, the Washington D.C. MSA ranks sixth out of the largest 25 MSAs ranked by population estimates as of 2019 and fourth in largest population growth by MSA through 2019 according to the Census Bureau. Population growth for our market area has grown exponentially over the previous decade and is expected to remain high. We expect our strategies to benefit from the continued growth in population and high income of our market area’s residents.

Area	Total Population as of 2021 (Actual)	Population Change 2010-2021	Projected Population Change 2020-2025	Median Household Income 2021	Median Household Income Projected Change 2020-2025	Unemployment Rate as of November 2021	Unemployment Rate as of November 2020
District of Columbia	692,263	15.05%	-1.41%	$102,806	13.15%	8.2%	8.4%
Arlington County	245,022	18.01%	5.03%	128,907	7.71%	1.9%	4.6%
Fairfax County	1,162,032	7.42%	3.10%	137,035	7.95%	2.3%	5.4%
Loudoun County	440,122	40.92%	6.65%	162,430	9.20%	2.1%	4.6%
Prince William County	486,453	21.01%	5.39%	116,502	7.94%	2.6%	5.8%
United States	334,279,739	8.27%	3.21%	72,465	12.10%	3.9%	6.4%

Source: U.S. Bureau of Labor Statistics, S&P Global Market Intelligence

The Washington, D.C. MSA is a desirable market for a broad range of companies in a variety of industries, including sixteen companies from the 2021 Fortune 500 list, and six of the United States’ largest 100 private companies, according to the 2021 Forbes list of largest private companies by revenue. According to the U.S Bureau of Labor Statistics, the Washington, D.C. MSA has a large and diversified economy. The following table provides an in-depth view of the distribution of employment within the Washington, D.C. MSA.

Washington, D.C. MSA Employment by Sector	Employment Sector by Percent
Mining, Lodging, and Construction	4.8%
Manufacturing	1.4%
Trade, Transportation, and Utilities	11.8%
Information	2.4%
Financial Activities	4.5%
Professional and Business Services	24.6%
Education and Health Services	13.1%
Leisure and Hospitality	8.6%
Other Services	6.4%
Government	22.4%

Source: U.S. Bureau of Labor Statistics, Data as of September 2021 Note: Data is not seasonally adjusted

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

Capital Position. The Bank exceeds the regulatory guidelines to be classified as “well capitalized.” Our capital position is strong and has consistently grown. At December 31, 2021, the Bank had a tier 1 leverage capital ratio of 12.90%, a common equity tier 1 risk-based capital ratio of 15.23%, a tier 1 risk-based capital ratio of 15.23%, and a total risk-based capital ratio of 16.06%. We believe that our capital position enhances our ability to grow organically because it enables the Bank to continue lending and to remain focused on our customers’ needs. For additional information, see Note 16 of Notes to Consolidated Financial Statements.

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

The total estimated losses from the loan stress tests are subtracted from the capital account and the regulatory ratios are recalculated.  As of December 31, 2021, the post-stress capital ratios were all in excess of regulatory requirements.

Commercial Business Lending. Commercial loans are written for a variety of business purposes, including government contract receivables, plant and equipment, general working capital, contract administration and acquisition lending. Our client base is diverse, and we do not have a concentration of commercial business loans in any specific industry segment.

Commercial Real Estate Lending. We finance owner-occupied and investment commercial real estate. Our underwriting policies and processes focus on the client’s ability to repay the loan as well as assessment of the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate those risks by carefully underwriting loans of this type and by following appropriate loan-to-value standards. Commercial real estate loans represent the largest segment of the Bank’s loan portfolio. At December 31, 2021, approximately 12.7% of our loan portfolio related to owner occupied commercial real estate loans, and approximately 26.6% of our loan portfolio related to investment commercial real estate.

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

Consumer Installment Lending. We offer a broad array of consumer loans including term loans and overdraft protection.

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

Lending Limit. As of December 31, 2021, our legal lending limit for loans to one borrower was approximately $34.1 million. The Bank “in-house” lending limit is 50% of the legal lending limit for all relationships unless the loan is owner occupied, 1 - 4 family/residential or a government contract line of credit.. If owner occupied, 1 - 4 family or a government contractor, the “in-house” lending limit is 90% of the legal lending limit for Good rated credits; 85% for Standard rated credits and 75% for Acceptable rated credits. Our loan policy prescribes a sub-limit to certain borrowers based upon our determination of each borrower’s credit quality. We routinely participate loan amounts in excess of our policy limits to other financial institutions.

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

At December 31, 2021, the held-to-maturity portfolio, which is primarily composed of municipal securities and is carried at amortized cost, totaled $20.3 million. At that date, the available-for-sale portfolio, which is composed of U.S. Treasury securities, collateralized mortgage-backed securities, subordinated debt of other financial institutions and U.S. Government agency securities and is carried at fair value, totaled $99.9 million. For additional information, see Note 3 of Notes to Consolidated Financial Statements.

Subordinated Notes. On December 30, 2016, the Company completed the issuance and sale of $14.3 million in aggregate principal amount of fixed-to-floating rate subordinated notes in a private placement transaction to various accredited investors. During the first quarter of 2017, an additional $700 thousand of subordinated notes was issued for a total issuance of $15.0 million. The net proceeds of the offering supported growth and were used for other general business purposes. The notes had a maturity date of December 31, 2026 and had an annual fixed interest rate of 6.25% until December 31, 2021 with an opportunity to call the debt at December 31, 2021.

The Company, taking advantage of the attractive rates in the debt market in 2021, effectively “refinanced” this debt by completing an issuance and sale of $30 million in fixed-to-floating subordinated notes in April 2021 with a similar structure as the previous issuance at an annual fixed interest rate of 3.75% until April 15, 2026. The net proceeds were used to fully call the subordinated notes issued in 2016 and to support additional growth for other general business purposes. After April 15, 2026, the notes will have a floating interest rate based on three-month SOFR rate plus 302 basis points (3.02%) (computed on the basis of a 360-day year of twelve 30-day months) from and including April 15, 2026 to the maturity date or any early redemption date. Interest will be paid semi-annually, in arrears, on July 1 and January 1 of each year during the time that the notes remain outstanding through the fixed interest rate period or earlier redemption date. Interest will be paid quarterly, in arrears, on April 15, July 15, October 15 and January 15 throughout the floating interest rate period or earlier redemption date

Deposit Activities. Deposits are the major source of funding for the Bank. The Bank offers a broad array of deposit products that include demand, NOW, money market and savings accounts as well as certificates of deposit. The Bank typically pays a competitive rate on the interest-bearing deposits. As a relationship-oriented organization, we seek generally to obtain deposit relationships with our loan clients.

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

For additional information on deposits, see Note 9 of Notes to Consolidated Financial Statements.

Banking-as-a-service (BaaS).  Beginning in 2016, the Board and management identified an opportunity for alternative sources of low-cost deposits and fee income.  We determined that Financial Technology (“FinTech”) companies were making significant inroads into banking and we expanded our strategic plan to include banking customers that require BaaS and other payment service solutions.

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

We are designing AvenuTM to be a comprehensive solution that provides FinTechs with an array of banking services to offer their customers in a scalable cloud-based platform. We guide our FinTech partners through the complex maze of banking regulations by integrating compliance and fraud detection throughout the framework of our solution as well as in-person training for FinTech partners team members. We’ve developed a live sandbox for our FinTech partners to provide a proof of concept and allow for quick integration and time to market when they are ready to “go-live.”

Our transformational subledger combined with our high-touch compliance training goes beyond the industry standards to ensure that our FinTech partners will prosper. We believe partnering with FinTechs will provide an opportunity to access to untapped markets and become a fresh source for growth in low-cost deposits and fee income.

We will continue to support the FinTech industry. Consumers in the United States express more confidence banking with FinTechs than traditional banks in many cases.  As a business-focused community bank, we see FinTechs as a natural way for us to expand our footprint into consumer banking opportunities.

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

Diversity and Inclusion

The Company has 138 full-time employees as of December 31, 2021. The Company’s goal is to always hire the most qualified individual. The Company is located in a diversely populated geography, and as a result, the Company has a very diverse workforce.

At the Board level, the Company has seven independent directors. Two of the independent directors self-identify as female and one as an African American male. Four of the independent directors self-identify as white males.

Diversity is one factor taken into account when considering candidates to serve on the Board of Directors. The Board believes that diversity supports its goal of best serving the Company and our shareholders, customers and employees. The matrix below summarizes the self-identified diversity attributes of our Board members. The categories listed below have the meanings defined in Nasdaq Listing Rule 5605(f)(1).

Board Size:
Total Number of Directors	10
Gender:	Male	Female		Non-Binary	Gender Undisclosed
Number of directors based on gender identity	8	2		―	―
Number of directors who identify in any of the categories below:
African American or Black	1	―		―	―
Alaskan Native or American Indian	―	―		―	―
Asian	―	―		―	―
Hispanic or Latinx	1	―		―	―
Native Hawaiian or Pacific Islander	―	―		―	―
White	6	2		―	―
Two or More Races or Ethnicities	―	―		―	―
LQBTQ+			―
Undisclosed			―

Seventy-five percent of the Company’s 138 employees self-identify as either female or ethnically diverse (defined as all Equal Employment Opportunity Commission classifications other than white).

Percentage Diversity as of December 31, 2021
138 Full Time Employees
Independent Directors
CEO/Chairman
President
Exec. Vice Pres.
Senior Vice Pres.
Vice Pres.
Asst. Vice Pres.
Branch
Admin. Support
All Employees
0%
20%
40%
60%
80%
100%
Ethnically Diverse Female
Ethnically Diverse Male
White Female
White Male

Title	Ethnically Diverse Female	Ethnically Diverse Male	White Female	White Male
Independent Directors	0.0%	29.0%	29.0%	42.0%
CEO/Chairman	0.0%	0.0%	0.0%	100.0%
President	0.0%	50.0%	0.0%	50.0%
Exec. Vice Pres.	0.0%	20.0%	40.0%	40.0%
Senior Vice Pres.	12.0%	12.0%	18.0%	58.0%
Vice Pres.	16.0%	35.0%	26.0%	23.0%
Asst. Vice Pres.	29.0%	12.0%	24.0%	35.0%
Branch	58.0%	25.0%	17.0%	0.0%
Admin. Support	33.0%	19.0%	35.0%	13.0%
All Employees	26.0%	22.0%	27.0%	25.0%

The Company is focused on equal pay for equal work, and on developing all employees to reach their full potential. The Company realizes that hiring a diverse workforce that is representative of the diversity of the local population also allows us to better serve our marketplace.

Employee Age Diversity
Age Group	20 – 29	30 – 39	40 – 49	50 – 59	60 +
Number of Employees	11	34	38	41	14

Percentage of Total	8%	24%	28%	30%	10%
Average Tenure (Years)	1.75	4.25	5.50	5.25	8.50

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

Supervision, Regulation and Other Factors

General. The Company is a bank holding company that has elected status as a financial holding company. As such, the Company is subject to extensive regulation under the Bank Holding Company Act of 1956 and to the examination and reporting requirements of the Federal Reserve. The Company is also subject to the rules and regulations of the SEC under the federal securities laws.

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

Regulatory Capital Requirements.  The Federal Reserve has promulgated capital adequacy requirements for state-chartered Federal Reserve member banks. Effective January 1, 2015, the federal banking agencies’ capital rules were substantially revised to conform to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”. The Federal Reserve’s revised regulatory capital rule applies to all depository institutions as well as to all top-tier bank and savings and loan holding companies that are not subject to the Federal Reserve’s Small Bank Holding Company Policy Statement. The capital requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

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

As of December 31, 2021, the Bank was in compliance with all regulatory capital standards and qualified as “well-capitalized.” See Note 16 of Notes to Consolidated Financial Statements.

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

Regulation of the Company. The Company is a bank holding company under the Bank Holding Company Act that has elected status as a financial holding company. As such, we are subject to regulation, supervision, and examination by the Federal Reserve. We are required to file quarterly reports with the Federal Reserve and provide such additional information as the Federal Reserve may require. The Federal Reserve has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. We are also required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC.

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

Permissible Activities.  In general, the Bank Holding Company Act limits the activities of a bank holding company to those of banking, managing or controlling banks, or any other activity that the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities. A bank holding company that qualifies and elects to be treated as a “financial holding company” may engage in a broad range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance agency and underwriting, and making merchant banking investments. On October 12, 2021, the Company filed an election to be treated as a financial holding company.

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

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including construction and residential and commercial mortgage loans. As of December 31, 2021, we had approximately $173.1 million of owner-occupied and $361.1million of investment commercial real estate loans outstanding, which represented approximately 12.7% and 26.6%, respectively, of our loan portfolio as of December 31, 2021. As of that same date, we had approximately $337.2 million of construction real estate loans and $300.4 million of residential real estate loans, which represent 24.8% and 22.1% respectively.

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

A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2021 we had $304.3 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

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

Since December 31, 2016, our loan portfolio has increased approximately 191.6%, from $464 million at December 31, 2016 to $1.4 billion at December 31, 2021. While we believe our underwriting standards are designed to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the recent origination of many of our loans.  As a result, it is difficult to determine whether these loans will become non-performing or delinquent, or whether we will hold non-performing or delinquent loans that may adversely affect our future performance.

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

Our earnings and cash flows depend substantially upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve.

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

Our business may be adversely affected by the transition from the London InterBank Offered Rate (LIBOR) as a reference rate..

The London Interbank Offered Rate (LIBOR) is used extensively in the United States and globally as a reference rate for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. In 2017, the United Kingdom’s Financial Conduct Authority (FCA) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, to facilitate an orderly LIBOR transition, the United States financial institution regulatory agencies jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021, would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month LIBOR, and immediately after June 30, 2023, in the case of the remaining LIBOR settings.

In the United States, while there is no consensus on what rate or rates will become the accepted alternatives to LIBOR, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee (ARRC), has selected the Secured Overnight Financing Rate (SOFR) as its recommended alternative to LIBOR. SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate. These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, ARRC has also recommended Term SOFR, which is a forward-looking rate based on SOFR futures and may in part reduce differences between SOFR and LIBOR. There are operational issues that may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry.

Until replacement rates are established and all agreements have been addressed, we will continue to have a number of loans, derivative contracts, and other financial instruments with attributes that are directly or indirectly dependent on LIBOR.

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

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore our earnings. In addition, there are continuing ocncerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, a potential resurgence of economic and political tensions with China or an escalation of tensions between Russia and Ukraine, all of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers, businesses and overall economic uncertainty may result in changes in spending, borrowing, and saving habits. These economic conditions and other negative developments in the domestic or international credit markets and economies may significantly affect the markets in which we do business. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. The substantial majority of our loans are to individuals and businesses in the Northern Virginia and Washington D.C metropolitan area. Consequently, significant declines in the economy in the Northern Virginia and Washington D.C. metropolitan area could have a materially adverse effect on our financial condition and results of operations.

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

In addition, the capital requirements implemented by the federal banking regulators under Basel III could, among other things, result in lower returns on invested capital, adversely affect our ability to pay dividends or repurchase shares, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Compliance with current or new capital requirements may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels.  Additional information, including the Bank’s compliance with applicable capital requirements at December 31, 2021, is provided in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our common stock is subordinate to our existing and future preferred stock and to our subordinated notes.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, the net book value of our office properties was $9.1 million, and the net book value of our furniture, fixtures and equipment was $1.6 million. The following table sets forth information regarding our offices.

			Net Book Value
	Leased or	Year Acquired	of Real
Location	Owned	or Leased	Property
			(In thousands)
Headquarters:
10089 Fairfax Blvd.
Fairfax, VA 22030	Owned	2010	$5,413

Other Properties:
Herndon Branch
727 Elden Street	Leased	2004	—
Herndon, VA 20170

Operations Center
22980 Shaw Road	Leased	2021	—
Sterling, VA, 20166

McLean Branch
1354 Old Chain Bridge Road	Owned	2014	1,214
McLean, VA 22101

Clarendon Branch
1000 N. Highland Street	Owned	2009	500
Arlington, VA 22201

Leesburg Branch
307 E. Market Street	Owned	2017	1,992
Leesburg, VA 20176

Washington D.C. Branch
1130 Connecticut Avenue, N.W.	Leased	2019	—
Washington , D.C. 20036

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion. See Note 7 of Notes to the December 31, 2021, Consolidated Financial Statements, for additional disclosures related to the Company’s properties.

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

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “MNSB.” At December 31, 2021 the Company had approximately 245 shareholders of record. This total does not reflect shares held in nominee or “street name” accounts through various firms.

Dividends

Holders of our common stock are only entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for dividends. As the Company is a financial holding company and does not engage directly in business activities of a material nature, its ability to pay dividends on our common stock will depend, in large part, upon the receipt of dividends from the Bank. Any future determination relating to our dividend policy will be made by the Board of Directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax and regulatory restrictions, and limitations on the payment of dividends by the Company to its shareholders or by the Bank, and such other factors as the Board of Directors may deem relevant. On January 19, 2022, the Company declared its first cash dividend to be paid to common shareholders on February 10, 2022.

Holders of the common stock are subject to priority dividend rights of any holders of preferred stock then outstanding. There were 28,750 shares of preferred stock outstanding at December 31, 2021.

A discussion of applicable regulatory restrictions on dividends by the Company and the Bank is provided in Item 1 (“Business”) under “Supervision, Regulation and Other Factors – Payment of Dividends.”

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance under equity compensation plans, the weighted average price of such securities and the number of securities remaining available for future issuance, as of December 31, 2021.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining and available for future issuance (2)
Plans approved by shareholders	229,257	$—	404,434
Plans not approved by shareholders	—	—	—
Total	229,257	$—	404,434

(1)	Restricted stock shares were not included when calculating the weighted-average exercise price.
(2)

Remaining shares available for issuance include 404,434 shares under the 2019 Equity Incentive Plan (“2019 Plan”). Shares remaining to be issued subsequent to December 31, 2021 under the 2019 Plan can be issued either as a restricted stock grant or upon exercise of stock options.

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

In 2016, the Board of Directors of the Bank and the Bank’s shareholders approved the MainStreet Bank 2016 Equity Incentive Plan (the “2016 Plan”), to provide officers, other selected employees and directors with additional incentives to promote growth and performance. The terms and conditions of the 2016 Plan were subsequently converted into and deemed to be the terms and conditions of a substantially identical Company incentive compensation plan. A total of 204,971 shares of restricted common stock were awarded under the 2016 Plan. The Bank relied on the exemption from registration under Section 3(a)(2) of the Securities Act. The Company relied upon the exemption from registration under Rule 701 promulgated under the Securities Act. See Note 18 of Notes to Consolidated Financial Statements.

In 2019, the Board of Directors of the Bank and the Bank’s shareholders approved the MainStreet Bank 2019 Equity Incentive Plan (the “2019 Plan”), to provide officers, other selected employees and directors with additional incentives to promote growth and performance. The terms and conditions of the 2019 Plan were subsequently converted into and deemed to be the terms and conditions of a substantially identical Company incentive compensation plan. To date, a total of 245,566 shares of restricted common stock have been awarded under the 2019 Plan. During 2021, 84,117 shares of restricted common stock vested from shares issued under both the 2016 and 2019 Plans. See Note 18 of Notes to Consolidated Financial Statements. In August 2019, the Company registered with the SEC, on Form S-8, the shares of common stock that would then be issuable under the 2019 Plan. As a result of the stockholders’ approval of the 2019 Plan, no additional awards have been or will be made under the Bank’s 2016 Plan, although all awards that were outstanding under the 2016 Plan as of July 17, 2019 remained outstanding in accordance with their terms.

Repurchases of Common Stock

On October 22, 2020, the Company announced that the Board of Directors had authorized a new plan to repurchase up to $17.0 million of the Company’s outstanding common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The new stock repurchase program replaces the Company’s previous program. During the year ended December 31, 2020, the Company repurchased 895,785 shares. The Company did not repurchase any common shares during the year ended December 31, 2021.

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

The Board of Directors declared a quarterly cash dividend on the outstanding shares of the Series A Preferred Stock each quarter in agreement with the depositary share offering. Each declared cash dividend equated to approximately $0.47 per depositary share, or $18.75 per share of Series A Preferred Stock outstanding.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the years ended December 31, 2021 and 2020. The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements.

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

In an effort to support our communities during the pandemic, we participated in the Paycheck Protection Program (“PPP”), a program established by the CARES Act to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. PPP loans are fully guaranteed by the Small Business Administration (“SBA”) and provide for full forgiveness of the loans during a specified forgiveness period that meet specific guidelines provided by the SBA. The deadline to apply for PPP loans was initially June 30, 2020 and was later extended to August 8, 2020; the Consolidated Appropriations Act of 2021 (the “CAA”), enacted in December 2020, reopened and expanded the PPP. Small businesses and other entities and individuals could have applied for PPP loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria.

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

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) fair value of financial instruments, (3) income taxes, (4) computer software, and (5) derivative financial instruments. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.

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

See Note 20, Fair Value Presentation, in Notes to Consolidated Financial Statements for a detailed discussion of determining fair value, including pricing validation processes.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company must consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations. A valuation allowance is recognized for a deferred tax asset if, based on the available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. See Note 11, Income Taxes, in Notes to Consolidated Financial Statements for additional information.

Computer Software: The Company incurs certain costs to develop commercial software. For software that is to be sold, significant areas of judgment include: establishing when technological feasibility has been met and costs should be capitalized, determining the appropriate period over which to amortize the capitalized costs based on the estimated useful lives, estimating the marketability of the commercial software product and related future revenues, and assessing the unamortized cost balances for impairment. Costs incurred prior to establishing technological feasibility are expensed as incurred. Amortization begins on the date of general release and the appropriate amortization period is based on estimates of future revenues from sales of the products. We consider various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current demand for the product, and anticipated changes in technology that may make the product obsolete.

The Bank’s computer software developments are described more fully in Note 8 in the December 31, 2021, Consolidated Financial Statements.

Derivative Financial Instruments: The Bank recognizes derivative financial instruments at fair value as either other assets or other liabilities in the consolidated balance sheet. The Bank’s derivative financial instruments include interest rate swaps with certain qualifying commercial loan customers and dealer counterparties. Because the interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The Bank’s interest rate swaps with loan customers and dealer counterparties are described more fully in Note 19 in the December 31, 2021, Consolidated Financial Statements.

Selected Financial Data

The following table sets forth summarized historical consolidated financial information for each of the periods indicated. This information should be read together with the accompanying consolidated financial statements included in this Form 10-K. The historical information indicated as of and for the years ended December 31, 2021 2020 and 2019, has been derived from the Company's audited consolidated financial statements for the years ended December 31, 2021, 2020 and 2019. Historical results set forth below and elsewhere in this Form 10-K are not necessarily indicative of future performance

	At December 31,
	2021	2020
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,647,402	$1,643,165
Total cash and cash equivalents	93,199	107,528
Total investment securities	120,262	169,934
Loans held for sale	—	57,006
Loans receivable, net	1,341,760	1,230,379
Bank-owned life insurance	36,241	25,341
Premises and equipment, net	14,863	14,289
Computer software, net of amortization	2,493	—
Total deposits	1,411,963	1,438,246
FHLB advances and other borrowings	—	—
Subordinated debt	29,294	14,834
Total stockholders’ equity	188,788	167,665

	For the year ended December 31,
	2021	2020
	(In thousands)
Selected Operating Data:
Interest income	$64,199	$62,072
Interest expense	10,663	16,095

Net interest income	53,536	45,977
Provision for (recovery of) loan losses	(1,175)	3,610

Net interest income after provision for (recovery of) loan losses	54,711	42,367
Total non-interest income	6,110	7,493
Total non-interest expenses	32,865	30,300

Income before income taxes	27,956	19,560
Income tax expense	5,785	3,843

Net income	22,171	15,717
Less: Preferred stock dividends	2,156	635
Net income available to common shareholders	$20,015	$15,082

Basic and diluted net income per common share	$2.65	$1.85

	At or For the Years Ended December 31,
	2021	2020
Performance Ratios:
Return on average assets	1.32%	1.05%
Return on average equity	12.38%	10.54%
Interest rate spread	2.94%	2.69%
Net interest margin	3.33%	3.21%
Efficiency ratio	55.10%	56.67%
Non-interest expense to average assets	1.95%	2.02%
Average interest-earning assets to average interest-bearing liabilities	159.31%	146.99%
Per share Data and Shares Outstanding
Earnings per common share (basic and diluted)	$2.65	$1.85
Book value per common share	$21.27	$18.86
Market value per common share	$24.59	$16.91
Weighted average common shares (basic and diluted)	7,559,310	8,131,334
Common shares outstanding at end of period	7,595,781	7,443,842
Capital Ratios (Bank)
Common equity tier 1(CET1) capital to risk-weighted assets	15.23%	13.61%
Total risk-based capital to risk-weighted assets	16.06%	14.60%
Tier 1 capital to risk-weighted assets	15.23%	13.61%
Tier 1 capital to average assets	12.90%	10.78%
Asset Quality Ratios
Allowance for loan losses as a percentage of total loans	0.86%	1.03%
Allowance for loan losses as a percentage of total loans, excluding PPP loans (1)	0.90%	1.16%
Allowance for loan losses to non-performing assets	15.09	9.68
Net charge-offs to average outstanding loans during the period	0.00%	0.03%
Non-performing loans as a percentage of total loans	0.00%	0.01%
Non-performing assets as a percentage of total assets	0.05%	0.08%
Other Data:
Common equity / total assets	9.80%	8.54%
Total equity / total assets	11.46%	10.20%
Average equity to average assets	10.63%	9.96%
Number of offices	6	7
Number of full-time equivalent employees	138	126

(1)	Non-GAAP; refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section “Non-GAAP Measures” of this Form 10-K.

Analysis of Results of Operations for the Years Ended December 31, 2021 and 2020

Net Income

The following table sets forth the principal components of net income for the periods indicated.

	For the Year Ended December 31,
	2021	2020	% Change
	(In thousands)
Interest income	$64,199	$62,072	3.43%
Interest expense	10,663	16,095	-33.75%
Net interest income	53,536	45,977	16.44%
Provision for (recovery of) loan losses	(1,175)	3,610	-132.55%
Net interest income after provision	54,711	42,367	29.14%
Non-interest income	6,110	7,451	-18.00%
Non-interest expense	32,865	30,258	8.62%
Net income before income taxes	27,956	19,560	42.92%
Income tax expense	5,785	3,843	50.53%
Net income	22,171	15,717	41.06%
Less: Preferred stock dividends	2,156	635	239.53%
Net income available to common shareholders	$20,015	$15,082	32.71%

Net income for the year ended December 31, 2021, was $22.2 million, an increase of $6.5 million, or 41.1% compared to $15.7 million earned during the year ended December 31, 2020. The increase in net income was due to $7.6 million of additional net interest income, primarily driven by increased volume of loans and decrease in interest rates on interest-bearing deposits, as well as a recovery of loan loss provision of $1.2 million. The increase in non-interest expenses was due to a $1.4 million increase in salaries and employee benefits and increases in general operating expenses.

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

Net interest income before provision for or recovery of loan losses totaled $53.5 million for the year ended December 31, 2021, compared to $46.0 million for the year ended December 31, 2020. The increase in net interest income was driven by an increase in loan production and decrease in interest rates on interest-bearing deposits during the year for the year ended December 31, 2021.

The net interest margin was 3.33% for the year ended December 31, 2021, compared to 3.21% for the year ended December 31, 2020. The increase in net interest margin primarily resulted from a decrease in average rates on our cost of funds, primarily in wholesale deposits, money market deposits and other borrowings. The increase from lower cost deposits were offset by set continued margin pressure on our loan portfolio and other interest earning assets. In addition, loans associated with the Paycheck Protection Program (“PPP”) carried a below market rate of 1.00%.

The yield for the year ended December 31, 2021 for the loan portfolio was 4.79% compared to 4.89% for the year ended December 31, 2020. The decrease primarily reflects the maturity of higher yielding loans and lower yields on new loans based on lower interest rates originated during the year. The Federal Reserve decreased its targeted benchmark interest rate to 0-25 basis points in the prior year, which impacted yields obtained on new loans.

For the year ended December 31, 2021, the yield on the total investment securities portfolio was 2.32% compared to 2.63% for the year ended December 31, 2020. The decrease of 31 basis points was primarily due to rates on variable securities decreasing with the current rate environment and lower yields on investment securities purchased during the period.

The rate paid on interest bearing deposits decreased to 0.90% during the year ended December 31, 2021, from 1.58% during the year ended December 31, 2020. This decrease was a result of lower rates paid on all outstanding deposits in conjunction with the decreasing rate environment throughout the year.

The rate paid on FHLB borrowings for the year ended December 31, 2021 was negligible compared to 1.73% for the corresponding period in 2020. This decrease was due to no outstanding balances for these types of borrowings.

The following table sets forth the major components of net interest income and the related yields and rates for the year ended December 31, 2021, compared to the year ended December 31, 2020.

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

	For the Year Ended December 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,289,445	$61,743	4.79%	$1,219,525	$59,634	4.89%
Investment securities	99,902	2,322	2.32%	76,414	2,007	2.63%
Federal funds sold	73,171	63	0.09%	22,722	84	0.37%
Interest-bearing deposits	143,265	71	0.05%	$112,966	347	0.31%
Total interest-earning assets	$1,605,783	$64,199	4.00%	1,431,627	$62,072	4.34%
Non-interest-earning assets	79,357			66,561
Total assets	$1,685,140			$1,498,188
Interest-bearing liabilities:
Interest-bearing demand deposits	$67,897	$229	0.34%	$37,431	$317	0.85%
Money market deposits	333,160	772	0.23%	314,398	2,162	0.69%
Savings and NOW deposits	74,975	165	0.22%	66,028	221	0.33%
Time deposits	498,001	7,613	1.53%	535,116	12,322	2.30%
Total interest-bearing deposits	$974,033	$8,779	0.90%	$952,973	$15,022	1.58%
Federal Home Loan Bank advances	—	—	0.00%	6,189	107	1.73%
Subordinated debt	33,953	1,884	5.55%	14,820	966	6.52%
Total interest-bearing liabilities	$1,007,986	$10,663	1.06%	$973,982	$16,095	1.65%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	498,031			375,046
Total liabilities	$1,506,017			$1,349,028
Stockholders’ Equity	179,123			149,160
Total liabilities and stockholders’ equity	$1,685,140			$1,498,188
Net interest income		$53,536			$45,977
Interest rate spread (2)			2.94%			2.69%
Net interest-earning assets (3)	$597,797			$457,645
Net interest margin (4)			3.33%			3.21%
Net interest margin, excluding PPP loans(5)			3.19%			3.21%
Average interest-earning assets to average interest-bearing liabilities	159.31%			146.99%

(1)

Includes loans classified as non-accrual, average PPP balances of $123.5 million, average balances of loans held for sale and related interest income of approximately $1.2 million for the year ended December 31, 2021.

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

	For the Twelve Months Ended
	December 31, 2021 and 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$3,353	$(1,244)	$2,109
Investment securities	570	(255)	315
Federal funds and interest-bearing deposits	173	(470)	(297)
Total interest-bearing assets	$4,096	$(1,969)	$2,127
Interest-bearing liabilities:
Interest-bearing demand deposits	$169	$(257)	$(88)
Money market deposit accounts	123	(1,513)	(1,390)
Savings and NOW deposits	26	(82)	(56)
Time deposits	(808)	(3,901)	(4,709)
Total deposits	$(490)	$(5,753)	$(6,243)
Federal Home Loan Bank advances	(107)	—	(107)
Subordinated debt	1,081	(163)	918
Total interest-bearing liabilities	484	(5,916)	(5,432)
Change in net interest income	$3,612	$3,947	$7,559

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

The provision for loan losses decreased to a recovery of loan loss provision of $1.2 million for the year ended. The decrease is as a direct result of recovering the special COVID-19 pandemic provision that was provisioned for in 2020. After assessing the impact that the COVID-19 pandemic had our loan portfolio and analyzing the credit strength we have been able to maintain, management believes we no longer needed the special COVID-19 provision we assessed in 2020. The portfolio continues to consistently perform well as management monitors key economic indicators that could have an impact on our loan profile. Offsetting this decrease were increases in loan loss provision due to normal loan growth. Loan originations increased $166.2 million, which totalled $409.4 million for the year ended December 31, 2020 compared to loan originations of $575.6 million for the year ended December 31, 2021. Loan originations included $52.0 million in PPP loans during the year ended December 31, 2021. Non-performing loans were $149,000 at December 31, 2020 and $0 at December 31, 2021. During the year ended December 31, 2021, substandard loans increased $3.2 million for a balance of $5.3 million. During the year ended December 31, 2021, special mention loans increased $15.5 million, however this increase is attributable to one relationship in the hospitality industry and is being actively managed. Management does not believe any loss currently exists in these loans but due to the disproportionate impact COVID-19 has had on the hospitality industry, the Bank is managing these credits closely. During the year ended December 31, 2021, there were $32,000 in charge-offs and recoveries of $27,000 were received. During the year ended December 31, 2020, there were $1.9 million in charge-offs recorded and recoveries received of $1.5 million.

Non-Interest Income

Our primary sources of non-interest income are service charges on deposit accounts, such as interchange fees and statement fees, income earned on bank owned life insurance, fees earned from executing interest rate swaps on commercial loans, and gains realized on the sale of the guaranteed portion of Small Business Administration (“SBA”) loans.

The following table presents, for the period indicated, the major categories of non-interest income:

	For the Year Ended December 31,
	2021	2020	% Change
	(In thousands)
Non-interest income
Deposit account service charges	$2,426	$1,916	26.62%
Bank owned life insurance income	900	779	15.53%
Loan swap fee income	83	3,510	-97.64%
Net gain on called held-to-maturity securities	6	—	-100.00%
Net gain on sale of loans	847	33	2466.67%
Other fee income	1,848	1,213	52.35%
Total non-interest income	$6,110	$7,451	-18.00%

Non-interest income decreased $1.3 million, or 18.0%, to $6.1 million for the year ended December 31, 2021 from $7.5 million for the year ended December 31, 2020. The decrease in non-interest income was primarily due to a decrease in fees earned from executing interest rate swaps on commercial loans for the year ended December 31, 2021. Fees earned on interest rate swaps for commercial loans decreased $3.4 million, or 97.6%, to $83,000 for the year ended December 31, 2021 from $3.5 million for the year ended December 31, 2020. This increase was purely related to the volume of interest rate swaps entered into during 2020 compared to 2021. This decrease was offset by an increase in service fees on our business accounts of $510,000 for the year ended December 31, 2021. Gains on sale of loans increased $814,000 compared the same period in 2020, this increase was attributed to the sale of loans held for sale and the guaranteed portion of SBA loans. Bank owned life insurance income increased $121,000 for the year ended December 31, 2021 compared to the year ended December 31, 2020, due to additional policies purchased later in the prior year and being able to realize the income for a full year.

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

	For the Year Ended December 31,
	2021	2020	% Change
	(In thousands)
Non-interest expense
Salaries and employee benefits	$19,305	$17,937	7.63%
Occupancy expenses	1,541	1,270	21.34%
Furniture and equipment expenses	2,468	2,128	15.98%
Advertising and marketing	1,565	1,003	56.03%
Outside services	1,394	959	45.36%
Administrative expenses	685	674	1.63%
Franchise tax	1,544	1,370	12.70%
FDIC insurance	1,051	1,329	-20.92%
Data processing	1,189	1,242	-4.27%
Other real estate expenses, net	84	459	-81.70%
Other operating expenses	2,039	1,887	8.06%
Total non-interest expense	$32,865	$30,258	8.62%

Non-interest expense increased $2.6 million or 8.6% to $32.9 million for the year ended December 31, 2021 from $30.3 million for the year ended December 31, 2020 primarily as a result of increases in salary and employee benefits of $1.4 million, advertising and marketing expenses of $562,000 and outside services of $435,000. Salaries and employee benefits expense increased by $1.4 million to $19.3 million for the year ended December 31, 2021 from $17.9 million for the year ended December 31, 2020 primarily as a result of increasing our personnel team members by 12 employees. Advertising and marketing increased $562,000, or 56.0%, to $1.5 million for the year ended December 31, 2021 from $1.0 million for the year ended December 31, 2021. Outside service expenses increased $435,000, or 45.4%, to $1.4 million for the year ended December 31, 2021, due to investments in the Company’s payments division and other technological infrastructure. Offsetting these increases, our FDIC insurance decreased approximately $278,000 to $1.1 million for the year ended December 31, 2021 from $1.3 million for the year ended December 31, 2020. This decrease was attributed to continued financial strength that resulted in a reduction of FDIC assessments.

Income Tax Expense

Income tax expense increased $1.9 million, or 50.5%, to $5.8 million for the year ended December 31, 2021 from $3.8 million for the year ended December 31, 2020. The increase in federal income tax expense for the year ended December 31, 2021 compared to the same period a year ago was driven by the increase in income before income taxes of $8.4 million, or 42.9%, to $28.0 million as of December 31, 2021 compared to $19.6 million for the same period in the prior year. As a result of tax regulation, the Company has included assessments in income tax expense for state tax liabilities during 2021. For the year ended December 31, 2021, the Bank had an effective tax rate of 20.7%, compared to effective federal tax rate of 19.6% for the year ended December 31, 2020.

a division of MainStreet Bank

Analysis of Results of Operations for the Year Ended December 31, 2021

Net Income

The following table sets forth the principal components of net income for Avenu for the period indicated. All amounts set forth are included in the Results of Operations for the Year Ended December 31, 2021 for MainStreet Bancshares, Inc.

For the Year Ended December 31,
2021
(In thousands)
Income Statement
Service charge income	$904
Other income	46
Total income	950

Salaries and employee benefits	521
Outside services	235
Data processing	60
Other operating expenses	53
Total expense	869
Net income before taxes	$81

Net income for the year ended December 31, 2021, was $81,000 and serves as a “value-add” to MainStreet Bank. Net income of $81,000 does not include transfer pricing on the $68.7 million in non-interest bearing deposits that greatly enhances the overall value Avenu brings to the Company. Avenu is developing a comprehensive hosted BaaS software platform that will provide Fintechs with a subledger integrated within a regulatory compliant framework, easily connectable APIs, and access to banking payment networks. Avenu expects to deploy this platform in 2022.

Comparison of Statements of Financial Condition at December 31, 2021 and at December 31, 2020

Total Assets

Total assets increased $4.2 million, or 0.3%, to $1.6 billion at December 31, 2021 from $1.6 billion at December 31, 2020. The increase was primarily the result of increases of $109.5 million in gross loans receivable, $11.0 million restricted securities, and $10.9 million in bank owned life insurance. These increases were offset by decreases in cash equivalents and other assets of $14.3 million and $8.8 million, respectively.

Investment Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital and liquidity requirements. Our investment policy is established and reviewed annually by the Board of Directors. We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, time deposits of federally insured institutions, subordinated debt of other financial institutions, certain bankers’ acceptances and federal funds.

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

The total investment securities portfolio, including both investment securities available for sale and investment securities held to maturity, was $120.3 million at December 31, 2021, a decrease of $49.7 million compared with December 31, 2020. At December 31, 2021, the investment securities portfolio includes $99.9 million of investment securities available for sale and $20.3 million of investment securities held to maturity compared to $147.4 million of investment securities available for sale and $22.5 million of investment securities held to maturity at December 31, 2020.

The Company did not sell any securities within the investment portfolio for the year ended December 31, 2021 or 2020.

While all securities are reviewed by the Company for other-than-temporary impairments (“OTTI”), the securities that typically are impacted by credit impairment are non-agency collateralized mortgage obligations and asset-backed securities. Refer to Note 3, in Notes to Consolidated Financial Statements for further details. To date, we have had no OTTI.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2021, are summarized in the following table. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust. The Company does invest in both taxable and non-taxable municipal securities. No material changes occurred in the non-taxable security portfolio for the year ended December 31, 2021.

			More than One Year		More than Five Years		More than
	One Year or Less		through Five Years		through Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Value	Yield (1)
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury Securities	$20,000	—	$—	—	$—	—	$—	—	$20,000	$20,000	—
Collateralized Mortgage Securities	2	4.62%	—	—	—	—	31,519	1.21%	31,521	30,882	1.21%
Subordinated Debt	—	—	—	—	8,720	3.91%	—	—	8,720	8,704	3.91%
Municipal Securities
Taxable	—	—	1,002	2.69%	1,425	1.55%	8,277	2.43%	10,704	10,557	2.34%
Tax-exempt	—	—	—	—	782	4.48%	22,196	3.43%	22,978	24,143	3.46%
U.S. Government Agencies	—	—	—	—	—	—	5,725	2.04%	5,725	5,627	2.04%

Total	$20,002	—	$1,002	2.69%	$10,927	3.64%	$67,717	2.16%	$99,648	$99,913	2.37%

Securities held to maturity:
Municipal Securities
Tax-exempt	$—	—	$1,329	3.76%	$8,273	3.81%	$8,247	3.87%	$17,849	$18,644	3.84%
Subordinated Debt	—	—	—	—	2,500	5.60%	—	—	2,500	2,500	5.60%

Total	$—	—	$1,329	3.76%	$10,773	4.23%	$8,247	3.87%	$20,349	$21,144	4.05%
(1)	Yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%

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

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2021. Demand loans, having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	As of December 31, 2021
	Single-Family	Multi-Family	Farmland	Owner Occupied	Non-owner Occupied
	(In thousands)
Amounts due in:
One year or less	$35,627	$2,621	$488	$7,447	$46,318
After one year through two years	7,869	25,977	670	1,158	39,186
After two years through three years	5,236	47,446	—	16,895	20,128
After three years through five years	26,206	22,968	—	21,833	39,138
After five years through fifteen years	68,472	38,693	165	119,126	216,254
After fifteen years	17,952	—	—	6,627	77
Total	$161,362	$137,705	$1,323	$173,086	$361,101

	Construction and Land Development	Commercial and Industrial	Consumer	Total
Amounts due in:	(In thousands)
One year or less	$188,339	$36,799	$250	$317,889
After one year through two years	41,864	9,691	3,055	129,470
After two years through three years	2,333	2,844	5,627	100,509
After three years through five years	4,813	68,104	8,231	191,293
After five years through fifteen years	99,824	46,576	6,008	595,118
After fifteen years	—	—	—	24,656
Total	$337,173	$164,014	$23,171	$1,358,935

The following table sets forth our fixed and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2021.

	Due After December 31, 2021
	Fixed	Adjustable
	Rates	Rates	Total
	(In thousands)
Residential real estate:
Single family	$33,247	$128,115	$161,362
Multifamily	89,988	47,717	137,705
Farmland	835	488	1,323
Commercial real estate:
Owner occupied	74,450	98,636	173,086
Non-owner occupied	90,614	270,487	361,101
Construction and land development	18,253	318,920	337,173
Commercial – non-real estate:
Commercial and industrial	105,913	58,101	164,014
Consumer – non-real estate:
Unsecured	185	—	185
Secured	21,539	1,447	22,986
Totals	$435,024	$923,911	$1,358,935

The following table shows our loan originations, participations, purchases, sales and repayment activities for the periods indicated.

	Years Ended December 31,
	2021	2020
	(In thousands)
Total loans at beginning of year:	$1,249,435	$1,042,146
Loans originated:
Real estate loans:
Residential real estate:
Single family	61,578	45,993
Multifamily	85,890	28,149
Farmland	488	—
Commercial real estate:
Owner occupied	49,593	17,581
Non-owner occupied	70,672	52,154
Construction and land development	194,797	118,241
Commercial – non-real estate:
Commercial and industrial	110,929	146,847
Consumer – non-real estate:
Unsecured	185	324
Secured	1,427	118
Total loans originated:	575,559	409,407

Loan principal repayments:
Principal repayments	492,105	144,750

Loans transferred to other real estate owned:
Transfers to other real estate owned	—	362

Loans transferred to (from) loans held for sale:
Transfers to (from) loans held for sale	(26,046)	57,006

Net loan activity	109,500	207,289

Total loans at the end of year	$1,358,935	$1,249,435

Loans, net of unearned income, totaled $1.4 billion at December 31, 2021, an increase of $109.5 million from December 31, 2020. The increase in total loans was primarily driven by growth in the overall loan portfolio, with significant increases in multifamily residential real estate, as well as the non-owner occupied commercial real estate portfolio.

Asset Quality

The Company’s asset quality remained strong during the year ended December 31, 2021. Nonperforming assets, which includes nonaccrual loans, accruing loans 90 days past due, accruing troubled debt restructured (“TDR”) loans 90 days past due, and other real estate owned totaled $775,000 at December 31, 2021 and $1.3 million at December 31, 2020.

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

As a percentage of total assets, nonperforming assets were 0.05% at December 31, 2021 compared with 0.08% at December 31, 2020. As of December 31, 2021, the Company had no loans placed on nonaccrual status.

See Note 1, Organization, Basis of Presentation, and Impact of Recently Issued Accounting Pronouncements and Note 5, Allowance for Loan Losses, in Notes to Consolidated Financial Statements for further information on the Company’s credit grade categories, which are derived from standard regulatory rating definitions.

The following table summarizes asset quality information at December 31, 2021 and December 31, 2020.

	December 31,	December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans:
Residential real estate
Single family	$—	$149
Total non-accrual loans	—	149
Total non-performing loans	—	149
Other real estate owned	775	1,180
Total non-performing assets	$775	$1,329
Ratios:
Total non-performing loans to gross loans receivable	0.00%	0.01%
Total non-performing loans to total assets	0.00%	0.01%
Total non-performing assets to total assets	0.05%	0.08%

Interest income that would have been recorded for the years ended December 31, 2021 and 2020 had non-accruing loans been current according to their original terms amounted to $0 and $45 respectively. We did not recognize any interest income for these loans for the years ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, there were no loans not disclosed in the above table, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable and estimable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loans losses which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss or loan pools, the fair value of the underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. An integral part of their examination process, the Federal Reserve Board will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Year Ended December 31,	For the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of year	$12,877	$9,584
Charge-offs:
Commercial real estate	—	(1)
Commercial industrial	—	(1,792)
Consumer	(32)	(60)
Total charge-offs	(32)	(1,853)
Recoveries:
Residential real estate	—	2
Commercial and industrial	11	1,526
Consumer	16	8
Total recoveries	27	1,536
Net charge-offs	(5)	(317)
Provision for (recovery of) loan losses	(1,175)	3,610
Balance at end of period	$11,697	$12,877
Ratios:
Net charge offs to average loans outstanding (annualized)	0.00%	0.03%
Allowance for loan losses to non-performing loans at end of period	N/A	8,642.28
Allowance for loan losses to gross loans at end of period	0.86%	1.03%

At December 31, 2021, our allowance for loan losses represented 0.86 % of total loans and had no non-performing loans. The allowance for loan losses decreased to $11.7 million at December 31, 2021 from $12.9 million at December 31, 2020 primarily as a direct result of recovering provisions for loan losses in response to the COVID-19 pandemic that were assessed as no longer necessary. These provision recoveries were offset by provision expense on newly originated loans. There were $5,000 and $317,000 in net loan charge-offs during the years ended December 31, 2021 and December 31, 2020, respectively.

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

	At December 31,
	2021			2020
(Dollars in thousands)	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Residential Real Estate:
Single family	$1,119	9.57%	11.87%	$1,019	7.91%	11.15%
Multifamily	551	4.71%	10.13%	203	1.58%	3.39%
Farmland	2	0.02%	0.10%	1	0.01%	0.07%
Commercial Real Estate:
Owner occupied	1,859	15.89%	12.74%	1,878	14.58%	11.35%
Non-owner occupied	3,830	32.74%	26.57%	4,674	36.30%	26.10%
Construction and Land Development	2,697	23.06%	24.81%	3,326	25.83%	26.00%
Commercial – Non Real Estate:
Commercial and industrial (1)	1,540	13.17%	12.07%	1,405	10.91%	18.41%
Consumer – Non Real Estate:
Unsecured	32	0.27%	0.01%	11	0.09%	0.02%
Secured	67	0.57%	1.70%	360	2.80%	3.51%

Total	$11,697	100.0%	100.0%	$12,877	100.0%	100.0%
(1)	No allowance assigned to $58.3 million in PPP loans due to SBA guarantee

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

Total deposits increased by $146.2 million from December 31, 2020 to December 31, 2021. Brokered deposits, which are included in the table below, totaled $245.5 million and $279.9 million at December 31, 2021 and December 31, 2020, respectively. The following table presents the Company’s average deposits segregated by major category for the year ended December 31, 2021:

	At December 31,
	2021			2020
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Interest-bearing demand	$67,897	4.67%	0.34%	$37,431	2.86%	0.85%
Money market	333,160	22.93%	0.23%	$314,398	24.06%	0.69%
Savings and NOW	74,975	5.16%	0.22%	$66,028	5.05%	0.33%
Time deposits	498,001	34.28%	1.53%	$535,116	40.96%	2.30%
Interest-bearing deposits	974,033	67.05%	0.90%	952,973	72.94%	1.58%

Non-interest bearing demand	478,727	32.95%		353,591	27.06%

Total deposits	$1,452,760	100.00%	0.60%	$1,306,564	100.00%	1.15%

The overall increase in total deposits was primarily driven by an increase in non-interest bearing demand deposits and money market deposits largely due to our deposit gather strategies as well as balances related to the PPP initiative. The increase was partially offset by a decrease in time deposits. Time deposits decreased from December 31, 2021 compared to December 31, 2020 primarily as a result of decreasing our more expensive wholesale deposits and replacing them with low cost and non-interest bearing deposits.

The Company had $682.2 million in total deposits in excess of the FDIC insurance limit of $250,000.

Certificates of deposit in amounts in excess of the FDIC insurance limit of $250,000 totaled approximately $249.9 million. The following table sets forth the maturity of these certificates as of December 31, 2021.

December 31, 2021
(In thousands)
Maturity period:
Three months or less	$9,916
Over three through six months	37,662
Over six through twelve months	17,708
Over twelve months through three years	184,004
Over three years	604

Total	$249,894

The following table sets forth all of our time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2021	2020
	(In thousands)
Interest Rate Range:
0.01 – 0.99%	$274,274	$156,499
1.00 – 1.99%	19,596	61,188
2.00 – 2.99%	144,731	247,456
3.00 and greater	20,547	31,600
Total	$459,148	$496,743

The following table sets forth by interest rate ranges information concerning the maturities of our certificates of deposit as of December 31, 2021.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate Range:
0.01 – 0.99%	$126,141	$116,497	$11,636	$20,000	$274,274	59.74%
1.00 – 1.99%	17,312	1,518	11	755	19,596	4.27%
2.00 – 2.99%	58,727	44,605	40,737	662	144,731	31.52%
3.00 and greater	5,084	13,307	2,156	—	20,547	4.47%
Total	$207,264	$175,927	$54,540	$21,417	$459,148	100.00%

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

At December 31, 2021 and 2020, we were permitted to borrow up to an aggregate total of $414.0 million and $407.7 million, respectively, from the Federal Home Loan Bank of Richmond. There were Federal Home Loan Bank borrowings outstanding of $0 at December 31, 2021 and December 31, 2020. Additionally, we had credit availability of $104.0 million with correspondent banks for short-term liquidity needs, if necessary. No borrowings were outstanding at December 31, 2021 and 2020, under this facility.

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

The Board of Director and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2021.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2021, cash and cash equivalents totaled $93.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $99.9 million at December 31, 2021.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $60.4 million and $17.0 million for the twelve months ended December 31, 2021 and December 31, 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $60.5 million and $313.8 million for the twelve months ended December 31, 2021 and December 31, 2020, respectively. There were no sales of available-for-sale debt securities in 2021 or 2020. Net cash used in financing activities was $14.2 million and provided by financing activities was $339.4 million for the twelve months ended December 31, 2021 and 2020, respectively, which consisted primarily of decreases in interest bearing and increases in non-interest bearing deposits for the twelve months ended December 31, 2021. There were no net repayments from the Federal Home Loan Bank for year ended 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2021, totaled $207.3 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds in the normal course of business, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2021 and 2020 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2021, the Company and the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2021 and 2020, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Common Equity Tier 1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual regulatory capital amounts and ratios as of December 31, 2021 and 2020 are presented in the table below.

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total capital (to risk-weighted assets)	$227,359	16.06%	$113,249	≥ 8.0%	$141,562	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$215,662	15.23%	$63,703	≥ 4.5%	$113,249	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$215,662	15.23%	$84,937	≥ 6.0%	$113,249	≥ 8.0%
Tier 1 capital (to average assets)	$215,662	12.90%	$66,898	≥ 4.0%	$83,622	≥ 5.0%
As of December 31, 2020
Total capital (to risk-weighted assets)	$189,534	14.60%	$103,872	≥ 8.0%	$129,840	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$176,657	13.61%	$58,428	≥ 4.5%	$103,872	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$176,657	13.61%	$77,904	≥ 6.0%	$103,872	≥ 8.0%
Tier 1 capital (to average assets)	$176,657	10.78%	$65,557	≥ 4.0%	$81,946	≥ 5.0%

Non-GAAP Measures

In reporting the results of December 31, 2021, the Company has provided supplemental performance measures on an operating basis. These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company uses the non-GAAP measures discussed herein in its analysis of the Company’s performance.

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

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31,

	For the year ended December 31,
(Dollars in thousands)	2021	2020
Paycheck Protection Program adjustment impact
Loans held for investment (GAAP)	$1,358,935	$1,249,435
Less: PPP loans	58,339	135,180
Loans held for investment, excluding PPP (non-GAAP)	1,300,596	1,114,255

Average loans held for investment (GAAP)	$1,289,445	$1,219,525
Less: Average PPP loans	123,538	116,690
Average loans held for investment, excluding PPP (non-GAAP)	1,165,907	1,102,835

Net interest margin adjustment
Net interest income (GAAP)	$53,536	$45,977
Less: PPP fees recognized	4,973	2,598
Less: PPP interest income earned	1,235	1,167
Net interest income, excluding PPP income (non-GAAP)	47,328	42,212

Average interest earning assets (GAAP)	$1,605,783	$1,431,627
Less: average PPP loans	123,538	116,690
Average interest earning assets, excluding PPP (non-GAAP)	1,482,245	1,314,937
Net interest margin (GAAP)	3.33%	3.21%
Net interest margin, excluding PPP (non-GAAP)	3.19%	3.21%

Allowance for loan losses, adjusted
Allowance for loan losses (GAAP)	$11,697	$12,877
Total gross loans (GAAP)	1,358,935	1,249,435
Less: PPP loans	58,339	135,180
Total gross loans, excluding PPP loans (non-GAAP)	1,300,596	1,114,255
Allowance for loan losses to total loans, excluding PPP (non-GAAP)	0.90%	1.16%

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

The table below sets forth, as of December 31, 2021, the calculation of the estimated changes in our net interest income that would result from changes in market interest rates over one year if we take no action from our current plan.

Basis Point Change in	Net Interest Income	Year 1 Change
Interest Rates	Year 1 Forecast	From Level
(Dollars in thousands)
+400	$40,073	62.83%
+300	$36,207	47.12%
+200	$32,141	30.60%
+100	$28,364	15.25%
Level	$24,611	—
-100	$23,315	-5.24%
-200	$22,363	-9.13%

Economic Value of Equity (“EVE”).  We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2021.

		Estimated Increase		EVE as a Percentage of Fair
		(Decrease) EVE		Value of Assets(3)
Basis Point					Increase
Change in	Estimated			EVE	(Decrease)
Interest Rates(1)	EVE(2)	Amount	Percent	Ratio(4)	Basis Points
(Dollars in thousands)
+400	$232,003	$25,475	12.33%	20.70%	260
+300	$230,612	$24,083	11.66%	17.80%	224
+200	$224,272	$17,744	8.59%	12.66%	159
+100	$218,453	$11,925	5.77%	7.67%	96
Level	$206,528	$—	—	—	—
-200	$187,628	$(18,900)	(9.15)%	(11.16)%	(140)
-100	$174,405	$(32,123)	(15.55)%	(19.20)%	(241)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less fair value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts.

(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

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

Management believes the most significant potential impact of inflation on financial results is a direct result of the Company’s ability to manage the impact of changes in interest rates. Management attempts to maintain a balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing interest rates and is one of many factors considered in determining the Company’s interest rate positioning. The Company is asset sensitive as of December 31, 2021. Refer to the Net Interest Income Sensitivity table for additional details on the Company’s interest rate sensitivity.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

MainStreet Bancshares, Inc.

Fairfax, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of MainStreet Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Winchester, Virginia

March 23, 2022

Item 8 – Financial Statements and Supplementary Data

Consolidated Financial Statements

Consolidated Statements of Financial Condition as of December 31, 2021 and December 31, 2020 (Dollars in thousands, except per share data)

	At December 31, 2021	At December 31, 2020
Assets
Cash and due from banks	$61,827	$75,935
Federal funds sold	31,372	31,593
Cash and cash equivalents	93,199	107,528
Investment securities available-for-sale, at fair value	99,913	147,414
Investment securities held-to-maturity, at amortized cost	20,349	22,520
Restricted securities, at cost	15,609	4,616
Loans held for sale	—	57,006
Loans, net of allowance for loan losses of $11,697 and $12,877, respectively	1,341,760	1,230,379
Premises and equipment, net	14,863	14,289
Other real estate owned, net	775	1,180
Accrued interest and other receivables	7,701	9,604
Computer software, net of amortization	2,493	—
Bank owned life insurance	36,241	25,341
Other assets	14,499	23,288
Total Assets	$1,647,402	$1,643,165
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$530,678	$370,497
Interest bearing demand deposits	69,232	70,307
Savings and NOW deposits	85,175	74,099
Money market deposits	267,730	426,600
Time deposits	459,148	496,743
Total deposits	1,411,963	1,438,246
Subordinated debt, net	29,294	14,834
Other liabilities	17,357	22,420
Total Liabilities	1,458,614	1,475,500
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized non-cumulative perpetual; 28,750 issued and outstanding as of December 31, 2021 and December 31, 2020	27,263	27,263
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 7,595,781 shares (including 229,257 nonvested shares) for December 31, 2021 and 7,443,842 shares (including 161,435 nonvested shares) for December 31, 2020	29,466	29,130
Capital surplus	67,668	66,116
Retained earnings	64,194	44,179
Accumulated other comprehensive income	197	977
Total Stockholders’ Equity	188,788	167,665
Total Liabilities and Stockholders’ Equity	$1,647,402	$1,643,165

See Notes to the Consolidated Financial Statements

Consolidated Statements of Income for the Years Ended December 31, 2021 and 2020 (Dollars in thousands, except per share data).

	For the Year Ended December 31,
	2021	2020
Interest Income
Interest and fees on loans	$61,743	$59,634
Interest and dividends on investment securities
Taxable securities	1,262	890
Tax-exempt securities	1,060	1,117
Interest on federal funds sold	134	431
Total Interest Income	64,199	62,072
Interest Expense
Interest on interest bearing DDA deposits	229	317
Interest on savings and NOW deposits	165	221
Interest on money market deposits	772	2,162
Interest on time deposits	7,613	12,322
Interest on Federal Home Loan Bank advances	—	107
Interest on subordinated debt	1,884	966
Total Interest Expense	10,663	16,095
Net Interest Income	53,536	45,977
Provision for (recovery of) loan losses	(1,175)	3,610
Net interest income after provision for (recovery of) loan losses	54,711	42,367
Non-Interest Income
Deposit account service charges	2,426	1,916
Bank owned life insurance income	900	779
Loan swap fee income	83	3,510
Net gain on held-to-maturity securities	6	—
Net gain on sale of loans	847	33
Other fee income	1,848	1,213
Total Non-Interest Income	6,110	7,451
Non-Interest Expense
Salaries and employee benefits	19,305	17,937
Furniture and equipment expenses	2,468	2,128
Advertising and marketing	1,565	1,003
Occupancy expenses	1,541	1,270
Outside services	1,394	959
Franchise tax	1,544	1,370
FDIC insurance	1,051	1,329
Data processing	1,189	1,242
Administrative expenses	685	674
Other real estate expenses, net	84	459
Other operating expenses	2,039	1,887
Total Non-Interest Expense	32,865	30,258
Income before income taxes	27,956	19,560
Income Tax Expense	5,785	3,843
Net Income	$22,171	$15,717
Preferred Stock Dividends	2,156	635
Net Income available to Common Shareholders	$20,015	$15,082
Net Income per common share:
Basic	$2.65	$1.85
Diluted	$2.65	$1.85

See Notes to the Consolidated Financial Statements

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021 and 2020 (Dollars in thousands)

	For the Year Ended December 31,
	2021	2020
Comprehensive Income, net of taxes
Net Income	$22,171	$15,717
Other comprehensive income (loss), net of tax expense (benefit):
Unrealized gains (losses) on available for sale securities arising during the period (net of tax expense (benefit), ($223) and $145, respectively)	(800)	533
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $5 and $5, respectively)	20	21
Other comprehensive income (loss)	(780)	554
Comprehensive Income	$21,391	$16,271

See Notes to the Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021 and 2020 (Dollars in thousands).

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2019	$—	$32,397	$75,117	$29,097	$423	$137,034
Preferred stock issued, net	27,263	—	—	—	—	27,263
Vesting of restricted stock	—	316	(316)	—	—	—
Stock based compensation expense	—	—	1,529	—	—	1,529
Common stock repurchased	—	(3,583)	(10,214)	—	—	(13,797)
Dividends on preferred stock	—	—	—	(635)	—	(635)
Net income	—	—	—	15,717	—	15,717
Other comprehensive income	—	—	—	—	554	554
Balance, December 31, 2020	$27,263	$29,130	$66,116	$44,179	$977	$167,665
					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2020	$27,263	$29,130	$66,116	$44,179	$977	$167,665
Vesting of restricted stock	—	336	(336)	—	—	—
Stock based compensation expense	—	—	1,888	—	—	1,888
Dividends on preferred stock	—	—	—	(2,156)	—	(2,156)
Net income	—	—	—	22,171	—	22,171
Other comprehensive loss	—	—	—	—	(780)	(780)
Balance, December 31, 2021	$27,263	$29,466	$67,668	$64,194	$197	$188,788

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows (Dollars in thousands)

Year Ended December 31,	2021	2020
Cash Flows from Operating Activities
Net income	$22,171	$15,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	1,893	1,746
Amortization of right-of-use assets	472	390
Deferred income tax (benefit)	336	(1,752)
Writedown of other real estate owned	22	432
Loss (gain) on transfer or sale of other real estate owned	40	(43)
Provision for (recovery of) loan losses	(1,175)	3,610
Stock based compensation expense	1,888	1,529
Income from bank owned life insurance	(900)	(779)
Subordinated debt amortization expense	223	29
Gain on disposal of premises and equipment	(57)	(36)
Gain on loans held for sale	(847)	—
Gain on called held-to-maturity securities	(6)	—
Proceeds from sale of loans	31,264	—
Change in:
Accrued interest receivable and other receivables	1,903	(4,184)
Other assets	8,224	(8,167)
Other liabilities	(5,063)	8,524
Net cash provided by operating activities	60,388	17,016
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	7,635	8,931
Maturities, sales, called, refunded	417,000	235,000
Purchases	(378,619)	(298,352)
Activity in held-to-maturity securities:
Purchases	—	(1,005)
Maturities, called, refunded	2,040	2,260
Purchases of equity securities	(10,651)	—
Purchases of restricted investment in bank stock	(758)	(1,222)
Redemption of restricted investment in bank stock	332	2,763
Net increase in loan portfolio	(83,617)	(260,932)
Proceeds from sale of other real estate owned	343	—
Purchases of bank owned life insurance	(10,000)	—
Proceeds from sale of premises and equipment	79	53
Purchases of premises and equipment	(1,806)	(1,282)
Computer software developed	(2,493)	—
Net cash used in investing activities	(60,515)	(313,786)
Cash Flows from Financing Activities
Net increase in non-interest deposits	160,181	117,790
Net increase (decrease) in interest bearing demand, savings, and time deposits	(186,464)	248,833
Net decrease in Federal Home Loan Bank advances and other borrowings	—	(40,000)
Net increase in subordinated debt	14,237	—
Issuance of preferred stock, net	—	27,263
Cash dividends paid on preferred stock	(2,156)	(635)
Repurchase of common stock	—	(13,797)
Net cash provided by (used in) financing activities	(14,202)	339,454
Increase (decrease) in Cash and Cash Equivalents	(14,329)	42,684
Cash and Cash Equivalents, beginning of period	107,528	64,844
Cash and Cash Equivalents, end of period	$93,199	$107,528
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$10,165	$16,358
Cash paid during the period for income taxes	$6,838	$4,618

Right of use assets obtained in exchange for new operating lease liabilities	$1,922	$—
Transfers from loans to other real estate owned	$—	$362
Transfers from loans receivable to loans held for sale, at carrying value	$—	$57,006
Transfers from loans held for sale to loans receivable	$26,046	$—
Net unrealized gain (loss) on securities available-for-sale	$(1,023)	$678

See Notes to the Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1. Organization, Basis of Presentation and Impact of Recently Issued Accounting Pronouncements

Organization

MainStreet Bancshares Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia whose principal activity is the ownership and management of MainStreet Bank. On May 18, 2016, the stockholders of MainStreet Bank (the “Bank”) approved a Reorganization Agreement and Plan of Share Exchange (“Reorganization”) whereby the Bank would reorganize into a holding company structure. The Plan of Share Exchange called for each outstanding share of Bank common stock to be automatically converted into and exchanged for one share of the Company’s common stock, and the common stockholders of the Bank would become the common stockholders of the Company on the effective date of the Reorganization. On October 12, 2021, the Company filed an election with the Federal Reserve Board to be a financial holding company in order to engage in a broader range of financial activities than are permitted for bank holding companies generally. The Company is authorized to issue 10,000,000 shares of common stock with a par value of $4.00 per share. Additionally, the Company is authorized to issue 2,000,000 shares of preferred stock at a par value $1.00 per share. There are currently 28,750 shares of preferred stock outstanding.

On July 15, 2016, the Reorganization became effective, and the Bank became a wholly-owned subsidiary of the Company. The holding company is regulated under the Bank Holding Company Act of 1956, as amended, and is subject to inspection, examination, and supervision by the Federal Reserve Board.

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

In August 2021, the Company created a community development entity (“CDE”) subsidiary, MainStreet Community Capital, LLC, a Virginia limited liability company to promote development in economically distressed areas. This CDE will be an intermediary vehicle for the provision of loans and investments in Low-Income Communities (“LICs”). In January 2022, the Community Development Financial Institutions Fund (“CDFI”) of the United States Department of the Treasury certified MainStreet Community Capital, LLC as a registered CDE.

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

Principles of Consolidation – The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, the Bank and MainStreet Community Capital, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents – For the purpose of presentation in the Statements of Cash Flows, the Bank has defined cash and cash equivalents as those amounts included in the balance sheet captions “Cash and due from banks” and “Federal funds sold.”

Investment securities – The Bank’s investment debt securities are classified as either held to maturity, available for sale or trading. At December 31, 2021 and December 31, 2020, the Bank held approximately $20.3 million and $22.5 million, respectively, in securities classified as held to maturity. The Bank held no securities classified as trading.

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

Restricted equity securities consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $4.1 million and $826,000 respectively, as of December 31, 2021, compared to $3.3 million and $1.1 million, respectively, as of December 31, 2020. Restricted equity securities also consisted of $126,800 in Community Bankers Bank stock at December 31, 2021 and December 31, 2020. This restricted stock is recorded at cost because its ownership is restricted and it lacks a market for resale. The Bank is required to maintain Federal Reserve Bank stock at a level of 6% of capital and surplus. The FHLB requires the Bank to maintain stock, at a minimum, in an amount equal to 4.5% of outstanding borrowings and 0.20% of total assets. When evaluating restricted stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Bank does not consider these investments to be impaired at December 31, 2021 or December 31, 2020 and no previous impairment has been recognized. Restricted equities include $4.9 million in Low-Income Housing Tax Credits (“LIHTC”) that are carried at amortized cost through the proportional amortization method. Restricted equities also include $5.7 million of nonmarketable securities as of December 31, 2021 that do not qualify for equity method accounting. These investments are recorded at cost because the ownership is restricted and lacks a market for resale. There were no nonmarketable equities as of December 31, 2020.

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

Troubled Debt Restructuring (TDR) occurs when the Bank agrees to modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Bank evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Bank concludes that the borrower is able to continue making such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may be eligible to be removed from TDR status in periods subsequent to the restructuring depending on the performance of the loan. As of December 31, 2021, and December 31, 2020, the Bank had zero loans classified as TDR.

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

The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable and estimable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The evaluation also considers the following risk characteristics of each loan portfolio segment:

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

Computer software development - The Company capitalizes new product development costs incurred for software to be sold from the point at which technological feasibility has been established through the point at which the product is ready for general availability. Software development costs that are capitalized are evaluated annually for impairment and are assigned an estimated economic life based on the type of product, market characteristics, and maturity of the market for that particular product. These costs are amortized on a straight-line basis. All of this amortization expense is included within components of operating income.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2021, and December 31, 2020, there were no such liabilities recorded.

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

Earnings per common share – Net income per common share has been determined under the provisions of FASB ASC 260, “Earnings Per Share” and has been computed based on the weighted average common shares outstanding during the year ended December 31, (7,559,310 for 2021 and 8,131,334 for 2020). Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The only potential dilutive stock of the Bank as defined in FASB ASC 260 would be stock options granted to various directors, officers, and employees of the Bank. There were no such options outstanding at December 31, 2021 or December 31, 2020. Restricted stock is included in the computation of basic earnings per share as the holder is entitled to full benefits of a stockholder during the vesting period.

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

The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) fair value of financial instruments, (3) derivative financial instruments, and (4) income taxes. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. In connection with the determination of the allowances for losses on loans, management obtains independent appraisals for significant properties.

Fair value of financial instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 20. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Derivative Financial Instruments – The Bank recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Bank’s derivative financial instruments include interest rate swaps with certain qualifying commercial loan customers and dealer counterparties. Because the interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The Bank’s interest rate swaps with loan customers and dealer counterparties are described more fully in Note 19.

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

Impact of Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.  The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a Committee to oversee the accounting impact of this ASU. In anticipation of the ASU, the Company is running parallel calculations simultaneously and preliminary analysis indicates there will not be a significant adjustment upon implementation.

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

Note 2. Restrictions on Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were $0 as of December 31, 2021 and December 31, 2020.

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

Note 3. Investment Securities

Investment securities available-for-sale was comprised of the following:

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$20,000	$—	$—	$20,000
Collateralized Mortgage Backed	31,521	151	(790)	30,882
Subordinated Debt	8,720	31	(47)	8,704
Municipal Securities
Taxable	10,704	13	(160)	10,557
Tax-exempt	22,978	1,182	(17)	24,143
U.S. Governmental Agencies	5,725	—	(98)	5,627
Total	$99,648	$1,377	$(1,112)	$99,913

Investment securities held-to-maturity was comprised of the following:

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities
Tax-exempt	$17,849	$795	$—	$18,644
Subordinated Debt	2,500	—	—	2,500
Total	$20,349	$795	$—	$21,144

Investment securities available-for-sale was comprised of the following:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$90,000	$—	$—	$90,000
Collateralized Mortgage Backed	24,743	282	(129)	24,896
Subordinated Debt	3,250	29	(1)	3,278
Municipal Securities
Taxable	6,220	51	—	6,271
Tax-exempt	15,128	1,206	—	16,334
U.S. Governmental Agencies	6,785	—	(150)	6,635
Total	$146,126	$1,568	$(280)	$147,414

Investment securities held-to-maturity was comprised of the following:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities
Tax-exempt	$20,015	$1,058	$—	$21,073
Subordinated Debt	2,505	—	—	2,505
Total	$22,520	$1,058	$—	$23,578

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 2021 were as follows:

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$20,002	$20,002	$—	$—
Due from one to five years	1,002	1,006	1,329	1,372
Due from after five to ten years	10,927	10,957	10,773	11,174
Due after ten years	67,717	67,948	8,247	8,598
Total	$99,648	$99,913	$20,349	$21,144

Securities with a fair value of $410,492 and $269,075 at December 31, 2021 and December 31, 2020, respectively, were pledged to secure FHLB advances.

There were no securities sold from the available-for-sale portfolio during the year ended December 31, 2021 and 2020.

The following tables summarize the fair value and unrealized losses at December 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$11,922	$(215)	$12,043	$(575)	$23,965	$(790)
Subordinated Debt	4,673	(47)	—	—	4,673	(47)
Municipal Securities
Taxable	5,484	(63)	3,482	(97)	8,966	(160)
Tax-exempt	2,594	(17)	—	—	2,594	(17)
U.S Governmental Agencies	—	—	5,445	(98)	5,445	(98)
Total	$24,673	$(342)	$20,970	$(770)	$45,643	$(1,112)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$14,971	$(129)	$—	$—	$14,971	$(129)
Subordinated Debt	749	(1)	—	—	749	(1)
U.S Government Agencies	—	—	6,785	(150)	6,785	(150)
Total	$15,720	$(130)	$6,785	$(150)	$22,505	$(280)

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

At December 31, 2021, there were seven collateralized mortgage backed securities with fair values totaling $11.9 million, ten municipal securities with a fair value of $8.1 million and eleven subordinated debt securities with fair values of $4.7 million considered temporarily impaired and in an unrealized loss position of less than 12 months. At December 31, 2021, there were nine U.S. government agencies with fair values totaling approximately $5.4 million, one collateralized mortgage backed security with a fair value totaling $12.0 million and two municipal securities with a fair value of $3.5 million that were in an unrealized loss position of more than 12 months. The Bank does not consider any of the securities in the available for sale portfolio to be other-than-temporarily impaired at December 31, 2021 and December 31, 2020. There were no securities sold during 2021 or 2020.

All municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at December 31, 2021 and December 31, 2020 was $29,016 and $54,836, respectively.

Note 4. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Residential Real Estate:
Single family	$161,362	$139,338
Multifamily	137,705	43,332
Farmland	1,323	861
Commercial Real Estate:
Owner-occupied	173,086	141,813
Non-owner occupied	361,101	325,085
Construction and Land Development	337,173	324,906
Commercial – Non Real-Estate:
Commercial & industrial	164,014	230,027
Consumer – Non Real Estate:
Unsecured	185	241
Secured	22,986	43,832
Total Gross Loans	1,358,935	1,249,435
Less: unearned fees	(5,478)	(6,178)
Less: unamortized discount on consumer secured loans	—	(1)
Less: allowance for loan losses	(11,697)	(12,877)
Net Loans	$1,341,760	$1,230,379

The unsecured consumer loans above include $185,135 and $241,064 of overdrafts reclassified as loans for the years ended December 31, 2021 and December 31, 2020, respectively.

There were no loans held for sale at December 31, 2021. The Bank held $57.0 in commercial real estate loans for sale at December 31, 2020.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2021 and December 31, 2020:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Residential Real Estate:
Single Family	$—	$149
Total	$—	$149

The following tables present the segments of the loan portfolio summarized by aging categories as of December 31, 2021 and December 31, 2020:

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$161,362	$161,362	$—
Multifamily	—	—	—	—	137,705	137,705	—
Farmland	—	—	—	—	1,323	1,323	—
Commercial Real Estate:
Owner occupied	—	—	—	—	173,086	173,086	—
Non-owner occupied	—	—	—	—	361,101	361,101	—
Construction & Land Development	—	—	—	—	337,173	337,173	—
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	—	164,014	164,014	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	185	185	—
Secured	46	25	—	71	22,915	22,986	—
Total	$46	$25	$—	$71	$1,358,864	$1,358,935	$—

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$139,189	$139,338	$149
Multifamily	—	—	—	—	42,300	42,300	—
Farmland	—	—	—	—	861	861	—
Commercial Real Estate:
Owner occupied	—	—	—	—	141,813	141,813	—
Non-owner occupied	—	—	—	—	326,117	326,117	—
Construction & Land Development	—	—	—	—	324,906	324,906	—
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	—	230,027	230,027	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	241	241	—
Secured	68	—	—	68	43,764	43,832	—
Total	$68	$—	$—	$68	$1,249,218	$1,249,435	$149

No loans were modified under the terms of a TDR during the years ended December 31, 2021 and 2020, and there were no loans modified as TDR’s that subsequently defaulted during the years ended December 31, 2021 and 2020 that were modified as TDR’s within the twelve months prior to default.

Note 5. Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses by loan class for the twelve months ended December 31, 2021 and 2020:

Allowance for Credit Losses By Portfolio Segment

For the twelve months ended December 31, 2021

	Real Estate
	Residential	Commercial	Construction	Consumer	Commercial	Total
Beginning Balance	$1,223	$6,552	$3,326	$371	$1,405	$12,877
Charge-offs	—	—	—	(32)	—	(32)
Recoveries	—	—	—	16	11	27
Provision	449	(863)	(629)	(256)	124	(1,175)
Ending Balance	$1,672	$5,689	$2,697	$99	$1,540	$11,697
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,672	$5,689	$2,697	$99	$1,540	$11,697

Allowance for Credit Losses By Portfolio Segment

For the twelve months ended December 31, 2020

	Real Estate
	Residential	Commercial	Construction	Consumer	Commercial	Total
Beginning Balance	$1,030	$4,254	$2,180	$568	$1,552	$9,584
Charge-offs	—	(1)	—	(60)	(1,792)	(1,853)
Recoveries	2	—	—	8	$1,526	1,536
Provision	191	2,299	1,146	(145)	119	3,610
Ending Balance	$1,223	$6,552	$3,326	$371	$1,405	$12,877
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,223	$6,552	$3,326	$371	$1,405	$12,877

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

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of December 31, 2021 and December 31, 2020:

December 31, 2021
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$300,390	$147	$300,243
Commercial Real Estate	534,187	1,076	533,111
Construction and Land Development	337,173	—	337,173
Commercial & Industrial(1)	164,014	8	164,006
Consumer	23,171	—	23,171
Total	$1,358,935	$1,231	$1,357,704
(1)	No allowance assigned to the $58.3 in PPP loans due to SBA guarantee

December 31, 2020
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$182,499	$301	$182,198
Commercial Real Estate	467,930	1,088	466,842
Construction and Land Development	324,906	—	324,906
Commercial & Industrial(1)	230,027	58	229,969
Consumer	44,073	—	44,073
Total	$1,249,435	$1,447	$1,247,988
(1)	No allowance assigned to the $135.2 in PPP loans due to SBA guarantee

The following table summarizes information in regard to impaired loans by loan portfolio class as of December 31, 2021 and December 31, 2020:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$147	$147	$—	$301	$301	$—
Commercial Real Estate:
Non-owner occupied	1,076	1,076	—	1,088	1,088	—
Commercial & Industrial	8	8	—	58	58	—
Total	$1,231	$1,231	$—	$1,447	$1,447	$—

The following table presents additional information regarding the impaired loans for the years ended December 31, 2021 and 2020.

	Years Ended
	December 31, 2021		December 31, 2020
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$209	$9	$304	$16
Commercial Real Estate:
Non-owner occupied	1,080	65	1,097	97
Commercial & Industrial	32	2	64	10
Total	$1,321	$76	$1,465	$123

No additional funds are committed to be advanced in connection with impaired loans. There were no nonaccrual loans at December 31, 2021 and December 31, 2020 excluded from the impaired loan disclosure.

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

The following tables summarize the aggregate Pass and criticized categories of Watch, Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of December 31, 2021 and December 31, 2020:

	December 31, 2021
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$160,234	$—	$734	$394	$—	$161,362
Multifamily	137,705	—	—	—	—	137,705
Farmland	1,323	—	—	—	—	1,323
Commercial Real Estate:
Owner occupied	168,352	4,734	—	—	—	173,086
Non-owner occupied	297,873	46,379	15,275	1,574	—	361,101
Construction & Land Development	317,846	19,327	—	—	—	337,173
Commercial – Non Real Estate:
Commercial & industrial	159,634	145	857	3,378	—	164,014
Consumer – Non Real Estate:
Unsecured	185	—	—	—	—	185
Secured	22,986	—	—	—	—	22,986
Total	$1,266,138	$70,585	$16,866	$5,346	$—	$1,358,935

	December 31, 2020
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$137,937	$—	$738	$663	$—	$139,338
Multifamily	43,332	—	—	—	—	43,332
Farmland	861	—	—	—	—	861
Commercial Real Estate:						—
Owner occupied	136,257	5,556	—	—	—	141,813
Non-owner occupied	264,546	59,453	—	1,086	—	325,085
Construction & Land Development	322,149	2,757	—	—	—	324,906
Commercial – Non Real Estate:						—
Commercial & industrial	225,012	4,059	591	365	—	230,027
Consumer – Non Real Estate:						—
Unsecured	241	—	—	—	—	241
Secured	43,832	—	—	—	—	43,832
Total	$1,174,167	$71,825	$1,329	$2,114	$—	$1,249,435

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

The aggregate amount of such loans outstanding at December 31, 2021 was approximately $642,640 compared to $648,806 at December 31, 2020. During 2021, new loans and line of credit advances to such related parties was approximately $50,971 compared to $146,025 during 2020.  Repayments on loans to directors and officers were $57,137 and $357,065 during 2021 and 2020, respectively. The Bank maintains deposit accounts with some of its executive officers, directors and their affiliated entities.  Such deposit accounts at December 31, 2021 and December 31, 2020 amounted to approximately $2.3 million and $1.4 million, respectively.

Note 7. Premises and Equipment

Premises and equipment are summarized as follows at December 31:

(Dollars in thousands)	2021	2020
Cost
Building	$12,765	$12,765
Land	2,856	2,856
Leasehold improvements	1,083	996
Furniture, fixtures and equipment	3,680	2,741
Computer software and equipment	1,458	1,165
	21,842	20,523
Less accumulated depreciation	(7,121)	(6,261)
Construction in progress	142	27
Premises and equipment, net	$14,863	$14,289

Depreciation and amortization charged to operations were $1.2 million and $1.1 million during the years ended December 31, 2021 and December 31, 2020, respectively.

Note 8. Intangible Assets

The carrying amount of computer software developed was $2.5 million and $0 at December 31, 2021 and December 31, 2020, respectively. The following table presents the changes in the carrying amount of computer software developed during the twelve months ended December 31, 2021.

	Years Ended
	December 31, 2021		December 31, 2020
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Computer software	$2,493	$—	$—	$—
Total	$2,493	$—	$—	$—

The Company is still in the development stage of the computer software where costs are capitalized. Capitalization ceases when the software is substantially complete and ready for its intended use. At that time the intangible asset will be amortized on a straight-line bases over the estimated useful life of the asset. As of December 31, 2021, the Company has not recorded any amortization on its intangible computer software.

Note 9. Deposits

Time deposits in denominations of $250,000 or more totaled approximately $289.7 million and $219.0 million at December 31, 2021 and 2020, respectively.

At December 31, 2021, maturities of time deposits are as follows:

(Dollars in thousands)	Year ended December 31,
2022	$207,264
2023	175,928
2024	54,539
2025	20,440
Thereafter	977
Total	$459,148

Brokered deposits, as defined by the FDIC, totaled approximately $245.1 million and $279.5 million at December 31, 2021 and December 31, 2020, respectively.

Note 10. Borrowed Funds

The Bank also has a credit availability agreement with the FHLB based on a percentage of total assets.  As of December 31, 2021, the credit availability with FHLB is approximately $414.0 million.  This credit availability agreement provides the Bank with access to a myriad of advance products offered by the FHLB.  The rate of interest charged is based on market conditions. At December 31, 2021, there were commercial real estate, residential 1-4 and multi-family loans totaling $762.3 million were used to collateralize FHLB advances.  There was one security pledged as collateral to secure FHLB advances for the amount of $410,492 at December 31, 2021.

The Bank did not have any FHLB advances at December 31, 2021 or December 31, 2020.

The average balance on FHLB advances for the years ended December 31, 2021 and December 31, 2020 was approximately $0 and $6.2 million, respectively.  The weighted average interest rate paid at December 31, 2021 and 2020 was 0% and 1.73%, respectively.

Note 11. Income Taxes

The Company files tax returns in the U.S. federal jurisdiction and required states. With few exceptions, the Bank is no longer subject to tax examination by tax authorities for years prior to 2017.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in non-interest expense and the tax’s calculation is unrelated to taxable income.

The provision for income taxes consists of the following components:

(Dollars in thousands)	2021	2020
Current expense	$5,449	$5,595
Deferred expense (benefit)	336	(1,752)
Total	$5,785	$3,843

Income tax expense for the years ended December 31, 2021 and 2020 differed from the federal statutory rate applied to income before income taxes for the following reasons:

	Year ended December 31,
(Dollars in thousands)	2021	2020
Computed “expected” income tax expense	$5,871	$4,108
Increase (decrease)in income taxes resulting from:
Non-deductible expense	15	25
Tax exempt Interest	(230)	(259)
BOLI Income	(189)	(164)
Low Income Housing Investment	49	—
State Income Taxes	326	165
Restricted Stock Adjustment	4	(95)
Federal tax credits	(64)	—
Other Adjustments	3	63
Total	$5,785	$3,843

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$2,591	$2,851
Restricted stock	373	313
OREO adjustment	96	95
Net loan fees	1,214	1,368
Organizational costs	5	6
Right-of-use liability	1,718	1,463
Accrued compensation	116	—
Unrealized losses on securities transferred to held to maturity	—	12
Gross deferred tax assets	6,113	6,108
Deferred tax liabilities:
Depreciation	393	267
Unrealized gain on securities available for sale	56	285
Prepaid expense	22	20
Right-of-use asset	1,585	1,371
Other	11	—
Gross deferred tax liabilities	2,067	1,943
Net deferred tax asset	$4,046	$4,165

Note 12. Earnings Per Common Share

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

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020
Net income	$22,171	$15,717
Preferred stock dividends	(2,156)	(635)
Net income available to common shareholders	$20,015	$15,082
Weighted average number of shares issued, basic and diluted	7,559,310	8,131,334
Net income per common share:
Basic and diluted income available to common shareholders	$2.65	$1.85

Note 13. Commitments and Contingencies

The Bank’s financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest risk and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.

The amounts of loan commitments and standby letters of credit are set forth in the following table as of December 31, 2021 and 2020:

	December 31,
(Dollars in thousands)	2021	2020
Loan commitments	$304,335	$219,414
Standby letters of credit	$230	$1,062

Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the statements of financial condition.  Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank. The Bank has not incurred any losses on commitments in 2021 or 2020.

During 2020, the Bank made a commitment of $5.0 million to the Housing Equity Fund of Virginia XXIV, L.L.C. This commitment will be funding through capital calls from the fund and we expect our investment to be fully funded by December 31, 2023.

During 2020, the Bank made a commitment of $2.0 million to the Washington Housing Initiative Impact Pool, L.L.C. This commitment will be funding through capital calls from the fund. As of December 31, 2021, approximately $656,000 have been deployed, with a remaining unfunded balance of approximately $1.3 million.

From time to time, we are a party to various litigation matters incidental to our ordinary conduct of our business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Note 14. Leases

The right-of-use assets and lease liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

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

Cash paid for amounts included in the measurement of lease liabilities during the twelve months ended December 31, 2021 was $590,000 and $399,000 for the same period in 2020. During twelve months ended December 31, 2021 and 2020, the Company recognized lease expense of $693,000 and $590,000, respectively.

	As of December 31,
(Dollars in thousands)	2021	2020
Lease liabilities	$7,753	$6,607
Right-of-use assets	$7,154	$6,195
Weighted-average remaining lease term – operating leases (in months).	173.2	187.5
Weighted-average discount rate – operating leases	2.81%	3.12%

	For the year ended December 31,
(Dollars in thousands)	2021	2020
Lease Cost
Operating lease cost	$693	$590
Total lease costs	$693	$590
Cash paid for amounts included in measurement of lease liabilities	$590	$399

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

As of December 31, 2021, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of December 31, 2021 is as follows:

(Dollars in thousands)
2022	$607
2023	638
2024	654
2025	671
2026	689
Thereafter	6,268
Total undiscounted cash flows	9,527
Discount	(1,774)
Lease liabilities	$7,753

Note 15. Significant Concentrations of Credit Risk

Substantially all the Bank’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan Area. The concentrations of credit by type of loan are set forth in Note 4.

The Bank maintains its cash and federal funds sold in correspondent bank deposit accounts.  The amount on deposit at December 31, 2021 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $51.2 million.  The Bank has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks.

Note 16. Regulatory Matters

Information presented for December 31, 2021 and December 31, 2020, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2020 and 2021 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2021, the Company and the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total capital (to risk-weighted assets)	$227,359	16.06%	$113,249	≥ 8.0%	$141,562	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$215,662	15.23%	$63,703	≥ 4.5%	$113,249	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$215,662	15.23%	$84,937	≥ 6.0%	$113,249	≥ 8.0%
Tier 1 capital (to average assets)	$215,662	12.90%	$66,898	≥ 4.0%	$83,622	≥ 5.0%
As of December 31, 2020
Total capital (to risk-weighted assets)	$189,534	14.60%	$103,872	≥ 8.0%	$129,840	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$176,657	13.61%	$58,428	≥ 4.5%	$103,872	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$176,657	13.61%	$77,904	≥ 6.0%	$103,872	≥ 8.0%
Tier 1 capital (to average assets)	$176,657	10.78%	$65,557	≥ 4.0%	$81,946	≥ 5.0%

Note. 17 Defined Contribution Benefit Plan

The Bank adopted a 401(k) defined contribution plan on October 1, 2004, which is administered by Principal Investments.  Participants have the right to contribute up to a maximum of 15% of pretax annual compensation or the maximum allowed by the Internal Revenue Code, whichever is less.  The Bank began making a matching contribution to the plan on January 1, 2010. The Bank matches dollar for dollar up to 3% of the employee’s contribution and then fifty cents on the dollar on the next two percentage points up to the employee contribution of 5%. The total amount the Bank matched during 2021 and 2020 was $492,578 and $478,960, respectively.

Note 18. Stock Based Compensation Plan

ASC Topic 718, Compensation – Stock Compensation, requires the Bank to recognize expense related to the fair value of share-based compensation awards in net income.  Total compensation expense for restricted stock recorded for the years ended December 31, 2021 and December 31, 2020 were $1.9 million and $1.5 million, respectively.

On July 17, 2019, the Board of Directors of the Bank adopted, and the Bank’s shareholders subsequently approved, the MainStreet Bank 2019 Equity Incentive Plan (the “2019 Plan”), to provide officers, other selected employees and directors of the Bank with additional incentives to promote the growth and performance of the Bank. During the year ended December 31, 2021, there were 153,636 restricted shares awarded, 1,697 restricted shares were forfeited, and no stock options were awarded under the 2019 Plan. The restricted shares awarded during 2021 vest equally on an annual basis over a three, five, or ten year period. As a result of the stockholders’ approval of the 2019 Plan, no additional awards have been or will be made under the Bank’s 2016 Plan, although all awards that were outstanding under the 2016 Plan as of July 17, 2019 remained outstanding in accordance with their terms.

A summary of the status of the Bank’s nonvested restricted stock shares as of December 31, 2021 and changes during the year ended December 31, 2021 is presented below:

Nonvested Restricted Stock Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	161,435	$18.36
Granted	153,636	19.38
Vested	(84,117)	17.53
Forfeited	(1,697)	20.04
Nonvested at December 31, 2021	229,257	$19.33

As of December 31, 2021, there was $2.7 million of total unrecognized compensation cost related to nonvested restricted stock awards.  The cost is expected to be recognized over approximately ten years. The total fair value of shares vested during the years ended December 31, 2021 and 2020 was $1.5 million and $1.2 million, respectively.

Note 19. Derivatives and Risk Management Activities

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

The following tables summarize key elements of the Banks’s derivative instruments as of December 31, 2021 and December 31, 2020.

December 31, 2021
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$210,793	40	$2,097	—	$15,120
Matched interest rate swap with counterparty	$210,793	40	—	$2,097	$15,120

December 31, 2020
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$210,314	38	$12,152	—	$15,120
Matched interest rate swap with counterparty	$210,314	38	—	$12,152	$15,120

The Company is able to recognize fee income upon execution of the interest rate swap contract. Interest rate swap fee income for the twelve months ended December 31, 2021 and 2020 was $83,000 and $3.5 million, respectively.

Note 20. Fair Value Presentation

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of December 31, 2021, and December 31, 2020, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 19: Derivatives and Risk Management Activities”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of December 31, 2021 and December 31, 2020:

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$20,000	$—	$20,000
Collateralized Mortgage Backed	—	30,882	—	30,882
Subordinated Debt	—	8,704	—	8,704
Municipal Securities
Taxable	—	10,557	—	10,557
Tax-exempt	—	24,143	—	24,143
U.S. Government Agencies	—	5,627	—	5,627
Derivative asset – interest rate swap on loans	—	2,097	—	2,097
Total	$—	$102,010	$—	$102,010
Liabilities:
Derivative liability – interest rate swap on loans	—	2,097	—	2,097
Total	$—	$2,097	$—	$2,097

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$90,000	$—	$90,000
Collateralized Mortgage Backed	—	24,896	—	24,896
Subordinated Debt	—	3,278	—	3,278
Municipal Securities
Taxable	—	6,271	—	6,271
Tax-exempt	—	16,334	—	16,334
U.S. Government Agencies	—	6,635	—	6,635
Derivative asset – interest rate swap on loans	—	12,152	—	12,152
Total	$—	$159,566	$—	$159,566
Liabilities:
Derivative liability – interest rate swap on loans	—	12,152	—	12,152
Total	$—	$12,152	$—	$12,152

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

The following table summarizes the value of the Bank’s assets as of December 31, 2021 and December 31, 2020 that were measured at fair value on a nonrecurring basis during the period:

December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$775	$775
Total	$—	$—	$775	$775

December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$1,180	$1,180
Total	$—	$—	$1,180	$1,180

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonreoccuring basis as of December 31, 2021

	Fair Value Measurements at December 31, 2021
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Other Real Estate Owned, net	$775	Appraisals	Discount to reflect current market conditions and estimated selling costs	6% - 10%
Total	$775

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

December 31, 2021	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$93,199	$93,199	$93,199	$—	$—
Restricted equity securities	15,609	15,609	—	15,609	—
Securities:
Available for sale	99,913	99,913	—	99,913	—
Held to maturity	20,349	21,144	—	21,144	—
Loans, net	1,341,760	1,346,048	—	—	1,346,048
Derivative asset – interest rate swap on loans	2,097	2,097	—	2,097	—
Bank owned life insurance	36,241	36,241	—	36,241	—
Accrued interest receivable	6,735	6,735	—	6,735	—
Liabilities:
Deposits	$1,411,963	$1,415,551	$—	$952,815	$462,736
Subordinated debt, net	29,294	29,570	—	29,570	—
Derivative liability – interest rate swaps on loans	2,097	2,097	—	2,097	—
Accrued interest payable	462	462	—	462	—

December 31, 2020	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$107,528	$107,528	$107,528	$—	$—
Restricted equity securities	4,616	4,616	—	4,616	—
Securities:
Available for sale	147,414	147,414	—	147,414	—
Held to maturity	22,520	23,578	—	23,578	—
Loans, net	1,230,379	1,259,671	—	—	1,259,671
Loans held for sale	57,006	58,930	—	—	58,930
Derivative asset – interest rate swap on loans	12,152	12,152	—	12,152	—
Bank owned life insurance	25,341	25,341	—	25,341	—
Accrued interest receivable	9,154	9,154	—	9,154	—
Liabilities:
Deposits	$1,438,246	$1,451,708	$—	$941,503	$510,205
Subordinated debt, net	14,834	14,834	—	14,834	—
Derivative liability – interest rate swaps on loans	12,152	12,152	—	12,152	—
Accrued interest payable	490	490	—	490	—

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

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at December 31, 2021 from December 31, 2020.

Note 21. Other Real Estate Owned

At December 31, 2021 and 2020, Other Real Estate Owned was $775,000 and $1.2 million, respectively. OREO is comprised of non-residential property associated with a commercial relationship and located in Virginia. Changes in the balance for OREO are as follows:

(Dollars in thousands)	2021	2020
Balance, beginning of year	$1,180	$1,207
Loss on valuation, net	(22)	(432)
Sale of other real estate owned	(383)	—
Transfers between loans and other real estate owned	—	362
Gain on transfer of real estate	—	43
Balance, end of year	$775	$1,180

Expenses applicable to other real estate owned include the following:

(Dollars in thousands)	2021	2020
Net loss (gain) on transfer or sale of real estate	$40	$(43)
Loss on valuation, net	22	432
Operating expenses, net of rental income	22	27
Balance, end of year	$84	$459

As of December 31, 2021, there were no real estate loans in the process of foreclosure.

Note 22. Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income net of deferred taxes, as of December 31, 2021 and December 31, 2020:

(Dollars in thousands)	2021	2020
Unrealized gain on securities	$265	$1,287
Unrealized loss on securities transferred to HTM	(29)	(55)
Securities gains included in net income	—	—
Tax effect	(39)	(255)
Total accumulated other comprehensive income	$197	$977

Note 23. Capital

On September 18, 2019, the Board of Directors of the Company authorized a common stock repurchase program to repurchase up to $10.0 million of the Company’s common stock at the discretion of management. The Company did not repurchase any of its shares during the year ended December 31, 2019.

On September 15, 2020, the Company issued 1,000,000 depositary shares, each representing a 1/40th interest in a share of the Company’s Fixed Rate Series A Noncumulative Perpetual Preferred Stock, par value $1.00 per share, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Dividends will accrue on the depositary shares at a fixed rate equal to 7.50% per annum. On September 25, 2020, the Company completed the sale of an additional 150,000 depositary shares, pursuant to the underwriters’ full exercise of their over-allotment option to purchase additional depositary shares.

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

The Company did not repurchase any common stock during the year ended December 31, 2021.

Note 24. Subordinated Notes

On December 30, 2016, the Company completed the issuance of $14.3 million in aggregate principal amount of fixed-to-floating rate subordinated notes in a private placement transaction to various accredited investors. During the first quarter 2017, an additional $700,000 of subordinated notes was issued for a total issuance of $15.0 million. The net proceeds of the offering supported growth and were used for other general business purposes. The notes had a maturity date of December 31, 2026 and an annual fixed interest rate of 6.25% until December 31, 2021. Thereafter, the notes were to have a floating interest rate based on three-month LIBOR rate plus 425 basis points (4.25%) (computed on the basis of a 360-day year of twelve 30-day months) from and including January 1, 2022 to the maturity date or any early redemption date. Interest was paid semi-annually, in arrears, on July 1 and January 1 of each year during the time that the notes remain outstanding.

On April 6, 2021, the Company completed the issuance of $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes in a private placement transaction to various accredited investors. The net proceeds of the offering are intended to retire the subordinated debt issued in 2016, to support growth and be used for other general business purposes. The notes have a maturity date of April 15, 2031 and have an annual fixed interest rate of 3.75% until April 15, 2026. Thereafter, the notes will have a floating interest rate based on three-month SOFR rate plus 302 basis points (3.02%) (computed on the basis of a 360-day year of twelve 30-day months) from and including April 15, 2026 to the maturity date or any early redemption date. Interest will be paid semi-annually, in arrears, on April 15 and October 15 of each year during the time that the notes remain outstanding through the fixed interest rate period or earlier redemption date. Interest will be paid quarterly, in arrears, on April 15, July 15, October 15 and January 15 throughout the floating interest rate period or earlier redemption date.

On March 1, 2022, the Company completed the issuance of $43.8 million in aggregate principal amount of fixed-to-floating rate subordinated notes in a private placement transaction to various accredited investors. The net proceeds of the offering will be used to support growth and for other general business purposes. The notes have a maturity date of March 15, 2032 and have an annual fixed interest rate of 4.00% until March 15, 2027. Thereafter, the notes will have a floating interest rate based on three-month SOFR rate plus 233 basis points (2.33%) (computed on the basis of a 360-day year of twelve 30-day months) from and including March 15, 2027 to the maturity date or any early redemption date. Interest will be paid semi-annually, in arrears, on March 15 and September 15 of each year during the time that the notes remain outstanding through the fixed interest rate period or earlier redemption date. Interest will be paid quarterly, in arrears, on March 15, June 15, September 15 and December 15 throughout the floating interest rate period or earlier redemption date.

Note 25. Condensed Parent Company Financial Statements

Condensed financial statements pertaining only to the Company are presented below. The investment in subsidiary is accounted for using the equity method of accounting.

The payment of dividends by the subsidiary is restricted by various regulatory limitations. Banking regulations also prohibit extensions of credit to the parent company unless appropriately secured by assets.

Condensed Parent Company Only

Condensed Balance Sheet

(Dollars in thousands)

December 31,	2021	2020
ASSETS
Cash on deposit with subsidiary	$376	$3,754
Investment in subsidiary	215,858	177,634
Other assets	2,138	1,560
Total Assets	$218,372	$182,948
Liabilities:
Other liabilities	$290	$449
Subordinated debt, net of debt issuance costs	29,294	14,834
Stockholders’ equity	188,788	167,665
Total Liabilities and Stockholders’ Equity	$218,372	$182,948

Condensed Statement of Income

(Dollars in thousands)

For the Year Ended December 31,	2021	2020
Income
Dividends from subsidiary	$2,156	$635

Expenses
Subordinated debt interest expense	1,884	966
Non-interest expense	—	4
Total expenses	1,884	970

Undistributed earnings of subsidiary	21,504	15,848
Net income before income taxes	21,776	15,513
Income tax benefit	(395)	(204)
Net income	$22,171	$15,717
Less: preferred stock dividends	(2,156)	(635)
Net income available to common shareholders	$20,015	$15,082

Condensed Statement of Cash Flows

(Dollars in thousands)

Year Ended December 31,	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,171	$15,717
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(21,504)	(15,848)
Stock based compensation	1,888	1,529
Subordinated debt amortization expense	223	29
Decrease (increase) in other assets	(578)	212
Increase (decrease) in other liabilities	(159)	449
Net cash provided by operating activities	2,041	2,088
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank subsidiary	(17,500)	(12,500)
Net cash used in investing activities	(17,500)	(12,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(13,797)
Issuance of preferred stock, net	—	27,263
Cash dividends paid on preferred stock	(2,156)	(635)
Net increase in subordinated debt	14,237	—
Net cash provided by financing activities	12,081	12,831
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,378)	2,419
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,754	1,335
CASH AND CASH EQUIVALENTS, END OF YEAR	$376	$3,754

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2021. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

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

Management, including the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

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

The 2021 consolidated financial statements have been audited by the independent registered public accounting firm of Yount, Hyde, & Barbour. P.C. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representation made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the consolidated financial statements.

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2022 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021.

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
4.2

Description of the Registrant’s Securities Registered pursuant to section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K filed on March 23, 2021)

4.3

Deposit Agreement, dated as of September 15,2020, by and among the Company, American Stock Transfer and Trust Company, LLC, and the holder from time to time of the Depositary Receipts decided therein (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 15, 2020)

4.4	Form of Depositary Receipt representing the Depositary Shares (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on September 15, 2020)
4.5	Form of Fixed-to-Floating Rate Subordinated Notes Due 2031 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 7, 2021)
4.6	Form of 4.00% Fixed-to-Floating Rate Subordinated Notes Due 2032 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 2, 2022)
10.1	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-12B filed on February 15, 2019)
10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-12B filed on February 15, 2019)
10.3	Employment Agreement with Jeff W. Dick (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12B filed on February 15, 2019)
10.4	Employment Agreement with Charles C. Brockett (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 20, 2020)
10.5	Employment Agreement with Thomas J. Chmelik (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-12B filed on February 15, 2019)
10.6	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2019)
10.7	Subordinated Note Purchase Agreement Dated as of April 6, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 7, 2021)
10.8

Form of Subordinated Note Purchase Agreement, dated March 1, 2022, between the Company and certain accredited investors and qualified institutional buyers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2022)

21.1	Subsidiaries of the Registrant
23.1	Consent of Yount, Hyde & Barbour, P.C.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File: The cover page XBRL tags are embedded within the Inline XBRL document and are contained within the Exhibit 101.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: March 23, 2022	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 23, 2022	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2022		/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer and Director
(Principal Financial Officer)

Date: March 23, 2022		/s/ Charles C. Brockett
Charles C. Brockett
President and Director

Date: March 23, 2022		/s/ Richard A. Vari
Richard A. Vari
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 23, 2022		/s/ Paul Thomas Haddock
Paul Thomas Haddock
Director

Date: March 23, 2022		/s/ Patsy I. Rust
Patsy I. Rust
Director

Date: March 23, 2022		/s/ Terry M. Saeger
Terry M. Saeger
Director

Date: March 23, 2022		/s/ Elizabeth S. Bennett
Elizabeth S. Bennett
Director

Date: March 23, 2022		/s/ Darrell Green
Darrell Green
Director

Date: March 23, 2022		/s/ Russell Echlov
Russell Echlov
Director

Date: March 23, 2022		/s/ Rafael DeLeon
Rafael DeLeon
Director