Form 10-Q
period 2022-03-31
MainStreet Bancshares, Inc.
filed 2022-05-12
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2022, there were 7,556,216 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of March 31, 2022 and December 31, 2021 (Dollars in thousands, except share and per share data)

	At March 31, 2022 (unaudited)	At December 31, 2021 (*)
Assets
Cash and due from banks	$63,986	$61,827
Federal funds sold	37,756	31,372
Cash and cash equivalents	101,742	93,199
Investment securities available-for-sale, at fair value	123,802	99,913
Investment securities held-to-maturity, at amortized cost	18,769	20,349
Restricted securities, at cost	17,209	15,609
Loans, net of allowance for loan losses of $12,500 and $11,697, respectively	1,413,238	1,341,760
Premises and equipment, net	14,833	14,863
Other real estate owned, net	—	775
Accrued interest and other receivables	6,980	7,701
Bank owned life insurance	36,492	36,241
Computer software, net of amortization	3,906	2,493
Other assets	24,777	14,499
Total Assets	$1,761,748	$1,647,402
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$514,160	$530,678
Interest bearing demand deposits	76,286	69,232
Savings and NOW deposits	81,817	85,175
Money market deposits	301,842	267,730
Time deposits	460,839	459,148
Total deposits	1,434,944	1,411,963
Federal Home Loan Bank advances	40,000	—
Subordinated debt, net	71,955	29,294
Other liabilities	26,053	17,357
Total Liabilities	1,572,952	1,458,614
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding as of March 31, 2022 and December 31, 2021	27,263	27,263
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 7,648,973 shares (including 238,403 nonvested shares) for March 31, 2022 and 7,595,781 shares (including 229,257 nonvested shares) for December 31, 2021	29,642	29,466
Capital surplus	66,798	67,668
Retained earnings	68,691	64,194
Accumulated other comprehensive income (loss)	(3,598)	197
Total Stockholders’ Equity	188,796	188,788
Total Liabilities and Stockholders’ Equity	$1,761,748	$1,647,402

*	Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three months ended March 31, 2022 and 2021 (Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Interest Income
Interest and fees on loans	$16,685	$15,792
Interest on investments securities
Taxable securities	357	260
Tax-exempt securities	272	270
Interest on federal funds sold	34	15
Total Interest Income	17,348	16,337
Interest Expense
Interest on interest bearing DDA deposits	65	55
Interest on savings and NOW deposits	37	42
Interest on money market deposits	119	277
Interest on time deposits	1,431	2,250
Interest on Federal Home Loan Bank advances and other borrowings	31	-
Interest on subordinated debt	468	238
Total Interest Expense	2,151	2,862
Net Interest Income	15,197	13,475
Provision for Loan Losses	800	320
Net Interest Income After Provision For Loan Losses	14,397	13,155
Non-Interest Income
Deposit account service charges	611	539
Bank owned life insurance income	251	177
Net gain on held-to-maturity securities	—	3
Net gain on sale of loans	43	344
Other fee income	257	383
Total Non-Interest Income	1,162	1,446
Non-Interest Expense
Salaries and employee benefits	5,548	4,767
Furniture and equipment expenses	657	526
Advertising and marketing	406	275
Occupancy expenses	341	306
Outside services	368	336
Administrative expenses	210	150
Other operating expenses	1,433	1,449
Total Non-Interest Expense	8,963	7,809
Income Before Income Taxes	6,596	6,792
Income Tax Expense	1,173	1,342
Net Income	$5,423	$5,450
Preferred Stock Dividends	539	539
Net Income Available To Common Shareholders	$4,884	$4,911
Net Income Per Common Share:
Basic	$0.64	$0.65
Diluted	$0.64	$0.65

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2022 and 2021 (Dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Comprehensive Income, net of taxes
Net Income	$5,423	$5,450
Other comprehensive loss, net of tax:
Unrealized losses on available for sale securities arising during the period (net of tax benefit, ($1,008) and ($234), respectively,)	(3,799)	(827)
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $1 and $1, respectively)	4	5
Other comprehensive loss	(3,795)	(822)
Comprehensive Income	$1,628	$4,628

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the Three months ended March 31, 2022 and 2021 (Dollars in thousands)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$27,263	$29,466	$67,668	$64,194	$197	$188,788
Vesting of restricted stock	—	376	(376)	—	—	—
Stock based compensation expense	—	—	570	—	—	570
Common stock repurchased	—	(200)	(1,064)	—	—	(1,264)
Dividends on preferred stock	—	—	—	(539)	—	(539)
Dividends on common stock	—	—	—	(387)	—	(387)
Net income	—	—	—	5,423	—	5,423
Other comprehensive loss	—	—	—	—	(3,795)	(3,795)
Balance, March 31, 2022	$27,263	$29,642	$66,798	$68,691	$(3,598)	$188,796

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2020	$27,263	$29,130	$66,116	$44,179	$977	$167,665
Vesting of restricted stock	—	307	(307)	—	—	—
Stock based compensation expense	—	—	424	—	—	424
Dividends on preferred stock	—	—	—	(539)	—	(539)
Net income	—	—	—	5,450	—	5,450
Other comprehensive loss	—	—	—	—	(822)	(822)
Balance, March 31, 2021	$27,263	$29,437	$66,233	$49,090	$155	$172,178

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the three months ended March 31,	2022	2021
Cash Flows from Operating Activities
Net income	$5,423	$5,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	558	453
Deferred income tax expense (benefit)	432	(152)
Provision for loan losses	800	320
Loss on sale of other real estate owned	74	—
Gain on sale of SBA loans	(43)	—
Stock based compensation expense	570	424
Income from bank owned life insurance	(251)	(177)
Subordinated debt amortization expense	38	7
Gain on sale of loans held for sale	—	(344)
Gain on call of held-to-maturity securities	—	(3)
Amortization of operating lease right-of-use assets	77	63
Change in:
Accrued interest receivable and other receivables	721	281
Other assets	319	10,919
Other liabilities	(1,405)	(4,552)
Net cash provided by operating activities	7,313	12,689
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	2,406	2,269
Maturities	20,000	90,000
Purchases	(51,249)	(126,070)
Activity in held-to-maturity securities:
Purchases	—	(5,259)
Called	1,550	1,300
Proceeds on sale of loans	371	31,304
Purchases of restricted investment in bank stock	(2,398)	(375)
Redemption of restricted investment in bank stock	750	327
Net increase in loan portfolio	(72,606)	(43,064)
Proceeds from of other real estate owned	701	—
Computer software developed	(1,413)	—
Purchases of premises and equipment	(296)	(9)
Net cash used in investing activities	(102,184)	(49,577)
Cash Flows from Financing Activities
Net increase (decrease) in non-interest deposits	(16,518)	121,966
Net increase (decrease) in interest bearing demand, savings, and time deposits	39,499	(22,070)
Net increase in Federal Home Loan Bank advances and other borrowings	40,000	—
Net increase in subordinated debt, net issuance costs	42,623	—
Cash dividends paid on preferred stock	(539)	(539)
Cash dividends paid on common stock	(387)	—
Repurchases of common stock	(1,264)	—
Net cash provided by financing activities	103,414	99,357
Increase in Cash and Cash Equivalents	8,543	62,469
Cash and Cash Equivalents, beginning of period	93,199	107,528
Cash and Cash Equivalents, end of period	$101,742	$169,997
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,683	$2,653
Cash paid during the period for income taxes	$1,591	$—
Right of use assets obtained in exchange for new operating lease liabilities	$—	$1,907

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

We were approved to list shares of our common stock on the Nasdaq Capital Market under our current symbol “MNSB” as of April 22, 2019. We were approved to list depositary shares of preferred stock on the Nasdaq Capital Market under the symbol “MNSBP” as of September 16, 2020. Each depositary share represents a 140th interest in a share of 7.50% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock.

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

In August 2021, MainStreet Bancshares, Inc. established MainStreet Community Capital, LLC, a wholly owned subsidiary, to be a community development entity (“CDE”). This CDE will be an intermediary vehicle for the provision of loans and investments in Low-Income Communities (“LICs”). In January 2022, the Community Development Financial Institutions Fund (“CDFI”) of the United States Department of the Treasury certified MainStreet Community Capital, LLC as a registered CDE.

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced AvenuTM, a division of MainStreet Bank. AvenuTM represents the Company’s suite of Banking as a Service (“BaaS”) solutions designed to meet the banking needs of Fintech customers. Our BaaS solution is in the late stage of development. A major component of the BaaS solution includes a fintech core, which is Software as a Service (SaaS).

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2021 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K filed by the Company with the SEC on March 23, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period.

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

The Company’s critical accounting policies relate (1) the allowance for loan losses, (2) fair value of financial instruments, (3) derivative financial instruments, (4) computer software, and (5) income taxes. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. In connection with the determination of the allowances for losses on loans and valuation of other real estate owned management obtains independent appraisals for significant properties.

Impact of Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the SEC and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is working with a third party to develop our methodology using historical and qualitative data based on the requirements of ASU 2016-13 and have begun to test parallel models. We have scheduled third party to perform a model validation of our methodology and assumptions to be completed by the third quarter of 2023. We are in the process of assessing new internal controls to be placed as well as policies and procedures that need to be developed with the new model. Preliminary analysis shows that there will not be a significant impact to our current allowance for loan losses upon adoption.

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

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-01, “Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method.” ASU 2022-01 clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. For public business entities, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2022-01 to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Developments

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. Early adoption is permitted. ASU 2021-04 was effective for the Company on January 1, 2022. There was no material impact on the Company’s consolidated financial statements.

Note 2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$50,000	$—	$—	$50,000
Collateralized Mortgage Backed	29,545	8	(2,311)	27,242
Subordinated Debt	9,970	8	(387)	9,591
Municipal Securities
Taxable	10,695	—	(957)	9,738
Tax-exempt	22,939	351	(1,167)	22,123
U.S. Governmental Agencies	5,195	—	(87)	5,108
Total	$128,344	$367	$(4,909)	$123,802

Investment securities held-to-maturity was comprised of the following:

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities
Tax-exempt	$16,269	$241	$(13)	$16,497
Subordinated Debt	2,500	—	—	2,500
Total	$18,769	$241	$(13)	$18,997

Investment securities available-for-sale was comprised of the following:

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$20,000	$—	$—	$20,000
Collateralized Mortgage Backed	31,521	151	(790)	30,882
Subordinated Debt	8,720	31	(47)	8,704
Municipal Securities
Taxable	10,704	13	(160)	10,557
Tax-exempt	22,978	1,182	(17)	24,143
U.S. Governmental Agencies	5,725	—	(98)	5,627
Total	$99,648	$1,377	$(1,112)	$99,913

Investment securities held-to-maturity was comprised of the following:

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$17,849	$795	$—	$18,644
Subordinated Debt	2,500	—	—	2,500
Total	$20,349	$795	$—	$21,144

The scheduled maturities of securities available-for-sale and held-to-maturity at March 31, 2022 were as follows:

	March 31, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$50,000	$50,000	$—	$—
Due from one to five years	1,000	1,000	3,831	3,857
Due from after five to ten years	12,177	11,675	7,910	8,039
Due after ten years	65,167	61,127	7,028	7,101
Total	$128,344	$123,802	$18,769	$18,997

Securities with a fair value of $4.5 million and $410,492 were pledged at March 31, 2022 and December 31, 2021, respectively,

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$15,930	$(943)	$11,173	$(1,368)	$27,103	$(2,311)
Subordinated Debt	7,834	(387)	—	—	7,834	(387)
Municipal securities
Taxable	5,590	(528)	3,147	(429)	8,737	(957)
Tax-exempt	9,943	(1,167)	—	—	9,943	(1,167)
U.S Governmental Agencies	—	—	5,108	(87)	5,108	(87)
Total	$39,297	$(3,025)	$19,428	$(1,884)	$58,725	$(4,909)
Held-to-maturity:
Municipal securities
Tax-exempt	1,666	(13)	—	—	1,666	(13)
Total	$1,666	$(13)	$—	$—	$1,666	$(13)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$11,922	$(215)	$12,043	$(575)	$23,965	$(790)
Subordinated Debt	4,673	(47)	—	—	4,673	(47)
Municipal Securities
Taxable	5,484	(63)	3,482	(97)	8,966	(160)
Tax-exempt	2,594	(17)	—	—	2,594	(17)
U.S Government Agencies	—	—	5,445	(98)	5,445	(98)
Total	$24,673	$(342)	$20,970	$(770)	$45,643	$(1,112)

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

At March 31, 2022, there were fourteen collateralized mortgage backed securities with fair values totaling $15.9  million were in an unrealized loss position of less than 12 months and one security totaling $11.2 million in an unrealized loss position of more than 12 months. At March 31, 2022 nineteen subordinated debt securities with fair values totaling approximately $7.8 million were in an unrealized loss position of less than 12 months. At March 31, 2022 twenty-five municipal securities with fair values totaling approximately $15.5 million were in an unrealized loss position of less than 12 months and two securities totaling $3.1 million in an unrealized loss position of more than 12 months. At March 31, 2022 nine U.S. government agencies with fair values totaling approximately $5.1 million were in an unrealized loss position of more than 12 months. At March 31, 2022, there were four held-to-maturity municipal securities with a fair value of $1.7 million in an unrealized loss position. The Bank does not consider any of the securities in the available for sale or held to maturity portfolio to be other-than-temporarily impaired at March 31, 2022 and December 31, 2021.

Certain municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at March 31, 2022 and December 31, 2021 was $23,819 and $29,016, respectively.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Residential Real Estate:
Single family	$173,993	$161,362
Multifamily	192,495	137,705
Farmland	650	1,323
Commercial Real Estate:
Owner-occupied	188,024	173,086
Non-owner occupied	399,981	361,101
Construction and Land Development	344,605	337,173
Commercial – Non Real-Estate:
Commercial & Industrial	111,183	164,014
Consumer – Non Real-Estate:
Unsecured	272	185
Secured	19,439	22,986
Total Gross Loans	1,430,642	1,358,935
Less: unearned fees, net	(4,904)	(5,478)
Less: allowance for loan losses	(12,500)	(11,697)
Net Loans	$1,413,238	$1,341,760

The unsecured consumer loans above include $272,000 and $185,000 of overdrafts reclassified as loans at March 31, 2022 and December 31, 2021, respectively.

The commercial and industrial loans above include $18.8 million and $58.3 million in Paycheck Protection Program loans at March 31, 2022 and December 31, 2021, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended March 31, 2022 and 2021.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended March 31, 2022	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,672	$5,689	$2,697	$99	$1,540	$11,697
Recoveries	—	—	—	3	—	3
Provision	307	589	60	(6)	(150)	800
Ending Balance	$1,979	$6,278	$2,757	$96	$1,390	$12,500
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,979	$6,278	$2,757	$96	$1,390	$12,500

	Real Estate
For the three months ended March 31, 2021	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,223	$6,552	$3,326	$371	$1,405	$12,877
Recoveries	—	—	—	13	5	18
Provision	(23)	343	166	(238)	72	320
Ending Balance	$1,200	$6,895	$3,492	$146	$1,482	$13,215
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,200	$6,895	$3,492	$146	$1,482	$13,215

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

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of March 31, 2022 and December 31, 2021:

March 31, 2022
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$367,138	$148	$366,990
Commercial Real Estate	588,005	1,083	586,922
Construction and Land Development	344,605	—	344,605
Commercial & Industrial	111,183	—	111,183
Consumer	19,711	—	19,711
Total	$1,430,642	$1,231	$1,429,411

December 31, 2021
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$300,390	$147	$300,243
Commercial Real Estate	534,187	1,076	533,111
Construction and Land Development	337,173	—	337,173
Commercial & Industrial	164,014	8	164,006
Consumer	23,171	—	23,171
Total	$1,358,935	$1,231	$1,357,704

The following table summarizes information in regard to impaired loans by loan portfolio class as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$148	$148	$—	$147	$147	$—
Commercial Real Estate
Non-owner Occupied	1,083	1,083	—	1,076	1,076	—
Commercial & Industrial	—	—	—	8	8	—
Total	$1,231	$1,231	$—	$1,231	$1,231	$—

The following table presents additional information regarding the impaired loans for the three months ended March 31, 2022:

	Three Months Ended March 31,
	2022		2021
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$148	$3	$209	$9
Commercial Real Estate
Non-owner Occupied	1,080	22	1,080	65
Commercial & Industrial	—	—	32	2
Total	$1,228	$25	$1,321	$76

There were no loans placed on nonaccrual as of March 31, 2022 and December 31, 2021.

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

The following tables summarize the aggregate Pass and criticized categories of Watch, Special Mention, and Substandard within the Company’s internal risk rating system as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$172,869	$—	$731	$393	$173,993
Multifamily	192,495	—	—	—	192,495
Farmland	650	—	—	—	650
Commercial Real Estate:
Owner occupied	184,881	3,143	—	—	188,024
Non-owner occupied	336,978	46,180	15,255	1,568	399,981
Construction & Land Development	324,094	20,511	—	—	344,605
Commercial – Non Real Estate:
Commercial & Industrial	106,639	140	1,169	3,235	111,183
Consumer – Non Real Estate:
Unsecured	272	—	—	—	272
Secured	19,439	—	—	—	19,439
Total	$1,338,317	$69,974	$17,155	$5,196	$1,430,642

	December 31, 2021
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$160,234	$—	$734	$394	$161,362
Multifamily	137,705	—	—	—	137,705
Farmland	1,323	—	—	—	1,323
Commercial Real Estate:
Owner occupied	168,352	4,734	—	—	173,086
Non-owner occupied	297,873	46,379	15,275	1,574	361,101
Construction & Land Development	317,846	19,327	—	—	337,173
Commercial – Non Real Estate:
Commercial & Industrial	159,634	145	857	3,378	164,014
Consumer – Non Real Estate:
Unsecured	185	—	—	—	185
Secured	22,986	—	—	—	22,986
Total	$1,266,138	$70,585	$16,866	$5,346	$1,358,935

The following tables present the segments of the loan portfolio summarized by aging categories as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$173,993	$173,993	$—
Multifamily	—	—	—	—	192,495	192,495	—
Farmland	—	—	—	—	650	650	—
Commercial Real Estate:
Owner occupied	—	—	—	—	188,024	188,024	—
Non-owner occupied	—	—	—	—	399,981	399,981	—
Construction & Land Development	—	—	—	—	344,605	344,605	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	111,183	111,183	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	272	272	—
Secured	24	—	—	24	19,415	19,439	—
Total	$24	$—	$—	$24	$1,430,618	$1,430,642	$—

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$161,362	$161,362	$—
Multifamily	—	—	—	—	137,705	137,705	—
Farmland	—	—	—	—	1,323	1,323	—
Commercial Real Estate:
Owner occupied	—	—	—	—	173,086	173,086	—
Non-owner occupied	—	—	—	—	361,101	361,101	—
Construction & Land Development	—	—	—	—	337,173	337,173	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	164,014	164,014	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	185	185	—
Secured	46	25	—	71	22,915	22,986	—
Total	$46	$25	$—	$71	$1,358,864	$1,358,935	$—

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

As of March 31, 2022, and December 31, 2020, the Company did not have any TDRs.

Note 4. Intangible Assets

The carrying amount of computer software developed was $3.9 million and $2.5 million at March 31, 2022 and December 31, 2021. The following table presents the changes in the carrying amount of computer software developed during the three months ended March 31, 2022.

	As of March 31, 2022		As of December 31, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Computer software	$3,906	$—	$2,493	$—
Total	3,906	$—	$2,493	$—

The Company is still in the development stage of the computer software where costs are capitalized. Capitalization ceases when the software is substantially complete and ready for its intended use. At that time the intangible asset will be amortized on a straight-line bases over the estimated useful life of the asset. As of March 31, 2022, the Company has not recorded any amortization on its intangible computer software.

Note 5. Derivatives and Risk Management Activities

The Company uses derivative financial instruments (“derivatives”) primarily to assist customers with their risk management objectives. The Company classifies these items as free standing derivatives consisting of customer accommodation interest rate loan swaps (“interest rate loan swaps”). The Company enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Company simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Company receives a floating rate. These back-to-back interest rate loan swaps qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” in the consolidated financial statements. Changes in fair value are recorded in other noninterest expense and net to zero because of the identical amounts and terms of the interest rate loan swaps.

The following tables summarize key elements of the Company’s derivative instruments as of March 31, 2022 and December 31, 2021.

March 31, 2022
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$210,072	40	$—	10,101	$3,780
Matched interest rate swap with counterparty	$210,072	40	10,101	$—	$3,780

December 31, 2021
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$210,793	40	$2,097	—	$15,120
Matched interest rate swap with counterparty	$210,793	40	—	$2,097	$15,120

The Company is able to recognize fee income upon execution of the interest rate swap contract. The Company did not record any interest rate swap fee income for the three months ended March 31, 2022 and 2021.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of March 31, 2022, and December 31, 2021, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 5: “Derivative Financial Instruments”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$50,000	$—	$50,000
Collateralized Mortgage Backed	—	27,242	—	27,242
Subordinated Debt	—	9,591	—	9,591
Municipal Securities
Taxable	—	9,738	—	9,738
Tax-exempt	—	22,123	—	22,123
U.S. Government Agencies	—	5,108	—	5,108
Derivative asset – interest rate swap on loans	—	10,101	—	10,101
Total	$—	$133,903	$—	$133,903
Liabilities:
Derivative liability – interest rate swap on loans	—	10,101	—	10,101
Total	$—	$10,101	$—	$10,101

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$20,000	$—	$20,000
Collateralized Mortgage Backed	—	30,882	—	30,882
Subordinated Debt	—	8,704	—	8,704
Municipal Securities
Taxable	—	10,557	—	10,557
Tax-exempt	—	24,143	—	24,143
U.S. Government Agencies	—	5,627	—	5,627
Derivative asset – interest rate swap on loans	—	2,097	—	2,097
Total	$—	$102,010	$—	$102,010
Liabilities:
Derivative liability – interest rate swap on loans	—	2,097	—	2,097
Total	$—	$2,097	$—	$2,097

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

The Company did not have any assets that were measured at fair value on a nonrecurring basis as of March 31, 2022. The following table summarizes the value of the Bank’s assets as of December 31, 2021 that were measured at fair value on a nonrecurring basis during the period:

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

March 31, 2022	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$101,742	$101,742	$101,742	$—	$—
Restricted equity securities	17,209	17,209	—	17,209	—
Securities:
Available for sale	123,802	123,802	—	123,802	—
Held to maturity	18,769	18,997	—	18,997	—
Loans, net	1,413,238	1,418,585	—	—	1,418,585
Derivative asset – interest rate swap on loans	10,101	10,101	—	10,101	—
Bank owned life insurance	36,492	36,492	—	36,492	—
Accrued interest receivable	6,530	6,530	—	6,530	—
Liabilities:
Deposits	$1,434,944	$1,434,402	$—	$974,105	$460,297
Subordinated debt, net	71,955	70,909	—	70,909	—
Advances from the FHLB	40,000	40,000	—	40,000	—
Derivative liability – interest rate swaps on loans	10,101	10,101	—	10,101	—
Accrued interest payable	813	813	—	813	—

December 31, 2021	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$93,199	$93,199	$93,199	$—	$—
Restricted equity securities	15,609	15,609	—	15,609	—
Securities:
Available for sale	99,913	99,913	—	99,913	—
Held to maturity	20,349	21,144	—	21,144	—
Loans, net	1,341,760	1,346,048	—	—	1,346,048
Derivative asset – interest rate swap on loans	2,097	2,097	—	2,097	—
Bank owned life insurance	36,241	36,241	—	36,241	—
Accrued interest receivable	6,735	6,735	—	6,735	—
Liabilities:
Deposits	$1,411,963	$1,415,551	$—	$952,815	$462,736
Subordinated debt, net	29,294	29,570	—	29,570	—
Derivative liability – interest rate swaps on loans	2,097	2,097	—	2,097	—
Accrued interest payable	462	462	—	462	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at March 31, 2022 or December 31, 2021.

Note 7. Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which then shared in the earnings of the Bank. There were no such potentially dilutive securities outstanding in 2022 or 2021.

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

	For the Three Months Ended March 31,
(Dollars in thousands, except for per share data)	2022	2021
Net income	$5,423	$5,450
Preferred stock dividends	(539)	(539)
Net income available to common shareholders	$4,884	$4,911
Weighted average number of common shares issued, basic and diluted	7,647,519	7,523,547
Net income per common share:
Basic and diluted income available per common share	$0.64	$0.65

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes, as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Unrealized (loss) gain on securities	$(4,807)	$265
Unrealized loss on securities transferred to HTM	(24)	(29)
Tax effect	1,233	(39)
Total accumulated other comprehensive (loss) income	$(3,598)	$197

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

Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2022 was $108,000. During the three months ended March 31, 2022 and 2021, the Company recognized lease expense of $121,000 and $128,000, respectively.

As of March 31,
(Dollars in thousands)	2022
Lease liabilities	$7,653
Right-of-use assets	$7,038
Weighted-average remaining lease term – operating leases (in months).	170.6
Weighted-average discount rate – operating leases	2.81%

For the three months ended March 31,
(Dollars in thousands)	2022
Lease Cost
Operating lease cost	$121
Total lease costs	$121
Cash paid for amounts included in measurement of lease liabilities	$108

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

As of March 31, 2022, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of March 31, 2022 is as follows:

(Dollars in thousands)
2022	$453
2023	638
2024	654
2025	671
2026	689
Thereafter	6,148
Total undiscounted cash flows	$9,253
Discount	(1,600)
Lease liabilities	$7,653

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2021, previously filed with the SEC on March 23, 2022. Results for the three months ended March 31, 2022 are not necessarily indicative of results for the year ending December 31, 2022 or any future period.

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

We offer a full range of banking services to individuals, small to medium-sized businesses and professional service organizations through both traditional and electronic delivery. We were the first community bank in the Washington, D.C. metropolitan area to offer a full online business banking solution, including remote check scanners on a business customer’s desktop. We offer mobile banking apps for iPhones, iPads and Android devices that provide for remote deposit of checks. In addition, we were the first bank headquartered in the Commonwealth of Virginia to offer CDARS, the Certificate of Deposit Account Registry Service, an innovative deposit insurance solution that provides FDIC insurance on deposits up to $150 million. We believe that enhanced electronic delivery systems and technology increase profitability through greater productivity and cost control and allow us to offer new and better products and services.

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

Avenu

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced AvenuTM, a division of MainStreet Bank. AvenuTM represents the Company’s suite of Banking as a Service (“BaaS”) solutions designed to meet the banking needs of Fintech customers. We believe our approach to providing a proprietary BaaS solution is unique. Our transformational subledger combined with our high-touch compliance training goes beyond the industry standards to ensure that our Fintech partners will prosper. This division of MainStreet Bank currently serves money service businesses, payment processers, and Banking-as-a-Service customers and provides the Bank with valuable low-cost deposits and additional streams of fee income. Our BaaS solution is in the late stage of development. A major component of the BaaS solution includes a fintech core, which is Software as a Service (SaaS).

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

Impact of Inflation

Growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, have contributed to rising inflation. In response, the Federal Reserve Board has begun raising interest rates and signaled that it will continue to raise rates, taper its purchase of mortgage and other bonds and reduce the size of the balance sheet over time. Inflation may also have impacts on the Bank’s customers, on businesses and consumers and their ability or willingness to invest, save or spend, and perhaps on their ability to repay loans. As such, there would likely be impacts on the general appetite for banking products and the credit health of the Bank’s customer base. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2022 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended December 31, 2021, other than the items discussed in our Recently Issued Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended March 31, 2022 and 2021

General

Net income decreased $27,000 to $5.4 million for the three months ended March 31, 2022 from $5.5 million for the three months ended March 31, 2021. The decrease in net income for the three months ended March 31, 2022 was primarily due to an increase in provision for loan losses of $480,000 over the same period in 2021, which is attributed solely to increases in the loan portfolio. During the three months ended March 31, 2022, the Company’s net interest income increased $1.7 million over the same period in 2021. Net income was also affected by increases of $781,000 in salaries and employee benefits for the three months ended March 31, 2022 compared to the same period in 2021.

Interest Income

Total interest income increased $1.0 million, or 6.2%, to $17.3 million for the three months ended March 31, 2022 from $16.3 million for the three months ended March 31, 2021. The increase was primarily the result of an increase in interest and fees on loans of $893,000 and an increase in interest on investment securities of $99,000. Total average interest-earning assets decreased $28.7 million, to $1.57 billion for the three months ended March 31, 2022 from $1.60 billion for the same period in 2021 primarily because of a decrease of $110.0 million in the average balance of federal funds sold and interest-earning deposits, a $23.1 million increase in the average balance of investment securities and an increase of $58.2 million in the average balance of loans as large portion of our cash was used to fund loan growth late in the first quarter. The average yield on our interest-earning assets increased 34 basis points to 4.47% for the three months ended March 31, 2022 as compared to 4.13% for the three months ended March 31, 2021 primarily because of higher average yields on interest earning assets due to market conditions, loans related to PPP lending with a rate of 1% paying off, and the Federal Reserve increasing the benchmark interest rates by 25 basis points.

Interest and fees on loans increased $893,000, to $16.7 million for the three months ended March 31, 2022 from $15.8 million for the same period in 2021. This increase was primarily due to an increase in the average yield on loans and the average loans outstanding increasing $58.2 million, which increased to $1.38 billion as of March 31, 2022 from $1.32 billion as of March 31, 2021. The average yield on loans increased 6 basis points, or 1.2%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Included in average loans for the three months ended March 31, 2022, $39.1 million was attributable to average PPP loans. PPP loans have an interest rate of 1% and as the level of PPP loan repayments accelerate, the Bank is seeing loan yields rise to a normalized level. The Federal Reserve increased the federal interest rate by 25 basis points late in the first quarter so the impact of this increase won’t be fully demonstrated until the second quarter.

Interest income on federal funds sold and interest-earning deposits increased by $19,000 to $34,000 for the three months ended March 31, 2022, from $15,000 for the three months ended March 31, 2021. The increase was primarily due to an increase in the average yield on these deposits despite the average balances decreasing over the same time period. The average balance of interest-earning deposits and federal funds sold decreased $110.0 million to $83.8 million for the three months ended March 31, 2022 from $193.8 million for the same period in 2021. The average yield increased to 0.16% for the three months ended March 31, 2022 from 0.03% for the same period in 2020. The Bank deployed the balances in these accounts to fund loan growth during the first quarter of 2022.

Interest on investment securities increased by $99,000 to $629,000 for the three months ended March 31, 2022 from $530,000 for the three months ended March 31, 2021. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $9,000, or 2.7%, to $336,000 for the three months ended March 31, 2022, from $327,000 for the three months ended March 31, 2021. Interest on mortgage-backed securities increased by $41,000, or 70.5%, to $100,000 for the three months ended March 31, 2022, from $58,000 for the three months ended March 31, 2021. Subordinated debt interest income increased by $42,000, or 50.9%, to $124,000 for the three months ended March 31, 2022, from $82,000 for the three months ended March 31, 2021. The average yield on total securities decreased 13 basis points, to 2.26% for the three months ended March 31, 2022, from 2.39% for the same period in 2021. As a decrease in market rates resulted in stagnant yielding investments, investment income increased due to the average balance of investment securities increasing by $23.1 million, to $113.0 million for the three months ended March 31, 2022, from $89.9 million for the three months ended March 31, 2021

Interest Expense

Total interest expense decreased $711,000, to $2.2 million for the three months ended March 31, 2022 from $2.9 million for the three months ended March 31, 2021, primarily due to a $819,000 decrease in interest expense on time deposits and a $158,000 decrease in interest expense on money market deposits. These decreases were offset by an increase of $230,000 in interest expense primarily due to newly issued subordinated debt in 2021 and 2022 and were included in the three months ended March 31, 2022 over the three months ended March 31, 2021. There were additional increases in interest expense on Federal Home Loan Bank advances of $31,000 in the three months ended March 31, 2022 over the same period in 2021.

Interest expense on deposits decreased $972,000 to $1.7 million for the three months ended March 31, 2022 from $2.6 million for the three months ended March 31, 2021 primarily as a result of a decrease in average interest-bearing deposit yields and balances. The decrease in average deposit balances was $152.4 million to $877.8 million during the three months ended March 31, 2022 as compared to $1.03 billion for the three months ended March 31, 2021. The decrease in the average balance of interest-bearing deposits was primarily a result of a $144.6 million decrease in the average balance of money market deposit accounts and by a $22.4 million decrease in the average balance of time deposits. The average cost of deposits was 76 basis points for the three months ended March 31, 2022, compared to 103 basis points for the three months ended March 31, 2021. The average rate paid on money market deposits decreased 9 basis points to 0.18% for the three months ended March 31, 2022 from 0.27% for the three months ended March 31, 2021. The average rate paid on interest-bearing demand deposits increased 4 basis points to 0.37% for the three months ended March 31, 2022 from 0.33% for the three months ended March 31, 2021 primarily due to market competition. The average cost of certificates of deposit decreased by 63 basis points to 1.27% for the three months ended March 31, 2022 as compared to 1.90% for the three months ended March 31, 2021. The increase in the average balance of interest-bearing demand deposits for the three months ended March 31, 2022, primarily was the result of our continued effort to attract and retain low-cost deposits. and to reduce our reliance on wholesale deposits.

Interest expense on advances from the Federal Home Loan Bank increased $31,000 to $31,000 for the three months ended March 31, 2022, from $0 for the three months ended March 31, 2021 as a result an average balance of $37.2 million of outstanding advances on the Federal Home Loan Bank for the three months ended March 31, 2022 compared to no advances for the three months ended March 31, 2021. The average balance of subordinated debt increased $29.2 million for the three months ended March 31, 2022, due to an additional $30 million in new debt issued in 2021 and $43.7 million issued in the three months ended March 31, 2022.

Net Interest Income

Net interest income increased approximately $1.7 million, or 12.8%, to $15.2 million for the three months ended March 31, 2022 from $13.5 million for the three months ended March 31, 2021 because of our net interest-earning assets increasing $57.4 million to $615.4 million for the three months ended March 31, 2022 from $558.1 million for the three months ended March 31, 2021. The interest rate spread increased by 54 basis points to 3.56% for the three months ended March 31, 2022 from 3.02% for the three months ended March 31, 2021. The net interest margin increased by 50 basis points from 3.41% for the three months ended March 31, 2021 to 3.91% for the three months ended March 31, 2022. The net interest margin, excluding PPP loans for the three months ended March 31, 2022, was 3.65%, an increase of 45 basis points from the same period in 2021. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin excluding PPP income, which is a non-GAAP financial measure, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

	For the Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost (5)	Average Balance	Interest Income/ Expense	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,377,723	$16,685	4.91%	$1,319,542	$15,792	4.85%
Investment securities	112,958	629	2.26%	89,868	530	2.39%
Federal funds and interest-bearing deposits	83,754	34	0.16%	193,755	15	0.03%
Total interest-earning assets	1,574,435	$17,348	4.47%	1,603,165	$16,337	4.13%
Non-interest-earning assets	88,386			70,727
Total assets	$1,662,821			$1,673,892
Interest-bearing liabilities:
Interest-bearing demand deposits	$70,403	$65	0.37%	$68,593	$55	0.33%
Money market deposits	267,905	119	0.18%	412,554	277	0.27%
Savings and NOW deposits	82,758	37	0.18%	69,993	42	0.24%
Time deposits	456,782	1,431	1.27%	479,136	2,250	1.90%
Total interest-bearing deposits	877,848	1,652	0.76%	1,030,276	2,624	1.03%
Federal funds purchased	1	—	—	—	—	—
Federal Home Loan Bank advances	37,167	31	0.34%	—	—	—
Subordinated debt	43,995	468	4.31%	14,838	238	6.51%
Total interest-bearing liabilities	959,011	$2,151	0.91%	1,045,114	$2,862	1.11%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	514,101			458,051
Total liabilities	1,473,112			1,503,165
Stockholders’ equity	189,709			170,727
Total liabilities and stockholders’ equity	$1,662,821			$1,673,892
Net interest income		$15,197			$13,475
Interest rate spread (2)			3.56%			3.02%
Net interest-earning assets (3)	$615,424			$558,051
Net interest margin (4)			3.91%			3.41%
Net interest margin, excluding PPP loans			3.65%			3.20%
Average interest-earning assets to average interest-bearing liabilities	164.17%			153.40%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended
	March 31, 2022 and 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$697	$196	$893
Investment securities	275	(176)	99
Federal funds and interest-bearing deposits	(56)	75	19
Total interest-earning assets	916	95	1,011
Interest-bearing liabilities:
Interest-bearing demand deposits	2	8	10
Money market deposit accounts	(81)	(77)	(158)
Savings and NOW accounts	31	(36)	(5)
Time deposits	(101)	(718)	(819)
Total deposits	(149)	(823)	(972)
Federal Home Loan Bank advances	31	—	31
Subordinated debt	720	(490)	230
Total interest-bearing liabilities	602	(1,313)	(711)
Change in net interest income	$314	$1,408	$1,722

Provision for Loan Losses

Management believes that the provision recorded for the period ended March 31, 2022 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, and credit quality. We will continuously review the loan portfolio to determine the depth and breadth of potential loan losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the loan portfolio that may arise, additional provision expenses may be required.

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

Provision for loan losses increased by $480,000 to a provision for loan losses of $800,000 for the three months ended March 31, 2022 from a provision expense of $320,000 for the three months ended March 31, 2021, primarily as a result of strong loan growth experienced in the first quarter of 2022. Loan originations, which totaled approximately $122.1 million for the three months ended March 31, 2021 increased $52.1 million compared to loan originations, of $174.2 million for the three months ended March 31, 2022. The Company has not provisioned any allowance for loan losses for PPP loans as they are 100% guaranteed by Small Business Administration. Non-performing loans decreased $149,000 from $149,000 at March 31, 2021 to $0 at March 31, 2022.

During the three months ended March 31, 2022, special mention loans increased $14.9 million for a balance of $17.2 million, compared to the same period in 2021. Substandard loans decreased $15.3 million as of March 31, 2022 compared to March 31, 2021. Of the substandard loans as of March 31, 2022, 72% are connected to the hospitality industry. These loans were initially impacted by the pandemic and were downgraded out of an abundance of caution while cash flows and occupancy levels have continued to increase to pre-pandemic levels. Management does not believe there will be losses associated with these credits. During the three months ended March 31, 2022, there were no charge-offs incurred, and recoveries of $3,000 were received.

Non-Interest Income

Non-interest income decreased $284,000, or 19.6%, to $1.2 million for the three months ended March 31, 2022 from $1.4 million for the three months ended March 31, 2021. The decrease in non-interest income was primarily due to a gain on sale of loans that occurred in the three months ended March 31, 2021 that did not occur in 2022. The decrease associated with that transaction was offset by increases in deposit account service fees of $72,000 and $74,000 in bank owned life insurance income for the three months ended March 31, 2022. The deposit account services fees increased primarily due to more customer activity in the three months ended March 31, 2022 than the same period in 2021. The Company continues to focus on increasing fee income through loan swaps as it strategically benefits our customers.

Non-Interest Expense

Non-interest expense increased $1.2 million, or 14.8%, to $9.0 million for the three months ended March 31, 2022 from $7.8 million for the three months ended March 31, 2021 primarily because of increases in salary and employee benefits of $781,000 and advertising and marketing expenses of $131,000. Salaries and employee benefits expense increased by $781,000 to $5.5 million for the three months ended March 31, 2022 from $4.8 million for the three months ended March 31, 2021. Advertising and marketing expenses increased $131,000, or 47.6%, to $406,000 for the three months ended March 31, 2022 from $275,000 for the three months ended March 31, 2021 due to new strategic partnerships and timing of initiatives. Franchise taxes decreased approximately $39,000 to $347,000 for the three months ended March 31, 2022 from $386,000 for the three months ended March 31, 2021 because of the make up of the Company’s capital as of March 31, 2022 compared to the balance sheet as of March 31, 2021. FDIC insurance premiums decreased approximately $120,000 to $240,000 for the three months ended March 31, 2022 from $360,000 for the three months ended March 31, 2021.

Income Tax Expense

Income tax expense decreased $169,000, or 12.6%, to a tax expense of $1.2 million for the three months ended March 31, 2022 from a tax expense of $1.3 million for the three months ended March 31, 2021. The decrease in federal income tax expense for the three months ended March 31, 2022 compared to the same period a year ago was driven by the decrease in income before income taxes of $196,000, to income before income tax of $6.6 million as of March 31, 2022 compared to income before income tax expense of 6.8 million for the same period in the prior year. The Company was able to apply and claim a research and development tax credit of approximately $89,000 for its associated work in developing a software platform. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $108,000 for the three months ended March 31, 2022. For the three months ended March 31, 2022, the Company had an effective tax expense rate of 17.8%, compared to effective tax expense rate of 19.8% for the three months ended March 31, 2021.

Comparison of Statements of Financial Condition at March 31, 2022 and at December 31, 2021

Total Assets

Total assets increased $114.3 million, or 6.9%, to $1.8 billion at March 31, 2022 from $1.6 billion at December 31, 2021. The increase was primarily the result of increases in the loan portfolio of $72.3 million, $23.9 million in securities available-for-sale and $10.3 million in other assets. These increases were offset by a decrease of $775,000 in other real estate owned as of March 31, 2022.

Investment Securities

Investment securities increased $22.3 million, or 18.6%, from $120.3 million at December 31, 2021 to $142.6 million at March 31, 2022. The increase was primarily in the available-for-sale portfolio, particularly in U.S treasury and subordinated debt securities. At March 31, 2022, our held-to-maturity portion of the securities portfolio, at amortized cost, was $18.8 million, and our available-for-sale portion of the securities portfolio, at fair value, was $123.8 million compared to our held-to-maturity portion of the securities portfolio of $20.3 million and our available-for-sale portion of the securities portfolio of $99.9 million at December 31, 2021.

Net Loans

Net loans increased $71.5 million, or 5.3%, to $1.41 billion at March 31, 2022 from $1.34 billion at December 31, 2021. Residential real estate loans increased $66.7 million, or 22.2%, to $367.1 million at March 31, 2022 from $300.4 million at December 31, 2021. Commercial real estate loans increased by $53.8 million from $534.2 million at December 31, 2021 to $588.0 million at March 31, 2022. Commercial and industrial loans decreased by $52.8 million from $164.0 million at December 31, 2021 to $111.2 million at March 31, 2022. Paycheck Protection Program loans comprised $18.8 million of this portfolio as of March 31, 2022. Commercial and industrial loans, excluding PPP loans, decreased by $13.3 million from December 31, 2021 to March 31, 2022. Construction loans increased $7.4 million to $344.6 million at March 31, 2022 from $337.2 million at December 31, 2021. Consumer loans decreased by $3.5 million from $23.2 million at December 31, 2021 to $19.7 million at March 31, 2022. The $16.3 million decrease in consumer loans is a result of management’s decision to let indirect lending portfolio amortize off the balance sheet.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$11,697	$12,877
Charge-offs:
Consumer	—	(32)
Total charge-offs	—	(32)
Recoveries:
Commercial and industrial	—	11
Consumer	3	16
Total recoveries	3	27
Net (charge-offs) recoveries	3	(5)
Provision for (recovery of) loan losses	800	(1,175)
Balance at end of period	$12,500	$11,697
Ratios:
Net charge offs to average loans outstanding	0.00%	0.00%
Allowance for loan losses to non-performing loans at end of period	N/A	N/A
Allowance for loan losses to gross loans at end of period	0.87%	0.86%
Allowance for loan losses to gross loans at end of period, excluding PPP loans	0.89%	0.90%

Deposits

Deposits increased $23.0 million, or 1.6% to $1.43 billion at March 31, 2022 from $1.41 billion at December 31, 2021. Our core deposits increased $27.3 million, or 2.5%, to $1.14 billion at March 31, 2022 from $1.11 billion at December 31, 2021. The increase in core deposits was due to executing our low cost deposit growth initiatives and reducing our wholesale funding accounts. Non-interest bearing demand deposits decreased $16.5 million, or 3.1%, to $514.2 million at March 31, 2022 from $530.7 million at December 31, 2021. Savings and NOW deposits decreased $3.4 million, or 3.9% to $81.8 million at March 31, 2022 from $85.2 million at March 31, 2021. Offsetting these decreases were increases in certificates of deposits of $1.7 million, or 0.4%, to $460.8 million at March 31, 2022 from $459.1 million at December 31, 2021 and in money market deposits of $34.1 million, or 12.7%, to $301.8 million at March 31, 2022 from $267.7 million at December 31, 2021. The increase in money market deposit accounts and time deposits were primarily the result of executing on a strategy to continue decreasing our cost of funds through lower yielding funding sources.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	March 31,	December 31,
	2022	2021
	(Dollars in thousands)
Other real estate owned	—	775
Total non-performing assets	$—	$775
Ratios:
Total non-performing loans to gross loans receivable	0.00%	0.00%
Total non-performing loans to total assets	0.00%	0.00%
Total non-performing assets to total assets	0.00%	0.05%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities; however, the Company also utilizes wholesale deposits as a funding source in addition to customer deposits. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, federal funds purchased, and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had $40.0 million in Federal Home Loan Bank advances outstanding and unused borrowing capacity of $371.6 million as of March 31, 2022. The Company has the ability to borrow up to 100% of our PPP outstanding loan balances as of March 31, 2022, through the Paycheck Protection Program Lending Facility, however we were able to fund these loans through our own capital. Additionally, at March 31, 2022, we had the ability to borrow up to $104.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2022.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2022, cash and cash equivalents totaled $101.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $123.8 million at March 31, 2022.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $7.3 million and $12.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively. There were no sales of securities in the three months ended March 31, 2022 or for three months ended March 31, 2021. Net cash used in investing activities, which consist primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $102.2 million and $49.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Net cash provided by financing activities was $103.4 million and $99.4 million for the three months ended March 31, 2022 and 2021, respectively, which consisted primarily of increases in advances from Federal Home Loan Bank of $40.0 million and subordinated debt net of issuance costs of $42.6 million offset by decreases in non-interest bearing deposits of $16.5 million for the three months ended March 31, 2022

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2022, totaled $317.5 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2022, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

On January 19, 2022, the Board of Directors of the Company declared an initial cash dividend to common shareholders. The Board of Directors will consider future dividends on a quarterly basis after its review of the Company’s financial condition, results of operations, and other factors.

Regulatory Capital

Information presented for March 31, 2022 and December 31, 2021, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2022 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2022, the Company and the Bank meet all capital adequacy requirements to which each is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022
Total capital (to risk-weighted assets)	$252,983	16.44%	$123,106	≥ 8.0%	$153,883	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$240,529	15.63%	$69,247	≥ 4.5%	$123,106	> 8.0%
Tier 1 capital (to risk-weighted assets)	$240,529	15.63%	$92,330	≥ 6.0%	$123,106	> 8.0%
Tier 1 capital (to average assets)	$240,529	14.47%	$66,511	≥ 4.0%	$83,138	> 5.0%
As of December 31, 2021
Total capital (to risk-weighted assets)	$227,359	16.06%	$113,249	≥ 8.0%	$141,562	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$215,662	15.23%	$63,703	≥ 4.5%	$113,249	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$215,662	15.23%	$84,937	≥ 6.0%	$113,249	≥ 8.0%
Tier 1 capital (to average assets)	$215,662	12.90%	$66,898	≥ 4.0%	$83,622	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2022, we had outstanding loan commitments of $372.1 million and outstanding stand-by letters of credit of $40,000. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

	For the three months ended March 31,
	2022	2021
Net interest margin adjusted
Net interest income (GAAP)	$15,197	$13,475
Less: PPP fees recognized	1,264	1,642
Less: PPP interest income earned	98	386
Net interest income, excluding PPP income (non-GAAP)	13,835	11,447

Average interest earning assets (GAAP)	1,574,435	1,603,165
Less: average PPP loans	39,096	154,233
Average interest earning assets, excluding PPP (non-GAAP)	1,535,339	1,448,932
Net interest margin, excluding PPP (non-GAAP)	3.65%	3.20%

	As of March 31,
	2022	2021
Allowance for loan losses, adjusted
Allowance for loan losses (GAAP)	$12,500	$13,215

Total gross loans (GAAP)	1,430,642	1,320,254
Less: PPP loans	18,776	179,835
Total gross loans, excluding PPP loans (non-GAAP)	1,411,866	1,140,419
Allowance for loan losses to total loans, excluding PPP (non-GAAP)	0.89%	1.16%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2022. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no significant effect or impact on internal controls over financial reporting with the Company’s transition to a remote/work from home environment.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2022, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies. Reference is made to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022. For a discussion of certain risk factors affecting the Company, see our disclosure under “Forward-Looking Statements” is Part I, Item 2 in this Form 10-Q.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2020, the Company announced that the Board of Directors had authorized a new plan to repurchase up to $17.0 million of the Company’s outstanding common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The new stock repurchase program replaces the Company’s previous program. During the three months ended March 31, 2022, 50,000 shares of common stock were repurchased.

The following information provides details of the Company’s common stock repurchases for the three months ended March 31, 2022:

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	50,000	$25.25	50,000	$2,958
February 1, 2022 - February 28, 2022	—	$—	—	$2,958
March 1, 2022 - March 31, 2022	—	$—	—	$2,958
Total	50,000	$25.25	50,000

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32.0	Section 1350 Certification *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included with Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: May 12, 2022	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)