Form 10-Q
period 2022-06-30
MainStreet Bancshares, Inc.
filed 2022-08-12
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 8, 2022, there were 7,415,322 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of  June 30, 2022 and December 31, 2021 (Dollars in thousands, except share and per share data)

	At June 30, 2022 (unaudited)	At December 31, 2021 (*)
Assets
Cash and due from banks	$55,636	$61,827
Federal funds sold	47,013	31,372
Cash and cash equivalents	102,649	93,199
Investment securities available-for-sale, at fair value	143,240	99,913
Investment securities held-to-maturity, at amortized cost	17,698	20,349
Restricted securities, at cost	16,485	15,609
Loans, net of allowance for loan losses of $12,982 and $11,697, respectively	1,416,875	1,341,760
Premises and equipment, net	14,756	14,863
Other real estate owned, net	—	775
Accrued interest and other receivables	7,313	7,701
Bank owned life insurance	36,742	36,241
Computer software, net of amortization	4,956	2,493
Other assets	32,665	14,499
Total Assets	$1,793,379	$1,647,402
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$535,591	$530,678
Interest bearing demand deposits	99,223	69,232
Savings and NOW deposits	58,156	85,175
Money market deposits	231,207	267,730
Time deposits	575,950	459,148
Total deposits	1,500,127	1,411,963
Subordinated debt, net	72,047	29,294
Other liabilities	32,801	17,357
Total Liabilities	1,604,975	1,458,614
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding as of June 30, 2022 and December 31, 2021	27,263	27,263
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 7,526,463 shares (including 232,286 nonvested shares) for June 30, 2022 and 7,595,781 shares (including 229,257 nonvested shares) for December 31, 2021	29,178	29,466
Capital surplus	64,822	67,668
Retained earnings	73,702	64,194
Accumulated other comprehensive income (loss)	(6,561)	197
Total Stockholders’ Equity	188,404	188,788
Total Liabilities and Stockholders’ Equity	$1,793,379	$1,647,402

*         Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three and Six months ended June 30, 2022 and 2021 (Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest Income
Interest and fees on loans	$17,954	$15,257	$34,639	$31,049
Interest on investments securities
Taxable securities	401	332	758	592
Tax-exempt securities	263	265	535	535
Interest on federal funds sold	195	20	229	35
Total Interest Income	18,813	15,874	36,161	32,211
Interest Expense
Interest on interest bearing DDA deposits	105	55	170	110
Interest on savings and NOW deposits	42	47	79	89
Interest on money market deposits	151	220	270	497
Interest on time deposits	1,530	1,994	2,961	4,244
Interest on Federal Home Loan Bank advances and other borrowings	52	—	83	—
Interest on subordinated debt	812	567	1,280	805
Total Interest Expense	2,692	2,883	4,843	5,745
Net Interest Income	16,121	12,991	31,318	26,466
Provision for (recovery of) Loan Losses	480	(2,080)	1,280	(1,760)
Net Interest Income After Provision For Loan Losses	15,641	15,071	30,038	28,226
Non-Interest Income
Deposit account service charges	597	621	1,209	1,160
Bank owned life insurance income	250	218	500	395
Loan swap fee income	101	—	101	—
Net gain on held-to-maturity securities	4	—	4	3
Net gain on sale of loans	—	130	43	474
Other fee income	312	586	568	969
Total Non-Interest Income	1,264	1,555	2,425	3,001
Non-Interest Expense
Salaries and employee benefits	5,604	4,663	11,152	9,430
Furniture and equipment expenses	659	500	1,316	1,026
Advertising and marketing	574	402	980	677
Occupancy expenses	352	387	693	693
Outside services	567	280	935	616
Administrative expenses	195	141	405	291
Other operating expenses	1,543	1,500	2,976	2,950
Total Non-Interest Expense	9,494	7,873	18,457	15,683
Income Before Income Taxes	7,411	8,753	14,006	15,544
Income Tax Expense	1,481	1,627	2,654	2,969
Net Income	$5,930	$7,126	$11,352	$12,575
Preferred Stock Dividends	539	539	1,078	1,078
Net Income Available To Common Shareholders	$5,391	$6,587	$10,274	$11,497
Net Income Per Common Share:
Basic	$0.71	$0.87	$1.35	$1.53
Diluted	$0.71	$0.87	$1.35	$1.53

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Six Months Ended June 30, 2022 and 2021 (Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Comprehensive Income, net of taxes
Net Income	$5,930	$7,126	$11,352	$12,575
Other comprehensive loss, net of tax:
Unrealized gains (losses) on available for sale securities arising during the period (net of tax (benefit) expense, ($786) and $113, respectively, for the three months ended June 30, and ($1,794) and ($123), respectively for the six months ended June 30).	(2,967)	416	(6,766)	(411)
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $1 and $1, respectively, for the three months ended June 30, and $2 and $2, respectively, for the six months ended June 30).	4	5	8	10
Other comprehensive loss	(2,963)	421	(6,758)	(401)
Comprehensive Income	$2,967	$7,547	$4,594	$12,174

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the Three and Six months ended June 30, 2022 and 2021 (Dollars in thousands)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, March 31, 2022	$27,263	$29,642	$66,798	$68,691	$(3,598)	$188,796
Vesting of restricted stock	—	13	(13)	—	—	—
Stock based compensation expense	—	—	564	—	—	564
Common stock repurchased	—	(477)	(2,527)	—	—	(3,004)
Dividends on preferred stock	—	—	—	(539)	—	(539)
Dividends on common stock	—	—	—	(380)	—	(380)
Net income	—	—	—	5,930	—	5,930
Other comprehensive loss	—	—	—	—	(2,963)	(2,963)
Balance, June 30, 2022	$27,263	$29,178	$64,822	$73,702	$(6,561)	$188,404

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$27,263	$29,466	$67,668	$64,194	$197	$188,788
Vesting of restricted stock	—	389	(389)	—	—	—
Stock based compensation expense	—	—	1,134	—	—	1,134
Common stock repurchased	—	(677)	(3,591)	—		(4,268)
Dividends on preferred stock	—	—	—	(1,078)	—	(1,078)
Dividends on common stock	—	—	—	(766)	—	(766)
Net income	—	—	—	11,352	—	11,352
Other comprehensive loss	—	—	—	—	(6,758)	(6,758)
Balance, June 30, 2022	$27,263	$29,178	$64,822	$73,702	$(6,561)	$188,404

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Total
Balance, March 31, 2021	$27,263	$29,437	$66,233	$49,089	$155	$172,177
Vesting of restricted stock	—	9	(9)	—	—	—
Stock based compensation expense	—	—	443	—	—	443
Dividends on preferred stock	—	—	—	(539)	—	(539)
Net income	—	—	—	7,126	—	7,126
Other comprehensive income	—	—	—	—	421	421
Balance, June 30, 2021	$27,263	$29,446	$66,667	$55,676	$576	$179,628

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2020	$27,263	$29,130	$66,116	$44,179	$977	$167,665
Vesting of restricted stock	—	316	(316)	—	—	—
Stock based compensation expense	—	—	867	—	—	867
Dividends on preferred stock	—	—	—	(1,078)	—	(1,078)
Net income	—	—	—	12,575	—	12,575
Other comprehensive loss	—	—	—	—	(401)	(401)
Balance, June 30, 2021	$27,263	$29,446	$66,667	$55,676	$576	$179,628

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the six months ended June 30,	2022	2021
Cash Flows from Operating Activities
Net income	$11,352	$12,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	1,094	933
Deferred income tax expense (benefit)	211	(234)
Provision for (recovery of) loan losses	1,280	(1,760)
Writedown of other real estate owned	70	22
Loss on sale of other real estate owned	4	—
Gain on sale of SBA loans	(43)	(474)
Stock based compensation expense	1,134	867
Income from bank owned life insurance	(500)	(395)
Subordinated debt amortization expense	130	105
Gain on disposal of premises and equipment	—	(30)
Gain on call of held-to-maturity securities	(4)	(3)
Amortization of operating lease right-of-use assets	150	189
Change in:
Accrued interest receivable and other receivables	388	847
Other assets	(16,738)	5,005
Other liabilities	15,444	139
Net cash provided by operating activities	13,972	17,786
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	4,065	2,931
Maturities	70,000	215,000
Purchases	(126,241)	(237,040)
Activity in held-to-maturity securities:
Purchases	—	(5,499)
Called	2,595	1,775
Purchases of equity securities	(224)	—
Proceeds on sale of loans	371	31,304
Proceeds on sale of other real estate owned	701	—
Purchases of restricted investment in bank stock	(4,873)	(750)
Redemption of restricted investment in bank stock	4,125	327
Net (increase) decrease in loan portfolio	(76,723)	1,879
Purchase of bank owned life insurance	—	(10,000)
Computer software developed	(2,463)	—
Proceeds from sale of premises and equipment	—	51
Purchases of premises and equipment	(530)	(252)
Net cash used in investing activities	(129,197)	(274)
Cash Flows from Financing Activities
Net increase in non-interest deposits	4,913	115,504
Net increase (decrease) in interest bearing demand, savings, and time deposits	83,251	(88,818)
Net increase in subordinated debt, net issuance costs	42,623	25,637
Cash dividends paid on preferred stock	(1,078)	(1,078)
Cash dividends paid on common stock	(766)	—
Repurchases of common stock	(4,268)	—
Net cash provided by financing activities	124,675	51,245
Increase in Cash and Cash Equivalents	9,450	68,757
Cash and Cash Equivalents, beginning of period	93,199	107,528
Cash and Cash Equivalents, end of period	$102,649	$176,285
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,089	$6,265
Cash paid during the period for income taxes	$2,291	$4,104
Right of use assets obtained in exchange for new operating lease liabilities	$—	$1,907

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

The Company was approved to list shares of our common stock on the Nasdaq Capital Market under our current symbol “MNSB” as of April 22, 2019. We were approved to list depositary shares of preferred stock on the Nasdaq Capital Market under the symbol “MNSBP” as of September 16, 2020. Each depositary share represents a 140th interest in a share of 7.50% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock.

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

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced AvenuTM, a division of MainStreet Bank. AvenuTM represents the Company’s suite of Banking as a Service (“BaaS”) solutions designed to meet the banking needs of Fintech customers. Our SaaS solution is in the late stage of development. A major component of the BaaS solution includes a fintech core, which is Software as a Service (SaaS).

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2021 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K filed by the Company with the SEC on March 23, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period.

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

The Company’s critical accounting policies relate (1) the allowance for loan losses, (2) fair value of financial instruments, (3) derivative financial instruments, (4) computer software, and (5) income taxes. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. In connection with the determination of the allowances for losses on loans management obtains independent appraisals for significant properties.

Impact of Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the SEC and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is working with a third party to develop our methodology using historical and qualitative data based on the requirements of ASU 2016-13 and have begun to test parallel models. We have scheduled third party to perform a model validation of our methodology and assumptions to be completed by the third quarter of 2022. We are in the process of assessing new internal controls to be placed as well as policies and procedures that need to be developed with the new model. Preliminary analysis shows that there will not be a significant impact to our current allowance for loan losses upon adoption.

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

Note 2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	June 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$74,994	$—	$(2)	$74,992
Collateralized Mortgage Backed	28,316	4	(3,404)	24,916
Subordinated Debt	9,970	—	(565)	9,405
Municipal Securities
Taxable	10,688	—	(1,945)	8,743
Tax-exempt	22,900	31	(2,351)	20,580
U.S. Governmental Agencies	4,667	2	(65)	4,604
Total	$151,535	$37	$(8,332)	$143,240

Investment securities held-to-maturity was comprised of the following:

	June 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities
Tax-exempt	$15,198	$128	$(140)	$15,186
Subordinated Debt	2,500	—	—	2,500
Total	$17,698	$128	$(140)	$17,686

Investment securities available-for-sale was comprised of the following:

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$20,000	$—	$—	$20,000
Collateralized Mortgage Backed	31,521	151	(790)	30,882
Subordinated Debt	8,720	31	(47)	8,704
Municipal Securities
Taxable	10,704	13	(160)	10,557
Tax-exempt	22,978	1,182	(17)	24,143
U.S. Governmental Agencies	5,725	—	(98)	5,627
Total	$99,648	$1,377	$(1,112)	$99,913

Investment securities held-to-maturity was comprised of the following:

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$17,849	$795	$—	$18,644
Subordinated Debt	2,500	—	—	2,500
Total	$20,349	$795	$—	$21,144

The scheduled maturities of securities available-for-sale and held-to-maturity at  June 30, 2022 were as follows:

	June 30, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$74,994	$74,992	$—	$—
Due from one to five years	1,000	1,000	2,090	2,119
Due from after five to ten years	12,177	11,385	9,095	9,135
Due after ten years	63,364	55,863	6,513	6,432
Total	$151,535	$143,240	$17,698	$17,686

Securities with a fair value of $4.1 million and $410,492 were pledged at June 30, 2022 and December 31, 2021, respectively,

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury Securities	$74,992	$(2)	$—	$—	$74,992	$(2)
Collateralized Mortgage Backed	14,634	(1,403)	10,198	(2,001)	24,832	(3,404)
Subordinated Debt	8,654	(565)	—	—	8,654	(565)
Municipal securities
Taxable	4,365	(1,044)	3,378	(901)	7,743	(1,945)
Tax-exempt	18,429	(2,057)	725	(294)	19,154	(2,351)
U.S Governmental Agencies	—	—	3,922	(65)	3,922	(65)
Total	$121,074	$(5,071)	$18,223	$(3,261)	$139,297	$(8,332)
Held-to-maturity:
Municipal securities
Tax-exempt	6,223	(140)	—	—	6,223	(140)
Total	$6,223	$(140)	$—	$—	$6,223	$(140)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$11,922	$(215)	$12,043	$(575)	$23,965	$(790)
Subordinated Debt	4,673	(47)	—	—	4,673	(47)
Municipal Securities
Taxable	5,484	(63)	3,482	(97)	8,966	(160)
Tax-exempt	2,594	(17)	—	—	2,594	(17)
U.S Government Agencies	—	—	5,445	(98)	5,445	(98)
Total	$24,673	$(342)	$20,970	$(770)	$45,643	$(1,112)

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

At  June 30, 2022, there were twenty-four collateralized mortgage backed securities with fair values totaling $14.6 million were in an unrealized loss position of less than 12 months and one security totaling $10.2 million in an unrealized loss position of more than 12 months. At  June 30, 2022 twenty subordinated debt securities with fair values totaling approximately $8.7 million were in an unrealized loss position of less than 12 months. At  June 30, 2022 thirty-seven municipal securities with fair values totaling approximately $22.8 million were in an unrealized loss position of less than 12 months and four securities totaling $4.1 million in an unrealized loss position of more than 12 months. At  June 30, 2022 eight U.S. government agencies with fair values totaling approximately $3.9 million were in an unrealized loss position of more than 12 months. At  June 30, 2022, there were thirteen held-to-maturity municipal securities with a fair value of $6.2 million in an unrealized loss position. The Bank does not consider any of the securities in the available for sale or held to maturity portfolio to be other-than-temporarily impaired at June 30, 2022 and December 31, 2021.

Certain municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at June 30, 2022 and December 31, 2021 was $18,621 and $29,016, respectively.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Residential Real Estate:
Single family	$165,547	$161,362
Multifamily	201,051	137,705
Farmland	160	1,323
Commercial Real Estate:
Owner-occupied	215,124	173,086
Non-owner occupied	384,558	361,101
Construction and Land Development	358,062	337,173
Commercial – Non Real-Estate:
Commercial & Industrial	92,673	164,014
Consumer – Non Real-Estate:
Unsecured	862	185
Secured	16,361	22,986
Total Gross Loans	1,434,398	1,358,935
Less: unearned fees, net	(4,541)	(5,478)
Less: allowance for loan losses	(12,982)	(11,697)
Net Loans	$1,416,875	$1,341,760

The unsecured consumer loans above include $862,000 and $185,000 of overdrafts reclassified as loans at June 30, 2022 and December 31, 2021, respectively.

The commercial and industrial loans above include $4.0 million and $58.3 million in Paycheck Protection Program loans at June 30, 2022 and December 31, 2021, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2022 and 2021.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended June 30, 2022	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,979	$6,278	$2,757	$96	$1,390	$12,500
Recoveries	—	—	—	2	—	2
Provision	15	236	287	(8)	(50)	480
Ending Balance	$1,994	$6,514	$3,044	$90	$1,340	$12,982
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,994	$6,514	$3,044	$90	$1,340	$12,982

For the six months ended June 30, 2022
Beginning Balance	$1,672	$5,689	$2,697	$99	$1,540	$11,697
Recoveries	—	—	—	5	—	5
Provision	322	825	347	(14)	(200)	1,280
Ending Balance	$1,994	$6,514	$3,044	$90	$1,340	$12,982
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,994	$6,514	$3,044	$90	$1,340	$12,982

	Real Estate
For the three months ended June 30, 2021	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,200	$6,895	$3,492	$146	$1,482	$13,215
Charge-offs	—	—	—	(4)	—	$(4)
Recoveries	—	—	—	—	2	2
Provision	(40)	(1,073)	(871)	(10)	(86)	(2,080)
Ending Balance	$1,160	$5,822	$2,621	$132	$1,398	$11,133
Ending Balance:
Individually evaluated for Impairment	$—	$—	$18	$—	$—	$18
Collectively evaluated for Impairment	$1,160	$5,822	$2,603	$132	$1,398	$11,115

For the six months ended June 30, 2021
Beginning Balance	$1,223	$6,552	$3,326	$371	$1,405	$12,877
Charge-offs	—	—	—	(4)	—	(4)
Recoveries	—	—	—	13	7	20
Provision	(63)	(730)	(705)	(248)	(14)	(1,760)
Ending Balance	$1,160	$5,822	$2,621	$132	$1,398	$11,133
Ending Balance:
Individually evaluated for Impairment	$—	$—	$18	$—	$—	$18
Collectively evaluated for Impairment	$1,160	$5,822	$2,603	$132	$1,398	$11,115

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

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of June 30, 2022 and December 31, 2021:

June 30, 2022
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$366,758	$149	$366,609
Commercial Real Estate	599,682	1,090	598,592
Construction and Land Development	358,062	—	358,062
Commercial & Industrial	92,673	—	92,673
Consumer	17,223	—	17,223
Total	$1,434,398	$1,239	$1,433,159

December 31, 2021
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$300,390	$147	$300,243
Commercial Real Estate	534,187	1,076	533,111
Construction and Land Development	337,173	—	337,173
Commercial & Industrial	164,014	8	164,006
Consumer	23,171	—	23,171
Total	$1,358,935	$1,231	$1,357,704

The following table summarizes information in regard to impaired loans by loan portfolio class as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$149	$149	$—	$147	$147	$—
Commercial Real Estate
Non-owner Occupied	1,090	1,090	—	1,076	1,076	—
Commercial & Industrial	—	—	—	8	8	—
Total	$1,239	$1,239	$—	$1,231	$1,231	$—

The following table presents additional information regarding the impaired loans for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$147	$3	$225	$2
Commercial Real Estate
Non-owner Occupied	1,064	22	1,081	17
Commercial & Industrial	—	—	37	1
Total	$1,211	$25	$1,343	$20

With an allowance recorded
Construction and Land Development	$—	$—	$835	$5
Total	$1,211	$25	$2,178	$25

	Six Months Ended June 30,
	2022		2021
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$147	$7	$250	$5
Commercial Real Estate
Non-owner Occupied	1,064	44	1,081	33
Commercial & Industrial	—	—	44	1
Total	1,211	51	1,375	39

With an allowance recorded
Construction and Land Development	$—	$—	$835	$5
Total	$1,211	$51	$2,210	$44

There were no loans placed on nonaccrual as of June 30, 2022 and December 31, 2021.

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

The following tables summarize the aggregate Pass and criticized categories of Watch, Special Mention, and Substandard within the Company’s internal risk rating system as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$164,429	$—	$727	$391	$165,547
Multifamily	201,051	—	—	—	201,051
Farmland	160	—	—	—	160
Commercial Real Estate:
Owner occupied	212,008	3,116	—	—	215,124
Non-owner occupied	333,086	26,037	15,255	10,180	384,558
Construction & Land Development	358,062	—	—	—	358,062
Commercial – Non Real Estate:
Commercial & Industrial	89,307	—	151	3,215	92,673
Consumer – Non Real Estate:
Unsecured	862	—	—	—	862
Secured	16,361	—	—	—	16,361
Total	$1,375,326	$29,153	$16,133	$13,786	$1,434,398

	December 31, 2021
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$160,234	$—	$734	$394	$161,362
Multifamily	137,705	—	—	—	137,705
Farmland	1,323	—	—	—	1,323
Commercial Real Estate:
Owner occupied	168,352	4,734	—	—	173,086
Non-owner occupied	297,873	46,379	15,275	1,574	361,101
Construction & Land Development	317,846	19,327	—	—	337,173
Commercial – Non Real Estate:
Commercial & Industrial	159,634	145	857	3,378	164,014
Consumer – Non Real Estate:
Unsecured	185	—	—	—	185
Secured	22,986	—	—	—	22,986
Total	$1,266,138	$70,585	$16,866	$5,346	$1,358,935

The following tables present the segments of the loan portfolio summarized by aging categories as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$165,547	$165,547	$—
Multifamily	—	—	—	—	201,051	201,051	—
Farmland	—	—	—	—	160	160	—
Commercial Real Estate:
Owner occupied	—	—	—	—	215,124	215,124	—
Non-owner occupied	—	—	—	—	384,558	384,558	—
Construction & Land Development	—	—	—	—	358,062	358,062	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	92,673	92,673	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	862	862	—
Secured	73	—	—	73	16,288	16,361	—
Total	$73	$—	$—	$73	$1,434,325	$1,434,398	$—

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$161,362	$161,362	$—
Multifamily	—	—	—	—	137,705	137,705	—
Farmland	—	—	—	—	1,323	1,323	—
Commercial Real Estate:
Owner occupied	—	—	—	—	173,086	173,086	—
Non-owner occupied	—	—	—	—	361,101	361,101	—
Construction & Land Development	—	—	—	—	337,173	337,173	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	164,014	164,014	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	185	185	—
Secured	46	25	—	71	22,915	22,986	—
Total	$46	$25	$—	$71	$1,358,864	$1,358,935	$—

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

As of June 30, 2022, and December 31, 2021, the Company did not have any TDRs.

Note 4. Intangible Assets

The carrying amount of computer software developed was $5.0 million and $2.5 million at June 30, 2022 and December 31, 2021. The following table presents the changes in the carrying amount of computer software developed during the six months ended June 30, 2022.

	As of June 30, 2022		As of December 31, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Computer software	$4,956	$—	$2,493	$—
Total	4,956	$—	$2,493	$—

The Company is still in the development stage of the computer software where costs are capitalized. Capitalization ceases when the software is substantially complete and ready for its intended use. At that time the intangible asset will be amortized on a straight-line bases over the estimated useful life of the asset. As of  June 30, 2022, the Company has not recorded any amortization on its intangible computer software.

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

The following tables summarize key elements of the Company’s derivative instruments as of June 30, 2022 and December 31, 2021.

June 30, 2022
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$213,140	41	—	$17,379	$3,715
Matched interest rate swap with counterparty	$213,140	41	$17,379	—	$3,715

December 31, 2021
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$210,793	40	$2,097	—	$15,120
Matched interest rate swap with counterparty	$210,793	40	—	$2,097	$15,120

The Company is able to recognize fee income upon execution of the interest rate swap contract. The Company recorded interest rate swap fee income of $101,000 for the three and six months ended June 30, 2022. The Company did not record any interest rate swap fee income for the three and six months ended June 30, 2021.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of June 30, 2022, and December 31, 2021, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 5: “Derivative Financial Instruments”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$74,992	$—	$74,992
Collateralized Mortgage Backed	—	24,916	—	24,916
Subordinated Debt	—	9,405	—	9,405
Municipal Securities
Taxable	—	8,743	—	8,743
Tax-exempt	—	20,580	—	20,580
U.S. Government Agencies	—	4,604	—	4,604
Derivative asset – interest rate swap on loans	—	17,379	—	17,379
Total	$—	$160,619	$—	$160,619
Liabilities:
Derivative liability – interest rate swap on loans	—	17,379	—	17,379
Total	$—	$17,379	$—	$17,379

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$20,000	$—	$20,000
Collateralized Mortgage Backed	—	30,882	—	30,882
Subordinated Debt	—	8,704	—	8,704
Municipal Securities
Taxable	—	10,557	—	10,557
Tax-exempt	—	24,143	—	24,143
U.S. Government Agencies	—	5,627	—	5,627
Derivative asset – interest rate swap on loans	—	2,097	—	2,097
Total	$—	$102,010	$—	$102,010
Liabilities:
Derivative liability – interest rate swap on loans	—	2,097	—	2,097
Total	$—	$2,097	$—	$2,097

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

The Company did not have any assets that were measured at fair value on a nonrecurring basis as of June 30, 2022. The following table summarizes the value of the Bank’s assets as of December 31, 2021 that were measured at fair value on a nonrecurring basis during the period:

December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$775	$775
Total	$—	$—	$775	$775

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonreoccuring basis as of December 31, 2021.

	Fair Value Measurements at December 31, 2021
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Other Real Estate Owned, net	$775	Appraisals	Discount to reflect current market conditions and estimated selling costs.	6% - 10%
Total	$775

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

June 30, 2022	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$102,649	$102,649	$102,649	$—	$—
Restricted equity securities	16,485	16,485	—	16,485	—
Securities:
Available for sale	143,240	143,240	—	143,240	—
Held to maturity	17,698	17,686	—	17,686	—
Loans, net	1,416,875	1,423,760	—	—	1,423,760
Derivative asset – interest rate swap on loans	17,379	17,379	—	17,379	—
Bank owned life insurance	36,742	36,742	—	36,742	—
Accrued interest receivable	6,676	6,676	—	6,676	—
Liabilities:
Deposits	$1,500,127	$1,493,336	$—	$924,177	$569,159
Subordinated debt, net	72,047	69,621	—	69,621	—
Derivative liability – interest rate swaps on loans	17,379	17,379	—	17,379	—
Accrued interest payable	997	997	—	997	—

December 31, 2021	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$93,199	$93,199	$93,199	$—	$—
Restricted equity securities	15,609	15,609	—	15,609	—
Securities:
Available for sale	99,913	99,913	—	99,913	—
Held to maturity	20,349	21,144	—	21,144	—
Loans, net	1,341,760	1,346,048	—	—	1,346,048
Derivative asset – interest rate swap on loans	2,097	2,097	—	2,097	—
Bank owned life insurance	36,241	36,241	—	36,241	—
Accrued interest receivable	6,735	6,735	—	6,735	—
Liabilities:
Deposits	$1,411,963	$1,415,551	$—	$952,815	$462,736
Subordinated debt, net	29,294	29,570	—	29,570	—
Derivative liability – interest rate swaps on loans	2,097	2,097	—	2,097	—
Accrued interest payable	462	462	—	462	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at June 30, 2022 and December 31, 2021.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except for per share data)	2022	2021	2022	2021
Net income	$5,930	$7,126	$11,352	$12,575
Preferred stock dividends	(539)	(539)	(1,078)	(1,078)
Net income available to common shareholders	$5,391	$6,587	$10,274	$11,497
Weighted average number of common shares issued, basic and diluted	7,575,484	7,546,452	7,611,303	7,535,061
Net income per common share:
Basic and diluted income available per common share	$0.71	$0.87	$1.35	$1.53

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes, as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Unrealized (loss) gain on securities	$(8,295)	$265
Unrealized loss on securities transferred to HTM	(19)	(29)
Tax benefit (expense)	1,753	(39)
Total accumulated other comprehensive (loss) income	$(6,561)	$197

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

Cash paid for amounts included in the measurement of lease liabilities during the six months ended June 30, 2022 was $217,000. During the six months ended June 30, 2022 and 2021, the Company recognized lease expense of $242,000 and $300,000, respectively.

As of June 30,
(Dollars in thousands)	2022
Lease liabilities	$7,551
Right-of-use assets	$6,922
Weighted-average remaining lease term – operating leases (in months).	168.0
Weighted-average discount rate – operating leases	2.81%

For the six months ended June 30,
(Dollars in thousands)	2022
Lease Cost
Operating lease cost	$242
Total lease costs	$242
Cash paid for amounts included in measurement of lease liabilities	$217

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

As of  June 30, 2022, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of  June 30, 2022 is as follows:

(Dollars in thousands)
2022	$313
2023	638
2024	654
2025	671
2026	689
Thereafter	6,148
Total undiscounted cash flows	$9,113
Discount	(1,562)
Lease liabilities	$7,551

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2021, previously filed with the SEC on March 23, 2022. Results for the three and six months ended June 30, 2022 are not necessarily indicative of results for the year ending December 31, 2022 or any future period.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Important factors that could cause actual results to differ materially from those in the forward–looking statements included herein include, but are not limited to:

●	the continuing impact of the novel coronavirus disease (COVID-19) outbreak and measures taken in response for which future developments are highly uncertain and difficult to predict;

●	general economic conditions, either nationally or in our market area, that are worse than expected;

●	competition among depository and other financial institutions, particularly intensified competition for deposits;

●	inflation and an interest rate environment that may reduce our margins or reduce the fair value of our financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;

●	the impact of significant changes in accounting procedures or requirements on our financial condition or results of operations;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices;

●	changes in our organization, compensation and benefit plans;

●	our ability to attract and retain key employees;

●	changes in our financial condition or results of operations that reduce capital;

●	changes in the financial condition or future prospects of issuers of securities that we own;

●

the concentration of our business in the Northern Virginia as well as the greater Washington, DC metropolitan area and the effect of changes in the economic, political and environmental conditions on those markets;

●	adequacy of or increases in the allowance for loan losses;

●	cyber threats, attacks or other data security events;

●	fraud or misconduct by internal or external parties;

●	reliance on third parties for key services;

●	deterioration of our asset quality, including an increase in loan delinquencies, problem assets and foreclosures;

●	future performance of our loan portfolio with respect to recently originated loans;

●	additional risks related to new lines of business, products, product enhancements or services;

●

results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for loan losses or to write-down assets or take other supervisory action;

●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;

●	liquidity, interest rate and operational risks associated with our business;

●	implications of our status as a smaller reporting company and as an emerging growth company; and

●	a work stoppage, forced quarantine, or other interruption or the unavailability of key employees.

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

Avenu

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced AvenuTM, a division of MainStreet Bank. AvenuTM represents the Company’s suite of Banking as a Service (“BaaS”) solutions designed to meet the banking needs of Fintech customers. We believe our approach to providing a proprietary BaaS solution is unique. Our transformational subledger combined with our high-touch compliance training goes beyond the industry standards to ensure that our Fintech partners will prosper. This division of MainStreet Bank currently serves money service businesses, payment processers, and Banking as a Service customers and provides the Bank with valuable low-cost deposits and additional streams of fee income. Our BaaS solution is in the late stage of development. A major component of the BaaS solution includes a fintech core, which is Software as a Service (SaaS).

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

Impact of Inflation

Growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications have contributed to rising inflation. In response, the Federal Reserve Board has begun raising interest rates and signaled that it will continue to raise rates, taper its purchase of mortgage and other bonds and reduce the size of the balance sheet over time. Inflation may also have impacts on the Bank’s customers, on businesses and consumers and their ability or willingness to invest, save or spend, and perhaps on their ability to repay loans. As such, there would likely be impacts on the general appetite for banking products and the credit health of the Bank’s customer base. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict.

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

To facilitate an orderly transition from Interbank Offered Rates ("IBORs") and other benchmark rates to alternative referecne rates ("ARRs"), the Company has established an enterprise-wide initiative led by senior management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs.

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2022 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, for the year ended December 31, 2021, other than the items discussed in our Recently Issued Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended June 30, 2022 and 2021

General

Net income decreased $1.2 million to $5.9 million for the three months ended June 30, 2022 from $7.1 million for the three months ended June 30, 2021. The decrease in net income for the three months ended June 30, 2022 was primarily due to a recovery of loan loss provision of $2.0 million over the same period in 2021. During the three months ended June 30, 2022, the Company’s net interest income increased $3.1 million over the same period in 2021. Net income was also affected by increases of $941,000 in salaries and employee benefits for the three months ended June 30, 2022 compared to the same period in 2021.

Interest Income

Total interest income increased $2.9 million, or 18.5%, to $18.8 million for the three months ended June 30, 2022 from $15.9 million for the three months ended June 30, 2021. The increase was primarily the result of an increase in interest and fees on loans of $2.7 million and an increase in interest on federal funds sold of $175,000. Total average interest-earning assets increased $6.1 million, to $1.64 billion for the three months ended June 30, 2022 from $1.64 billion for the same period in 2021 primarily because of an increase of $132.2 million in the average balance of loans, a $20.8 million increase in the average balance of investment securities and was offset by a decrease of $146.9 million in the average balance of federal funds sold and interest-earning deposits, as these funds were deployed into loans and securities. The average yield on our interest-earning assets increased 70 basis points to 4.60% for the three months ended June 30, 2022 as compared to 3.90% for the three months ended June 30, 2021 primarily because of higher average yields on interest earning assets due to market conditions, loans related to PPP lending with a rate of 1% paying off, and the Federal Reserve increasing the benchmark interest rates by 125 basis points over the course of the quarter.

Interest and fees on loans increased $2.7 million, to $18.0 million for the three months ended June 30, 2022 from $15.3 million for the same period in 2021. This increase was primarily due to an increase in the average yield on loans and the average loans outstanding increasing $132.2 million, which increased to $1.43 billion as of June 30, 2022 from $1.30 billion as of June 30, 2021. The average yield on loans increased 32 basis points, or 6.8%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Included in average loans for the three months ended June 30, 2022, $11.4 million was attributable to average PPP loans. PPP loans have an interest rate of 1% and as the level of PPP loan repayments accelerate, the Bank is seeing loan yields rise to a normalized level. The Federal Reserve increased the federal interest rate by 125 basis points throughout the quarter so the impact of this increase will not be fully demonstrated until the third quarter.

Interest income on federal funds sold and interest-earning deposits increased by $175,000 to $195,000 for the three months ended June 30, 2022, from $20,000 for the three months ended June 30, 2021. The increase was primarily due to an increase in the average yield on these deposits despite the average balances decreasing over the same time period. The average balance of interest-earning deposits and federal funds sold decreased $146.9 million to $98.3 million for the three months ended June 30, 2022 from $245.3 million for the same period in 2021. The average yield increased to 0.77% for the three months ended June 30, 2022 from 0.03% for the same period in 2021. The Bank deployed the balances in these accounts to fund loan growth during the second quarter of 2022.

Interest on investment securities increased by $67,000 to $734,000 for the three months ended June 30, 2022 from $667,000 for the three months ended June 30, 2021. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals decreased in total $3,000, or 1.0%, to $317,000 for the three months ended June 30, 2022, from $320,000 for the three months ended June 30, 2021. Interest on mortgage-backed securities decreased by $4,000, or 3.5%, to $108,000 for the three months ended June 30, 2022, from $112,000 for the three months ended June 30, 2021. Subordinated debt interest income increased by $36,000, or 37.0%, to $132,000 for the three months ended June 30, 2022, from $96,000 for the three months ended June 30, 2021. The average yield on taxable securities decreased 23 basis points, to 2.20%  and the average yield on tax-exempt securities decreased 27 basis points, to 3.47% on a tax equivalent basis for the three months ended June 30, 2022, from 2.43% and 3.74%, respectively, for the same period in 2021. As a decrease in market rates resulted in stagnant yielding investments, investment income increased due to the average balance of investment securities increasing by $20.8 million, to $111.7 million for the three months ended June 30, 2022, from $90.8 million for the three months ended June 30, 2021.

Interest Expense

Total interest expense decreased $191,000, to $2.7 million for the three months ended June 30, 2022 from $2.9 million for the three months ended June 30, 2021, primarily due to a $464,000 decrease in interest expense on time deposits and a $69,000 decrease in interest expense on money market deposits. These decreases were offset by an increase of $245,000 in interest expense primarily due to newly issued subordinated debt in 2021 and 2022 and were included in the three months ended June 30, 2022 over the three months ended June 30, 2021. There were additional increases in interest expense on Federal Home Loan Bank advances of $52,000 in the three months ended June 30, 2022 over the same period in 2021.

Interest expense on deposits decreased $488,000 to $1.8 million for the three months ended June 30, 2022 from $2.3 million for the three months ended June 30, 2021 primarily as a result of a decrease in average interest-bearing deposit yields and balances. The decrease in average deposit balances was $108.8 million to $892.8 million during the three months ended June 30, 2022 as compared to $1.00 billion for the three months ended June 30, 2021. The decrease in the average balance of interest-bearing deposits was primarily a result of an $88.2 million decrease in the average balance of money market deposit accounts and by a $39.0 million decrease in the average balance of time deposits. The average cost of deposits was 82 basis points for the three months ended June 30, 2022, compared to 93 basis points for the three months ended June 30, 2021. The average rate paid on money market deposits decreased 1 basis points to 0.26% for the three months ended June 30, 2022 from 0.27% for the three months ended June 30, 2021. The average rate paid on interest-bearing demand deposits increased 12 basis points to 0.44% for the three months ended June 30, 2022 from 0.32% for the three months ended June 30, 2021 primarily due to market competition. The average cost of certificates of deposit decreased by 25 basis points to 1.23% for the three months ended June 30, 2022 as compared to 1.48% for the three months ended June 30, 2021. The increase in the average balance of interest-bearing demand deposits for the three months ended June 30, 2022, primarily was the result of our continued effort to attract and retain low-cost deposits, and to reduce our reliance on wholesale deposits.

Interest expense on advances from the Federal Home Loan Bank increased $52,000 to $52,000 for the three months ended June 30, 2022, from $0 for the three months ended June 30, 2021 as a result an average balance of $35.3 million of outstanding advances for the three months ended June 30, 2022 compared to no advances outstanding for the three months ended June 30, 2021. The average balance of subordinated debt increased $32.3 million for the three months ended June 30, 2022, due to $30 million in refinanced debt issued in 2021 and an additional $43.7 million issued in the six months ended June 30, 2022

Net Interest Income

Net interest income increased approximately $3.1 million, or 24.1%, to $16.1 million for the three months ended June 30, 2022 from $13.0 million for the three months ended June 30, 2021 because of our net interest-earning assets increasing $47.3 million to $644.8 million for the three months ended June 30, 2022 from $597.5 million for the three months ended June 30, 2021. The interest rate spread increased by 68 basis points to 3.52% for the three months ended June 30, 2022 from 2.84% for the three months ended June 30, 2021. The net interest margin increased by 75 basis points from 3.20% for the three months ended June 30, 2021 to 3.95% for the three months ended June 30, 2022 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,434,877	$17,954	5.02%	$1,302,722	$15,257	4.70%
Investment securities:
Taxable	73,153	401	2.20%	54,810	332	2.43%
Tax-exempt	38,507	333	3.47%	36,010	335	3.74%
Federal funds and interest-bearing deposits	98,326	195	0.80%	245,257	20	0.03%
Total interest-earning assets	1,644,863	$18,883	4.60%	1,638,799	$15,944	3.90%
Non-interest-earning assets	65,225			69,950
Total assets	$1,710,088			$1,708,749
Interest-bearing liabilities:
Interest-bearing demand deposits	$96,352	$105	0.44%	$68,714	$55	0.32%
Savings and NOW deposits	62,588	42	0.27%	71,747	47	0.26%
Money market deposits	234,097	151	0.26%	322,332	220	0.27%
Time deposits	499,734	1,530	1.23%	538,766	1,994	1.48%
Total interest-bearing deposits	892,771	1,828	0.82%	1,001,559	2,316	0.93%
Federal funds purchased	1	—	—	1	—	—
Subordinated debt	72,009	812	4.52%	39,716	567	5.73%
Federal Home Loan Bank advances	35,275	52	0.59%	—	—	—
Total interest-bearing liabilities	1,000,056	$2,692	1.08%	1,041,276	$2,883	1.11%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	521,130			491,857
Total liabilities	1,521,186			1,533,133
Stockholders’ equity	188,902			175,616
Total liabilities and stockholders’ equity	$1,710,088			$1,708,749
Net interest income		$16,191			$13,061
Interest rate spread(2)			3.52%			2.79%
Net interest-earning assets(3)	$644,807			$597,523
Net interest margin(4)			3.95%			3.20%
Average interest-earning assets to average interest-bearing liabilities	164.48%			157.38%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Three Months Ended
	June 30, 2022 and 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,613	$1,084	$2,697
Investment securities:
Taxable	250	(181)	69
Tax exempt	94	(96)	(2)
Federal funds and interest-bearing deposits	(82)	257	175
Total interest-earning assets	1,875	1,064	2,939
Interest-bearing liabilities:
Interest-bearing demand deposits	26	24	50
Savings and NOW accounts	(15)	10	(5)
Money market deposit accounts	(61)	(8)	(69)
Time deposits	(139)	(325)	(464)
Total deposits	(189)	(299)	(488)
Federal Home Loan Bank advances	52	—	52
Subordinated debt	958	(713)	245
Total interest-bearing liabilities	821	(1,012)	(191)
Change in net interest income	$1,054	$2,076	$3,130

Provision for Loan Losses

Management believes that the provision recorded for the period ended June 30, 2022 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, and credit quality. We will continuously review the loan portfolio to determine the depth and breadth of potential loan losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the loan portfolio that may arise, additional provision expenses may be required.

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

Provision for loan losses increased by $2.6 million to a provision for loan losses of $480,000 for the three months ended June 30, 2022 from a provision recovery of $2.1 million for the three months ended June 30, 2021, which was normalized from the pandemic provision recovery for the same time period in 2021. Loan originations, which totaled approximately $128.8 million for the three months ended June 30, 2021 increased $47.9 million compared to loan originations, of $176.7 million for the three months ended June 30, 2022. The Company has not provisioned any allowance for loan losses for remaining PPP loans as they are 100% guaranteed by Small Business Administration. The Company did not have any non-performing loans at June 30, 2021 or June 30, 2022.

During the three months ended June 30, 2022, special mention loans decreased $1.0 million for a balance of $16.1 million. Substandard loans increased $8.6 million as of June 30, 2022 for a balance of $13.8 million. Of the substandard loans as of June 30, 2022, 79% are connected to the hospitality industry. These loans were initially impacted by the pandemic and were downgraded out of an abundance of caution while cash flows and occupancy levels have continued to increase to pre-pandemic levels. Management does not believe there will be losses associated with these credits. During the three months ended June 30, 2022, there were no charge-offs incurred, and recoveries of $2,000 were received.

Non-Interest Income

Non-interest income decreased $291,000, or 18.7%, to $1.3 million for the three months ended June 30, 2022 from $1.6 million for the three months ended June 30, 2021. The decrease in non-interest income was primarily due to gains on the sale of SBA guaranteed loans that occurred in the three months ended June 30, 2021 that did not occur in 2022. The decrease associated with that transaction was offset by an increase in loan swap fee income recognized of $101,000 for the three months ended June 30, 2022. The Company continues to focus on increasing fee income through loan swaps as it strategically benefits our customers.

Non-Interest Expense

Non-interest expense increased $1.6 million, or 20.6%, to $9.5 million for the three months ended June 30, 2022 from $7.9 million for the three months ended June 30, 2021 primarily because of increases in salary and employee benefits of $941,000 and outside service expenses of $287,000. Salaries and employee benefits expense increased by $941,000 to $5.6 million for the three months ended June 30, 2022 from $4.7 million for the three months ended June 30, 2021primarily as a result of seventeen employees and the related salary and benefit expenses for these additional employees. Outside service expenses increased $287,000, or 102.5%, to $567,000 for the three months ended June 30, 2022 from $280,000 for the three months ended June 30, 2021 due to investments in technology and costs associated with Avenu. Franchise taxes decreased approximately $34,000 to $352,000 for the three months ended June 30, 2022 from $386,000 for the three months ended June 30, 2021 because of the make up of the Company’s capital as of June 30, 2022 compared to the balance sheet as of June 30, 2021. FDIC insurance premiums decreased approximately $210,000 to $150,000 for the three months ended June 30, 2022 from $360,000 for the three months ended June 30, 2021 due to smaller than anticipated assessments from the FDIC. Advertising and marketing expenses increased $172,000, or 42.8%, to $574,000 for the three months ended June 30, 2022 from $402,000 for the three months ended June 30, 2021 due to timing of contracts and continued investment in expanding the Company's brand.

Income Tax Expense

Income tax expense decreased $146,000, or 9.0%, to a tax expense of $1.5 million for the three months ended June 30, 2022 from a tax expense of $1.6 million for the three months ended June 30, 2021. The decrease in federal income tax expense for the three months ended June 30, 2022 compared to the same period a year ago was driven by the decrease in income before income taxes of $1.3 million, to income before income tax of $7.4 million as of June 30, 2022 compared to income before income tax expense of 8.8 million for the same period in the prior year. The Company was able to apply and claim a research and development tax credit of approximately $89,000 for its associated work in developing a software platform. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $116,000 for the three months ended June 30, 2022. For the three months ended June 30, 2022, the Company had an effective tax expense rate of 20.0%, compared to effective tax expense rate of 18.6% for the three months ended June 30, 2021.

Comparison of Statements of Income for the Six Months Ended June 30, 2022 and 2021

General

Net income decreased $1.2 million to $11.4 million for the six months ended June 30, 2022 from $12.6 million for the six months ended June 30, 2021. The decrease in net income for the six months ended June 30, 2022 was primarily due to non-reoccurring recovery of provision for loan losses of $1.8 million taken in the same period in 2021, combined with a $1.2 million normalized provision for loan losses for the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company’s net interest income increased $4.9 million over the same period in 2021. Net income was also affected by increases of $1.7 million in salaries and employee benefits for the six months ended June 30, 2022 compared to the same period in 2021.

Interest Income

Total interest income increased $4.0 million, or 12.2%, to $36.2 million for the six months ended June 30, 2022 from $32.2 million for the six months ended June 30, 2021. The increase was primarily the result of an increase in interest and fees on loans of $3.6 million and an increase in interest on federal funds and interest-bearing deposits of $194,000. Total average interest-earning assets decreased $11.2 million, to $1.61 billion for the six months ended June 30, 2022 from $1.62 billion for the same period in 2021 primarily because of a decrease of $128.6 million in the average balance of federal funds sold and interest-earning deposits, a $22.0 million increase in the average balance of investment securities and an increase of $95.4 million in the average balance of loans as a large portion of our cash was used to fund loan growth late in the first quarter. The average yield on our interest-earning assets increased 53 basis points to 4.55% for the six months ended June 30, 2022 as compared to 4.02% for the six months ended June 30, 2021 primarily because of higher average yields on interest earning assets due to market conditions, loans related to PPP lending with a rate of 1% paying off, and the Federal Reserve increasing the benchmark interest rates by 150 basis points.

Interest and fees on loans increased $3.6 million, to $34.6 million for the six months ended June 30, 2022 from $31.0 million for the same period in 2021. This increase was primarily due to an increase in the average yield on loans and the average loans outstanding increasing $95.4 million, which increased to $1.41 billion as of June 30, 2022 from $1.31 billion as of June 30, 2021. The average yield on loans increased 19 basis points, or 4.0%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Included in average loans for the six months ended June 30, 2022, $25.2 million was attributable to average PPP loans. PPP loans have an interest rate of 1% and as the level of PPP loan repayments accelerate, the Bank is seeing loan yields rise to a normalized level. The Federal Reserve increased the federal interest rate by 150 basis points over the first six months so the impact of these increases will not be fully demonstrated until the second part of the year.

Interest income on federal funds sold and interest-earning deposits increased by $194,000 to $229,000 for the six months ended June 30, 2022, from $35,000 for the six months ended June 30, 2021. The increase was primarily due to an increase in the average yield on these deposits despite the average balances decreasing over the same time period. The average balance of interest-earning deposits and federal funds sold decreased $128.6 million to $91.1 million for the six months ended June 30, 2022 from $219.6 million for the same period in 2021. The average yield increased to 0.51% for the six months ended June 30, 2022 from 0.03% for the same period in 2021. The Bank deployed the balances in these accounts to fund loan growth during the first six months of 2022.

Interest on investment securities increased by $166,000 to $1.4 million for the six months ended June 30, 2022 from $1.3 million for the six months ended June 30, 2021. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $6,000, or 0.9%, to $652,000 for the six months ended June 30, 2022, from $647,000 for the six months ended June 30, 2021. Interest on mortgage-backed securities increased by 37,000, or 21.9%, to $208,000 for the six months ended June 30, 2022, from $170,000 for the six months ended June 30, 2021. Subordinated debt interest income increased by $78,000, or 43.4%, to $256,000 for the six months ended June 30, 2022, from $179,000 for the six months ended June 30, 2021. The average yield on taxable securities decreased 12 basis points, to 2.09%  and the average yield for tax-exempt securities decreased 27 basis points, on a tax equivalent basis, for the six months ended June 30, 2022, from 3.77% and 3.507%, respectively, for the same period in 2021. As a decrease in market rates resulted in stagnant yielding investments, investment income increased due to the average balance of investment securities increasing by $22.0 million, to $112.3 million for the six months ended June 30, 2022, from $90.3 million for the six months ended June 30, 2021

Interest Expense

Total interest expense decreased $902,000, to $4.8 million for the six months ended June 30, 2022 from $5.7 million for the six months ended June 30, 2021, primarily due to a $1.3 million decrease in interest expense on time deposits and a $227,000 decrease in interest expense on money market deposits. These decreases were offset by an increase of $475,000 in interest expense primarily due to refinancing subordinated debt in 2021 and newly issued subordinated debt in 2022 that was included in the six months ended June 30, 2022 over the six months ended June 30, 2021. There were additional increases in interest expense on Federal Home Loan Bank advances of $83,000 in the six months ended June 30, 2022 over the same period in 2021.

Interest expense on deposits decreased $1.5 million to $3.5 million for the six months ended June 30, 2022 from $4.9 million for the six months ended June 30, 2021 primarily as a result of a decrease in average interest-bearing deposit yields and balances. The decrease in average deposit balances was $131.0 million to $885.4 million during the six months ended June 30, 2022 as compared to $1.02 billion for the six months ended June 30, 2021. The decrease in the average balance of interest-bearing deposits was primarily a result of a $116.5 million decrease in the average balance of money market deposit accounts and by a $31.1 million decrease in the average balance of time deposits. The average cost of deposits was 79 basis points for the six months ended June 30, 2022, compared to 98 basis points for the six months ended June 30, 2021. The average rate paid on money market deposits decreased 5 basis points to 0.22% for the six months ended June 30, 2022 from 0.27% for the six months ended June 30, 2021. The average rate paid on interest-bearing demand deposits increased 9 basis points to 0.41% for the six months ended June 30, 2022 from 0.32% for the six months ended June 30, 2021 primarily due to market competition. The average cost of certificates of deposit decreased by 43 basis points to 1.25% for the six months ended June 30, 2022 as compared to 1.68% for the six months ended June 30, 2021. The increase in the average balance of interest-bearing demand deposits for the six months ended June 30, 2022, primarily was the result of our continued effort to attract and retain low-cost deposits. and to reduce our reliance on wholesale deposits.

Interest expense on advances from the Federal Home Loan Bank increased $83,000 to $83,000 for the six months ended June 30, 2022, from $0 for the six months ended June 30, 2021 as a result an average balance of $36.2 million of outstanding advances on the Federal Home Loan Bank for the six months ended June 30, 2022 compared to no advances for the six months ended June 30, 2021. The average balance of subordinated debt increased $30.7 million for the six months ended June 30, 2022, due to an additional $30 million in refinanced debt issued in 2021 and $43.7 million issued in the six months ended June 30, 2022.

Net Interest Income

Net interest income increased approximately $4.9 million, or 18.3%, to $31.3 million for the six months ended June 30, 2022 from $26.5 million for the six months ended June 30, 2021 because of our net interest-earning assets increasing $52.8 million to $630.2 million for the six months ended June 30, 2022 from $577.4 million for the six months ended June 30, 2021. The interest rate spread increased by 64 basis points to 3.55% for the six months ended June 30, 2022 from 2.91% for the six months ended June 30, 2021. The net interest margin increased by 63 basis points from 3.31% for the six months ended June 30, 2021 to 3.94% for the six months ended June 30, 2022 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Six Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense (6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,406,457	$34,639	4.97%	$1,311,085	$31,049	4.78%
Investment securities:
Taxable	73,283	758	2.09%	54,100	592	2.21%
Tax-exempt	39,023	677	3.50%	36,247	677	3.77%
Federal funds and interest-bearing deposits	91,081	229	0.51%	219,648	35	0.03%
Total interest-earning assets	1,609,844	$36,303	4.55%	1,621,080	$32,353	4.02%
Non-interest-earning assets	76,387			70,337
Total assets	$1,686,231			$1,691,417
Interest-bearing liabilities:
Interest-bearing demand deposits	$83,450	$170	0.41%	$68,556	$110	0.32%
Savings and NOW deposits	72,617	79	0.22%	70,875	89	0.25%
Money market deposits	250,908	270	0.22%	367,424	497	0.27%
Time deposits	478,376	2,961	1.25%	509,465	4,244	1.68%
Total interest-bearing deposits	885,351	3,480	0.79%	1,016,320	4,940	0.98%
Federal funds purchased	1	—	—	—	—	—
Subordinated debt	58,079	1,280	4.44%	27,346	805	5.94%
Federal Home Loan Bank advances	36,215	83	0.46%	—	—	—
Total interest-bearing liabilities	979,646	$4,843	1.00%	1,043,666	$5,745	1.11%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	517,281			474,566
Total liabilities	1,496,927			1,518,232
Stockholders’ Equity	189,304			173,185
Total liabilities and stockholders’ equity	$1,686,231			$1,691,417
Net interest income		$31,460			$26,608
Interest rate spread(2)			3.55%			2.91%
Net interest-earning assets(3)	$630,198			$577,414
Net interest margin(4)			3.94%			3.31%
Average interest-earning assets to average interest-bearing liabilities	164.33%			155.33%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Six Months Ended
	June 30, 2022 and 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,321	$1,269	$3,590
Investment securities:
Taxable	257	(91)	166
Tax exempt	101	(101)	—
Federal funds and interest-bearing deposits	(68)	262	194
Total interest-earning assets	2,611	1,339	3,950
Interest-bearing liabilities:
Interest-bearing demand deposits	26	34	60
Savings and NOW accounts	5	(15)	(10)
Money market deposit accounts	(143)	(84)	(227)
Time deposits	(247)	(1,036)	(1,283)
Total deposits	(359)	(1,101)	(1,460)
Federal Home Loan Bank advances	83	—	83
Subordinated debt	1,058	(583)	475
Total interest-bearing liabilities	782	(1,684)	(902)
Change in net interest income	$1,829	$3,023	$4,852

Provision for Loan Losses

Management believes that the provision recorded for the period ended June 30, 2022 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, and credit quality. We will continuously review the loan portfolio to determine the depth and breadth of potential loan losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the loan portfolio that may arise, additional provision expenses may be required.

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

Provision for loan losses increased by $3.0 million to a provision for loan losses of $1.3 million for the six months ended June 30, 2022 from a non-reoccuring recovery of provision expense of $1.8 million for the six months ended June 30, 2021, primarialy related to recovering most of the special COVID pandemic provision in 2021. The provision for loan losses for the six months ended June 30, 2022 represents normal loan loss provisioning associated with loan growth. Loan originations, which totaled approximately $186.0 million for the six months ended June 30, 2021 increased $63.0 million compared to loan originations of $248.9 million for the six months ended June 30, 2022. The Company has not provisioned any allowance for loan losses for remaining PPP loans as they are 100% guaranteed by Small Business Administration. The Company did not have any non-performing loans at June 30, 2021 or at June 30, 2022. During the six months ended June 30, 2021 the Company increased some qualitative assumptions in the allowance for loan loss model to account for potential economic uncertainty we may experience. The changes in assumptions increased our allowance for loan losses compared to total gross by 5 basis points, to a level management deems appropriate.

During the six months ended June 30, 2022, special mention loans decreased $733,000 for a balance of $16.1 million. Substandard loans increased $8.6 million for a balance of $13.8 million as of June 30, 2022 Of the substandard loans, 79% are connected to the hospitality industry. These loans were initially impacted by the pandemic and were downgraded out of an abundance of caution while cash flows and occupancy levels have continued to increase to pre-pandemic levels. Management does not believe there will be losses associated with these credits. During the six months ended June 30, 2022, there were no charge-offs incurred, and recoveries of $5,000 were received.

Non-Interest Income

Non-interest income decreased $576,000, or 19.2%, to $2.4 million for the six months ended June 30, 2022 from $3.0 million for the six months ended June 30, 2021. The decrease in non-interest income was primarily due to a gain on sale of loans that occurred in the six months ended June 30, 2021 that did not occur in 2022, as well a mortgage origination fees decreasing $272,000 during the six months ended June 30, 2022 compared to the same period in the prior year. These decreases were offset by increases in deposit account service fees of $49,000 and $105,000 in bank owned life insurance income for the six months ended June 30, 2022. The deposit account services fees increased primarily due to more customer activity in the six months ended June 30, 2022 than the same period in 2021. The Company also recognized $101,000 in loan swap fee income for the six months ended June 30, 2022 and continues to focus on increasing fee income through loan swaps as it strategically benefits our customers.

Non-Interest Expense

Non-interest expense increased $2.8 million, or 17.7%, to $18.5 million for the six months ended June 30, 2022 from $15.7 million for the six months ended June 30, 2021 primarily because of increases in salary and employee benefits of $1.7 million and advertising and marketing expenses of $303,000. Salaries and employee benefits expense increased by $1.7 million to $11.2 million for the six months ended June 30, 2022 from $9.4 million for the six months ended June 30, 2021primarily as a result of seventeen employees and the related salary and benefit expenses for these additional employees. Advertising and marketing expenses increased $303,000, or 44.8%, to $980,000 for the six months ended June 30, 2022 from $677,000 for the six months ended June 30, 2021 due to new strategic partnerships and timing of initiatives. Other outside services expense increased $319,000, or 51.8%, to $935,000 for the six months ended June 30, 2022 as the Company continues to build out its Avenu platform. Franchise taxes decreased approximately $73,000 to $699,000 for the six months ended June 30, 2022 from $772,000 for the six months ended June 30, 2021 because of the make up of the Company’s capital as of June 30, 2022 compared to the balance sheet as of June 30, 2021. FDIC insurance premiums decreased approximately $330,000 to $390,000 for the six months ended June 30, 2022 from $720,000 for the six months ended June 30, 2021 due to lower than anticipated assessments from the FDIC.

Income Tax Expense

Income tax expense decreased $315,000, or 10.6%, to a tax expense of $2.7 million for the six months ended June 30, 2022 from a tax expense of $3.0 million for the six months ended June 30, 2021. The decrease in federal income tax expense for the six months ended June 30, 2022 compared to the same period a year ago was driven by the decrease in income before income taxes of $1.5 million, to income before income tax of $14.0 million for the six months ended June 30, 2022 compared to income before income tax expense of $15.5 million for the same period in the prior year. The Company was able to apply and claim a research and development tax credit of approximately $89,000 for its associated work in developing a software platform. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $224,000 for the six months ended June 30, 2022. For the six months ended June 30, 2022, the Company had an effective tax expense rate of 18.9%, compared to effective tax expense rate of 19.1% for the six months ended June 30, 2021.

Comparison of Statements of Financial Condition at June 30, 2022 and December 31, 2021

Total Assets

Total assets increased $146.0 million, or 8.9%, to $1.8 billion at June 30, 2022 from $1.6 billion at December 31, 2021. The increase was primarily the result of increases in the loan portfolio of $75.1 million, $43.3 million in securities available-for-sale and $18.2 million in other assets. These increases were offset by a decrease of $2.7 million in held-to-maturity securities as of June 30, 2022.

Investment Securities

Investment securities increased $40.7 million, or 33.8%, from $120.3 million at December 31, 2021 to $160.9 million at June 30, 2022. The increase was primarily in the available-for-sale portfolio, particularly in U.S treasury securities. At June 30, 2022, our held-to-maturity portion of the securities portfolio, at amortized cost, was $17.7 million, and our available-for-sale portion of the securities portfolio, at fair value, was $143.2 million compared to our held-to-maturity portion of the securities portfolio of $20.3 million and our available-for-sale portion of the securities portfolio of $99.9 million at December 31, 2021.

Net Loans

Net loans increased $75.1 million, or 5.6%, to $1.42 billion at June 30, 2022 from $1.34 billion at December 31, 2021. Residential real estate loans increased $66.4 million, or 22.1%, to $366.8 million at June 30, 2022 from $300.4 million at December 31, 2021. Commercial real estate loans increased by $65.5 million from $534.2 million at December 31, 2021 to $599.7 million at June 30, 2022. Commercial and industrial loans decreased by $71.3 million from $164.0 million at December 31, 2021 to $92.7 million at June 30, 2022. Paycheck Protection Program loans comprised $4.0 million of this portfolio as of June 30, 2022. Commercial and industrial loans, excluding PPP loans, decreased by $17.0 million from December 31, 2021 to June 30, 2022. Construction loans increased $20.9 million to $358.1 million at June 30, 2022 from $337.2 million at December 31, 2021. Consumer loans decreased by $5.9 million from $23.2 million at December 31, 2021 to $17.2 million at June 30, 2022. The $5.9 million decrease in consumer loans is primarily a result of management’s decision to let the indirect lending portfolio amortize off the balance sheet.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$11,697	$12,877
Charge-offs:
Consumer	—	(32)
Total charge-offs	—	(32)
Recoveries:
Commercial and industrial	—	11
Consumer	5	16
Total recoveries	5	27
Net (charge-offs) recoveries	5	(5)
Provision for (recovery of) loan losses	1,280	(1,175)
Balance at end of period	$12,982	$11,697
Ratios:
Net charge offs to average loans outstanding	0.00%	0.00%
Allowance for loan losses to non-performing loans at end of period	N/A	N/A
Allowance for loan losses to gross loans at end of period	0.91%	0.86%

Deposits

Deposits increased $88.2 million, or 6.2% to $1.50 billion at June 30, 2022 from $1.41 billion at December 31, 2021. Our core deposits decreased $13.7 million, or 1.2%, to $1.09 billion at June 30, 2022 from $1.11 billion at December 31, 2021. The decrease in core deposits was due to the Company strategically executing some short term wholesale deposits to support loan growth. Non-interest bearing demand deposits increased $4.9 million, or 0.9%, to $535.6 million at June 30, 2022 from $530.7 million at December 31, 2021. Savings and NOW deposits decreased $27.0 million, or 31.7% to $58.2 million at June 30, 2022 from $85.2 million at December 31, 2021. Offsetting these decreases were increases in certificates of deposits of $116.8 million, or 25.4%, to $576.0 million at June 30, 2022 from $459.1 million at December 31, 2021 and in interest bearing demand deposits of $30.0 million, or 43.3%, to $99.2 million at June 30, 2022 from $69.2 million at December 31, 2021. The increase in interest bearing demand deposit accounts and time deposits were primarily the result of executing on a strategy to continue decreasing our cost of funds while continuing to driving loan growth.

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

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities; however, the Company also utilizes wholesale deposits as a funding source in addition to customer deposits. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, federal funds purchased, and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had no Federal Home Loan Bank advances outstanding and unused borrowing capacity of $441.2 million as of June 30, 2022. Additionally, at June 30, 2022, we had the ability to borrow up to $104.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2022.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2022, cash and cash equivalents totaled $102.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $143.2 million at June 30, 2022.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $14.0 million and $17.8 million for the six months ended June 30, 2022 and June 30, 2021, respectively. There were no sales of securities in the six months ended June 30, 2022 or for six months ended June 30, 2021. Net cash used in investing activities, which consist primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $129.2 million and $274,000 for the six months ended June 30, 2022 and June 30, 2021, respectively. Net cash provided by financing activities was $124.7 million and $51.2 million for the six months ended June 30, 2022 and 2021, respectively, which consisted primarily of increases subordinated debt net of issuance costs of $42.6 million offset and increases in interest bearing deposits of $83.3 million for the six months ended June 30, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2022, totaled $415.3 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2022, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

On January 19, 2022, the Board of Directors of the Company declared an initial cash dividend to common shareholders. A second quartely divided was declared and paid in April of 2022. The Board of Directors will consider future dividends on a quarterly basis after its review of the Company’s financial condition, results of operations, and other factors.

Regulatory Capital

Information presented for June 30, 2022 and December 31, 2021, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2022 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2022, the Company and the Bank meet all capital adequacy requirements to which each is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
Total capital (to risk-weighted assets)	$259,165	16.23%	$127,711	≥ 8.0%	$159,639	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$246,183	15.42%	$71,838	≥ 4.5%	$127,711	> 8.0%
Tier 1 capital (to risk-weighted assets)	$246,183	15.42%	$95,783	≥ 6.0%	$127,711	> 8.0%
Tier 1 capital (to average assets)	$246,183	14.34%	$68,649	≥ 4.0%	$85,812	> 5.0%
As of December 31, 2021
Total capital (to risk-weighted assets)	$227,359	16.06%	$113,249	≥ 8.0%	$141,562	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$215,662	15.23%	$63,703	≥ 4.5%	$113,249	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$215,662	15.23%	$84,937	≥ 6.0%	$113,249	≥ 8.0%
Tier 1 capital (to average assets)	$215,662	12.90%	$66,898	≥ 4.0%	$83,622	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2022, we had outstanding loan commitments of $497.5 million and no outstanding stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except for per share data)	2022	2021	2022	2021
Net interest margin, fully-taxable equivalent (FTE)
Net interest income (GAAP)	$16,121	$12,991	$31,318	$26,466
FTE adjustment on tax-exempt securities	70	70	142	142
Net interest income (FTE) (non-GAAP)	16,191	13,061	31,460	26,608

Average interest earning assets	1,644,863	1,638,799	1,609,844	1,621,080
Net interest margin (GAAP)	3.93%	3.18%	3.92%	3.29%
Net interest margin (FTE) (non-GAAP)	3.95%	3.20%	3.94%	3.31%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2022. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no significant effect or impact on internal controls over financial reporting with the Company’s transition to a remote/work from home environment.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2022, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2020, the Company announced that the Board of Directors had authorized a new plan to repurchase up to $17.0 million of the Company’s outstanding common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The new stock repurchase program replaces the Company’s previous program. During the three months ended June 30, 2022, 119,693 shares of common stock were repurchased.

The following information provides details of the Company’s common stock repurchases for the three months ended June 30, 2022:

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	8,877	$25.49	8,877	$2,732
May 1, 2022 - May 31, 2022	110,816	$24.98	110,816	$—
Total	119,693	$25.14	119,693

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32.0	Section 1350 Certification *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included with Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: August 12, 2022	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)