Form 10-Q
period 2022-09-30
MainStreet Bancshares, Inc.
filed 2022-11-10
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2022, there were 7,435,193 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of  September 30, 2022 and December 31, 2021 (Dollars in thousands, except share and per share data)

	At September 30, 2022 (unaudited)	At December 31, 2021 (*)
Assets
Cash and due from banks	$50,636	$61,827
Federal funds sold	54,098	31,372
Cash and cash equivalents	104,734	93,199
Investment securities available-for-sale, at fair value	162,319	99,913
Investment securities held-to-maturity, at amortized cost	17,670	20,349
Restricted securities, at cost	16,436	15,609
Loans, net of allowance for loan losses of $12,994 and $11,697, respectively	1,448,071	1,341,760
Premises and equipment, net	14,523	14,863
Other real estate owned, net	—	775
Accrued interest and other receivables	8,273	7,701
Bank owned life insurance	36,996	36,241
Computer software, net of amortization	7,258	2,493
Other assets	43,835	14,499
Total Assets	$1,860,115	$1,647,402
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$566,016	$530,678
Interest bearing demand deposits	93,695	69,232
Savings and NOW deposits	54,240	85,175
Money market deposits	254,190	267,730
Time deposits	585,783	459,148
Total deposits	1,553,924	1,411,963
Subordinated debt, net	72,146	29,294
Other liabilities	44,045	17,357
Total Liabilities	1,670,115	1,458,614
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding as of September 30, 2022 and December 31, 2021	27,263	27,263
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 7,425,432 shares (including 243,786 nonvested shares) for September 30, 2022 and 7,595,781 shares (including 229,257 nonvested shares) for December 31, 2021	28,728	29,466
Capital surplus	63,231	67,668
Retained earnings	80,534	64,194
Accumulated other comprehensive income (loss)	(9,756)	197
Total Stockholders’ Equity	190,000	188,788
Total Liabilities and Stockholders’ Equity	$1,860,115	$1,647,402

*         Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three and Nine months ended September 30, 2022 and 2021 (Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Income
Interest and fees on loans	$20,261	$15,162	$54,900	$46,211
Interest on investments securities
Taxable securities	378	318	1,136	910
Tax-exempt securities	261	267	796	802
Interest on federal funds sold	1,013	38	1,241	73
Total Interest Income	21,913	15,785	58,073	47,996
Interest Expense
Interest on interest bearing DDA deposits	175	60	345	170
Interest on savings and NOW deposits	43	38	122	127
Interest on money market deposits	496	148	766	645
Interest on time deposits	2,275	1,795	5,236	6,039
Interest on Federal Home Loan Bank advances and other borrowings	—	—	83	—
Interest on subordinated debt	828	541	2,108	1,346
Total Interest Expense	3,817	2,582	8,660	8,327
Net Interest Income	18,096	13,203	49,413	39,669
Provision for (recovery of) Loan Losses	—	290	1,280	(1,470)
Net Interest Income After Provision For (Recovery of) Loan Losses	18,096	12,913	48,133	41,139
Non-Interest Income
Deposit account service charges	601	642	1,810	1,802
Bank owned life insurance income	254	252	755	646
Loan swap fee income	518	—	619	—
Net gain on held-to-maturity securities	—	—	4	3
Net gain (loss) on sale of loans	(211)	(40)	(168)	474
Other non-interest income	186	632	753	1,562
Total Non-Interest Income	1,348	1,486	3,773	4,487
Non-Interest Expense
Salaries and employee benefits	5,874	4,847	17,025	14,276
Furniture and equipment expenses	760	716	2,076	1,743
Advertising and marketing	704	438	1,684	1,115
Occupancy expenses	400	399	1,093	1,092
Outside services	611	292	1,545	908
Administrative expenses	253	202	658	493
Other non-interest expenses	1,291	1,567	4,268	4,517
Total Non-Interest Expense	9,893	8,461	28,349	24,144
Income Before Income Taxes	9,551	5,938	23,557	21,482
Income Tax Expense	1,808	1,155	4,462	4,124
Net Income	$7,743	$4,783	$19,095	$17,358
Preferred Stock Dividends	539	539	1,617	1,617
Net Income Available To Common Shareholders	$7,204	$4,244	$17,478	$15,741
Net Income Per Common Share:
Basic	$0.97	$0.56	$2.31	$2.09
Diluted	$0.97	$0.56	$2.31	$2.09

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine months ended September 30, 2022 and 2021 (Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Comprehensive Income, net of taxes
Net Income	$7,743	$4,783	$19,095	$17,358
Other comprehensive loss, net of tax:
Unrealized losses on available for sale securities arising during the period (net of tax benefit, ($850) and ($90), respectively, for the three months ended September 30, and ($2,641) and ($213), respectively for the nine months ended September 30)	(3,199)	(349)	(9,965)	(760)
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $1 and $1, respectively, for the three months ended September 30, and $3 and $4, respectively, for the nine months ended September 30)	4	5	12	15
Other comprehensive loss	(3,195)	(344)	(9,953)	(745)
Comprehensive Income	$4,548	$4,439	$9,142	$16,613

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the Three and Nine months ended September 30, 2022 and 2021 (Dollars in thousands)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance, June 30, 2022	$27,263	$29,178	$64,822	$73,702	$(6,561)	$188,404
Vesting of restricted stock	—	10	(10)	—	—	—
Stock based compensation expense	—	—	609	—	—	609
Common stock repurchased	—	(460)	(2,190)	—	—	(2,650)
Dividends on preferred stock	—	—	—	(539)	—	(539)
Dividends on common stock	—	—	—	(372)	—	(372)
Net income	—	—	—	7,743	—	7,743
Other comprehensive loss	—	—	—	—	(3,195)	(3,195)
Balance, September 30, 2022	$27,263	$28,728	$63,231	$80,534	$(9,756)	$190,000

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$27,263	$29,466	$67,668	$64,194	$197	$188,788
Vesting of restricted stock	—	399	(399)	—	—	—
Stock based compensation expense	—	—	1,743	—	—	1,743
Common stock repurchased	—	(1,137)	(5,781)	—	—	(6,918)
Dividends on preferred stock	—	—	—	(1,617)	—	(1,617)
Dividends on common stock	—	—	—	(1,138)	—	(1,138)
Net income	—	—	—	19,095	—	19,095
Other comprehensive loss	—	—	—	—	(9,953)	(9,953)
Balance, September 30, 2022	$27,263	$28,728	$63,231	$80,534	$(9,756)	$190,000

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, June 30, 2021	$27,263	$29,446	$66,667	$55,676	$576	$179,628
Vesting of restricted stock	—	16	(16)	—	—	—
Stock based compensation expense	—	—	501	—	—	501
Dividends on preferred stock	—	—	—	(539)	—	(539)
Net income	—	—	—	4,783	—	4,783
Other comprehensive loss	—	—	—	—	(344)	(344)
Balance, September 30, 2021	$27,263	$29,462	$67,152	$59,920	$232	$184,029

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2020	$27,263	$29,130	$66,116	$44,179	$977	$167,665
Vesting of restricted stock	—	332	(332)	—	—	—
Stock based compensation expense	—	—	1,368	—	—	1,368
Dividends on preferred stock	—	—	—	(1,617)	—	(1,617)
Net income	—	—	—	17,358	—	17,358
Other comprehensive loss	—	—	—	—	(745)	(745)
Balance, September 30, 2021	$27,263	$29,462	$67,152	$59,920	$232	$184,029

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the nine months ended September 30,	2022	2021
Cash Flows from Operating Activities
Net income	$19,095	$17,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	1,625	1,390
Deferred income tax expense (benefit)	(59)	239
Provision for (recovery of) loan losses	1,280	(1,470)
Writedown of other real estate owned	70	22
Loss on sale of other real estate owned	4	—
Loss (gain) on sale of loans	168	(474)
Stock based compensation expense	1,743	1,368
Income from bank owned life insurance	(755)	(646)
Subordinated debt amortization expense	229	164
Gain on disposal of premises and equipment	—	(30)
Gain on call of held-to-maturity securities	(4)	(3)
Amortization of operating lease right-of-use assets	233	357
Change in:
Accrued interest receivable and other receivables	(572)	4,789
Other assets	(26,875)	6,253
Other liabilities	26,688	(4,251)
Net cash provided by operating activities	22,870	25,066
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	5,783	4,980
Maturities	145,000	317,000
Purchases	(226,215)	(347,449)
Activity in held-to-maturity securities:
Purchases	—	(5,499)
Called	2,595	1,775
Purchases of equity securities	(224)	—
Proceeds on sale of loans	868	31,304
Proceeds on sale of other real estate owned	701	—
Purchases of restricted investment in bank stock	(4,873)	(750)
Redemption of restricted investment in bank stock	4,125	327
Net (increase) decrease in loan portfolio	(108,627)	11,694
Purchase of bank owned life insurance	—	(10,000)
Computer software developed	(4,765)	(1,165)
Proceeds from sale of premises and equipment	—	51
Purchases of premises and equipment	(614)	(1,285)
Net cash provided by (used in) investing activities	(186,246)	983
Cash Flows from Financing Activities
Net increase in non-interest deposits	35,338	104,660
Net increase (decrease) in interest bearing demand, savings, and time deposits	106,623	(128,540)
Net increase in subordinated debt, net issuance costs	42,623	25,637
Cash dividends paid on preferred stock	(1,617)	(1,617)
Cash dividends paid on common stock	(1,138)	—
Repurchases of common stock	(6,918)	—
Net cash provided by financing activities	174,911	140
Increase in Cash and Cash Equivalents	11,535	26,189
Cash and Cash Equivalents, beginning of period	93,199	107,528
Cash and Cash Equivalents, end of period	$104,734	$133,717
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$7,869	$7,801
Cash paid during the period for income taxes	$3,941	$5,291
Right of use assets obtained in exchange for new operating lease liabilities	$—	$1,907

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

On April 18, 2019, the Company completed the registration of its common stock with the Securities Exchange Commission (the “SEC”) through its filing of a General Form for Registration of Securities on Form 10 (“Form 10”), pursuant to Section 12(b) of the Securities Exchange Act of 1934. The Company is considered an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act,” and as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act.” We are also a “smaller reporting company” as defined in Exchange Act Rule 12b-2. As such, we may elect to comply with certain reduced public company reporting requirements in future reports that we file with the SEC.

The Company was approved to list shares of our common stock on the Nasdaq Capital Market under our current symbol “MNSB” as of April 22, 2019. We were approved to list depositary shares of preferred stock on the Nasdaq Capital Market under the symbol “MNSBP” as of September 16, 2020. Each depositary share represents a 1/40th ownership interest in a share of 7.50% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock.

The Bank is headquartered in Fairfax, Virginia where it also operates a branch. The Bank was incorporated on March 28, 2003, and received its charter from the Bureau of Financial Institutions of the Commonwealth of Virginia (the “Bureau”) on March 16, 2004. The Bank commenced regular operations on May 26, 2004, and is supervised by the Bureau and the Federal Reserve. The Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank places special emphasis on serving the needs of retail customers, small and medium-sized businesses and professionals in the Washington, D.C. metropolitan area.

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

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced Avenu™, a division of MainStreet Bank. Avenu™ provides an embedded banking solution that connects our partners (fintechs, application developers, money movers, and entrepreneurs) directly and seamlessly to our Software as a Service (SaaS) solution.  Our SaaS solution is entering beta testing with a soft launch scheduled around the end of 2022.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2021 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K filed by the Company with the SEC on March 23, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period.

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

The Company’s critical accounting policies relate (1) the allowance for loan losses, (2) fair value of financial instruments, and (3) derivative financial instruments. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. In connection with the determination of the allowances for losses on loans management obtains independent appraisals for significant properties.

Impact of Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the SEC and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is working with a third party to develop our methodology using historical and qualitative data based on the requirements of ASU 2016-13 and have begun to test parallel models. We have scheduled a third party to perform a model validation of our methodology and assumptions to be completed by the fourth quarter of 2022. We are in the process of assessing new internal controls to be placed as well as policies and procedures that need to be developed with the new model. Preliminary analysis shows that there will not be a significant impact to our current allowance for loan losses upon adoption.

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

Note 2. Investment Securities

Investment securities available-for-sale was comprised of the following:

	September 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$99,984	$9	$—	$99,993
Collateralized Mortgage Backed	27,425	—	(4,798)	22,627
Subordinated Debt	9,970	—	(1,024)	8,946
Municipal Securities:
Taxable	10,682	—	(2,718)	7,964
Tax-exempt	22,862	6	(3,784)	19,084
U.S. Governmental Agencies	3,737	3	(35)	3,705
Total	$174,660	$18	$(12,359)	$162,319

Investment securities held-to-maturity was comprised of the following:

	September 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$15,170	$8	$(517)	$14,661
Subordinated Debt	2,500	—	—	2,500
Total	$17,670	$8	$(517)	$17,161

Investment securities available-for-sale was comprised of the following:

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$20,000	$—	$—	$20,000
Collateralized Mortgage Backed	31,521	151	(790)	30,882
Subordinated Debt	8,720	31	(47)	8,704
Municipal Securities:
Taxable	10,704	13	(160)	10,557
Tax-exempt	22,978	1,182	(17)	24,143
U.S. Governmental Agencies	5,725	—	(98)	5,627
Total	$99,648	$1,377	$(1,112)	$99,913

Investment securities held-to-maturity was comprised of the following:

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$17,849	$795	$—	$18,644
Subordinated Debt	2,500	—	—	2,500
Total	$20,349	$795	$—	$21,144

The scheduled maturities of securities available-for-sale and held-to-maturity at  September 30, 2022 were as follows:

	September 30, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$99,984	$99,993	$—	$—
Due from one to five years	1,000	965	2,091	2,061
Due from after five to ten years	12,890	11,482	9,084	8,984
Due after ten years	60,786	49,879	6,495	6,116
Total	$174,660	$162,319	$17,670	$17,161

Securities with a fair value of $3.7 million and $410,492 were pledged at September 30, 2022 and December 31, 2021, respectively,

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury Securities	$—	$—	$—	$—	$—	$—
Collateralized Mortgage Backed	4,966	(676)	17,583	(4,122)	22,549	(4,798)
Subordinated Debt	5,622	(698)	2,574	(326)	8,196	(1,024)
Municipal securities:
Taxable	3,744	(923)	4,220	(1,795)	7,964	(2,718)
Tax-exempt	17,489	(3,301)	1,183	(483)	18,672	(3,784)
U.S Governmental Agencies	—	—	1,239	(35)	1,239	(35)
Total	$31,821	$(5,598)	$26,799	$(6,761)	$58,620	$(12,359)
Held-to-maturity:
Municipal securities:
Tax-exempt	11,576	(517)	—	—	11,576	(517)
Total	$11,576	$(517)	$—	$—	$11,576	$(517)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$11,922	$(215)	$12,043	$(575)	$23,965	$(790)
Subordinated Debt	4,673	(47)	—	—	4,673	(47)
Municipal Securities:
Taxable	5,484	(63)	3,482	(97)	8,966	(160)
Tax-exempt	2,594	(17)	—	—	2,594	(17)
U.S Government Agencies	—	—	5,445	(98)	5,445	(98)
Total	$24,673	$(342)	$20,970	$(770)	$45,643	$(1,112)

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

At  September 30, 2022, there were sixteen collateralized mortgage backed securities with fair values totaling $5.0 million were in an unrealized loss position of less than 12 months and nine securities totaling $17.6 million in an unrealized loss position of more than 12 months. At  September 30, 2022 fifteen subordinated debt securities with fair values totaling approximately $5.6 million were in an unrealized loss position of less than 12 months and six securities totaling $2.6 million in an unrealized loss position of more than 12 months. At  September 30, 2022 thirty seven municipal securities with fair values totaling approximately $21.2 million were in an unrealized loss position of less than 12 months and eight securities totaling $5.4 million in an unrealized loss position of more than 12 months. At  September 30, 2022 seven U.S. government agencies with fair values totaling approximately $1.2 million were in an unrealized loss position of more than 12 months. At  September 30, 2022, there were twenty-four held-to-maturity municipal securities with a fair value of $11.6 million in an unrealized loss position. The Bank does not consider any of the securities in the available for sale or held to maturity portfolio to be other-than-temporarily impaired at September 30, 2022 and December 31, 2021.

Certain municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at September 30, 2022 and December 31, 2021 was $13,434 and $29,016, respectively.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Residential Real Estate:
Single family	$163,222	$161,362
Multifamily	209,676	137,705
Farmland	157	1,323
Commercial Real Estate:
Owner-occupied	228,108	173,086
Non-owner occupied	410,002	361,101
Construction and Land Development	366,689	337,173
Commercial – Non Real-Estate:
Commercial & Industrial	74,482	164,014
Consumer – Non Real-Estate:
Unsecured	127	185
Secured	13,501	22,986
Total Gross Loans	1,465,964	1,358,935
Less: unearned fees, net	(4,899)	(5,478)
Less: allowance for loan losses	(12,994)	(11,697)
Net Loans	$1,448,071	$1,341,760

The unsecured consumer loans above include $127,000 and $185,000 of overdrafts reclassified as loans at September 30, 2022 and December 31, 2021, respectively.

The commercial and industrial loans above include $1.8 million and $58.3 million in Paycheck Protection Program loans at September 30, 2022 and December 31, 2021, respectively.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2022 and 2021.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended September 30, 2022	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,994	$6,514	$3,044	$90	$1,340	$12,982
Recoveries	—	—	—	12	—	12
Provision	20	203	73	(49)	(247)	—
Ending Balance	$2,014	$6,717	$3,117	$53	$1,093	$12,994
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$2,014	$6,717	$3,117	$53	$1,093	$12,994

For the nine months ended September 30, 2022
Beginning Balance	$1,672	$5,689	$2,697	$99	$1,540	$11,697
Recoveries	—	—	—	17	—	17
Provision	342	1,028	420	(63)	(447)	1,280
Ending Balance	$2,014	$6,717	$3,117	$53	$1,093	$12,994
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$2,014	$6,717	$3,117	$53	$1,093	$12,994

	Real Estate
For the three months ended September 30, 2021	Residential	Commercial	Construction	Consumer	Commercial	Total
(Dollars in thousands)
Beginning Balance	$1,160	$5,822	$2,621	$132	$1,398	$11,133
Recoveries	—	—	—	—	5	5
Provision	184	17	(5)	(24)	118	290
Ending Balance	$1,344	$5,839	$2,616	$108	$1,521	$11,428
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,344	$5,839	$2,616	$108	$1,521	$11,428

For the nine months ended September 30, 2021
Beginning Balance	$1,223	$6,552	$3,326	$371	$1,405	$12,877
Charge-offs	—	—	—	(4)	—	(4)
Recoveries	—	—	—	14	11	25
Provision	121	(713)	(710)	(273)	105	(1,470)
Ending Balance	$1,344	$5,839	$2,616	$108	$1,521	$11,428
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,344	$5,839	$2,616	$108	$1,521	$11,428

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

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of September 30, 2022 and December 31, 2021:

September 30, 2022
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$373,055	$149	$372,906
Commercial Real Estate	638,110	1,095	637,015
Construction and Land Development	366,689	—	366,689
Commercial & Industrial	74,482	—	74,482
Consumer	13,628	—	13,628
Total	$1,465,964	$1,244	$1,464,720

December 31, 2021
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$300,390	$147	$300,243
Commercial Real Estate	534,187	1,076	533,111
Construction and Land Development	337,173	—	337,173
Commercial & Industrial	164,014	8	164,006
Consumer	23,171	—	23,171
Total	$1,358,935	$1,231	$1,357,704

The following table summarizes information in regard to impaired loans by loan portfolio class as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$149	$149	$—	$147	$147	$—
Commercial Real Estate
Non-owner Occupied	1,095	1,095	—	1,076	1,076	—
Commercial & Industrial	—	—	—	8	8	—
Total	$1,244	$1,244	$—	$1,231	$1,231	$—

The following table presents additional information regarding the impaired loans for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$149	$4	$150	$2
Commercial Real Estate
Non-owner Occupied	1,095	26	1,076	16
Commercial & Industrial	—	—	28	—
Total	$1,244	$30	$1,254	$18

	Nine Months Ended September 30,
	2022		2021
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$149	$10	$225	$6
Commercial Real Estate
Non-owner Occupied	1,095	69	1,080	49
Commercial & Industrial	—	—	39	2
Total	$1,244	$79	$1,344	$57

There were no loans placed on nonaccrual as of September 30, 2022 and December 31, 2021.

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

The following tables summarize the aggregate Pass and criticized categories of Watch, Special Mention, and Substandard within the Company’s internal risk rating system as of September 30, 2022 and December 31, 2021. At these dates no loans were classified as doubtful.

	September 30, 2022
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$162,350	$—	$725	$147	$163,222
Multifamily	209,676	—	—	—	209,676
Farmland	157	—	—	—	157
Commercial Real Estate:
Owner occupied	228,108	—	—	—	228,108
Non-owner occupied	384,597	15,273	—	10,132	410,002
Construction & Land Development	366,689	—	—	—	366,689
Commercial – Non Real Estate:
Commercial & Industrial	73,451	—	—	1,031	74,482
Consumer – Non Real Estate:
Unsecured	127	—	—	—	127
Secured	13,501	—	—	—	13,501
Total	$1,438,656	$15,273	$725	$11,310	$1,465,964

	December 31, 2021
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$160,234	$—	$734	$394	$161,362
Multifamily	137,705	—	—	—	137,705
Farmland	1,323	—	—	—	1,323
Commercial Real Estate:
Owner occupied	168,352	4,734	—	—	173,086
Non-owner occupied	297,873	46,379	15,275	1,574	361,101
Construction & Land Development	317,846	19,327	—	—	337,173
Commercial – Non Real Estate:
Commercial & Industrial	159,634	145	857	3,378	164,014
Consumer – Non Real Estate:
Unsecured	185	—	—	—	185
Secured	22,986	—	—	—	22,986
Total	$1,266,138	$70,585	$16,866	$5,346	$1,358,935

The following tables present the segments of the loan portfolio summarized by aging categories as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$163,222	$163,222	$—
Multifamily	—	—	—	—	209,676	209,676	—
Farmland	—	—	—	—	157	157	—
Commercial Real Estate:
Owner occupied	—	—	—	—	228,108	228,108	—
Non-owner occupied	2,489	—	—	2,489	407,513	410,002	—
Construction & Land Development	—	—	—	—	366,689	366,689	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	228	228	74,254	74,482	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	127	127	—
Secured	23	—	—	23	13,478	13,501	—
Total	$2,512	$—	$228	$2,740	$1,463,224	$1,465,964	$—

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$161,362	$161,362	$—
Multifamily	—	—	—	—	137,705	137,705	—
Farmland	—	—	—	—	1,323	1,323	—
Commercial Real Estate:
Owner occupied	—	—	—	—	173,086	173,086	—
Non-owner occupied	—	—	—	—	361,101	361,101	—
Construction & Land Development	—	—	—	—	337,173	337,173	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	164,014	164,014	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	185	185	—
Secured	46	25	—	71	22,915	22,986	—
Total	$46	$25	$—	$71	$1,358,864	$1,358,935	$—

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan that is then identified as a troubled debt restructuring (“TDR”). The Company may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses. A TDR is restored to accrual status when the obligation is brought current, has performed in accordance with the modified contractual terms for a reasonable period, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

As of September 30, 2022, and December 31, 2021, the Company did not have any TDRs, respectively.

Note 4. Intangible Assets

The carrying amount of computer software developed was $7.3 million and $2.5 million at September 30, 2022 and December 31, 2021. The following table presents the changes in the carrying amount of computer software developed during the nine months ended September 30, 2022.

	As of September 30, 2022		As of December 31, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Computer software	$7,258	$—	$2,493	$—
Total	7,258	$—	$2,493	$—

The Company is still in the development stage of computer software where costs are capitalized. Capitalization ceases when the software is substantially complete and ready for its intended use. At that time the intangible asset will be amortized on a straight-line bases over the estimated useful life of the asset. As of  September 30, 2022, the Company has not recorded any amortization on its intangible computer software. We anticipate the amortization period for intangible computer software to be ten years, once placed in service.

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

The following tables summarize key elements of the Company’s derivative instruments as of September 30, 2022 and December 31, 2021.

September 30, 2022
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$252,284	45	—	$27,972	$3,364
Matched interest rate swap with counterparty	$252,284	45	$27,972	—	$3,364

December 31, 2021
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$210,793	40	$2,097	—	$15,120
Matched interest rate swap with counterparty	$210,793	40	—	$2,097	$15,120

The Company is able to recognize fee income upon execution of the interest rate swap contract. The Company recorded interest rate swap fee income of $518,000 and $619,000 for the three and nine months ended September 30, 2022, respectively. The Company did not record any interest rate swap fee income for the three and nine months ended September 30, 2021.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of September 30, 2022, and December 31, 2021, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 5: “Derivative Financial Instruments”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$99,993	$—	$99,993
Collateralized Mortgage Backed	—	22,627	—	22,627
Subordinated Debt	—	8,946	—	8,946
Municipal Securities:
Taxable	—	7,964	—	7,964
Tax-exempt	—	19,084	—	19,084
U.S. Government Agencies	—	3,705	—	3,705
Derivative asset – interest rate swap on loans	—	27,972	—	27,972
Total	$—	$190,291	$—	$190,291
Liabilities:
Derivative liability – interest rate swap on loans	—	27,972	—	27,972
Total	$—	$27,972	$—	$27,972

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$20,000	$—	$20,000
Collateralized Mortgage Backed	—	30,882	—	30,882
Subordinated Debt	—	8,704	—	8,704
Municipal Securities:
Taxable	—	10,557	—	10,557
Tax-exempt	—	24,143	—	24,143
U.S. Government Agencies	—	5,627	—	5,627
Derivative asset – interest rate swap on loans	—	2,097	—	2,097
Total	$—	$102,010	$—	$102,010
Liabilities:
Derivative liability – interest rate swap on loans	—	2,097	—	2,097
Total	$—	$2,097	$—	$2,097

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

The Company did not have any assets that were measured at fair value on a nonrecurring basis as of September 30, 2022.

The following table summarizes the value of the Bank’s assets as of December 31, 2021 that were measured at fair value on a nonrecurring basis during the period:

December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned, net	$—	$—	$775	$775
Total	$—	$—	$775	$775

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis as of December 31, 2021.

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

September 30, 2022	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$104,734	$104,734	$104,734	$—	$—
Restricted securities	16,436	16,436	—	16,436	—
Securities:
Available for sale	162,319	162,319	—	162,319	—
Held to maturity	17,670	17,161	—	17,161	—
Loans, net	1,448,071	1,456,080	—	—	1,456,080
Derivative asset – interest rate swap on loans	27,972	27,972	—	27,972	—
Bank owned life insurance	36,996	36,996	—	36,996	—
Accrued interest receivable	7,072	7,072	—	7,072	—
Liabilities:
Deposits	$1,553,924	$1,546,449	$—	$968,141	$578,308
Subordinated debt, net	72,146	62,624	—	62,624	—
Derivative liability – interest rate swaps on loans	27,972	27,972	—	27,972	—
Accrued interest payable	748	748	—	748	—

December 31, 2021	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$93,199	$93,199	$93,199	$—	$—
Restricted securities	15,609	15,609	—	15,609	—
Securities:
Available for sale	99,913	99,913	—	99,913	—
Held to maturity	20,349	21,144	—	21,144	—
Loans, net	1,341,760	1,346,048	—	—	1,346,048
Derivative asset – interest rate swap on loans	2,097	2,097	—	2,097	—
Bank owned life insurance	36,241	36,241	—	36,241	—
Accrued interest receivable	6,735	6,735	—	6,735	—
Liabilities:
Deposits	$1,411,963	$1,415,551	$—	$952,815	$462,736
Subordinated debt, net	29,294	29,570	—	29,570	—
Derivative liability – interest rate swaps on loans	2,097	2,097	—	2,097	—
Accrued interest payable	462	462	—	462	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at September 30, 2022 and December 31, 2021.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except for per share data)	2022	2021	2022	2021
Net income	$7,743	$4,783	$19,095	$17,358
Preferred stock dividends	(539)	(539)	(1,617)	(1,617)
Net income available to common shareholders	$7,204	$4,244	$17,478	$15,741
Weighted average number of common shares issued, basic and diluted	7,463,719	7,571,214	7,561,567	7,547,254
Net income per common share:
Basic and diluted income available per common share	$0.97	$0.56	$2.31	$2.09

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred taxes, as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Unrealized (loss) gain on securities	$(12,606)	$265
Unrealized loss on securities transferred to HTM	(13)	(29)
Tax benefit (expense)	2,863	(39)
Total accumulated other comprehensive (loss) income	$(9,756)	$197

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

Cash paid for amounts included in the measurement of lease liabilities during the nine months ended September 30, 2022 was $327,000. During the nine months ended September 30, 2022 and 2021, the Company recognized lease expense of $363,000 and $514,000, respectively.

As of September 30,
(Dollars in thousands)	2022
Lease liabilities	$7,447
Right-of-use assets	$6,806
Weighted-average remaining lease term – operating leases (in months).	165.4
Weighted-average discount rate – operating leases	2.80%

For the nine months ended September 30,
(Dollars in thousands)	2022
Lease Cost
Operating lease cost	$363
Total lease costs	$363
Cash paid for amounts included in measurement of lease liabilities	$327

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

As of  September 30, 2022, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of  September 30, 2022 is as follows:

(Dollars in thousands)
2022	$157
2023	638
2024	654
2025	671
2026	689
Thereafter	6,148
Total undiscounted cash flows	$8,957
Discount	(1,510)
Lease liabilities	$7,447

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2021, previously filed with the SEC on March 23, 2022. Results for the three and nine months ended September 30, 2022 are not necessarily indicative of results for the year ending December 31, 2022 or any future period.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Important factors that could cause actual results to differ materially from those in the forward–looking statements included herein include, but are not limited to:

●	general economic conditions, either nationally or in our market area, that are worse than expected;

●	competition among depository and other financial institutions, particularly intensified competition for deposits;

●	inflation and an interest rate environment that may reduce our margins or reduce the fair value of certain of our financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;

●	the impact of significant changes in accounting procedures or requirements on our financial condition or results of operations;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices;

●	changes in our organization, compensation and benefit plans;

●	our ability to attract and retain key employees;

●	changes in our financial condition or results of operations that reduce capital;

●	changes in the financial condition or future prospects of issuers of securities that we own;

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

●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;

●	liquidity, interest rate and operational risks associated with our business;

●	implications of our status as a smaller reporting company and as an emerging growth company;

●	a work stoppage, forced quarantine, or other interruption or the unavailability of key employees; and

●	the continuing impact of the novel coronavirus disease (COVID-19) outbreak and measures taken in response for which future developments are highly uncertain and difficult to predict.

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

MainStreet Bank

MainStreet Bank is a community commercial bank incorporated in and chartered by the Commonwealth of Virginia. The Bank is a member of the Federal Reserve Bank of Richmond, and its deposits are insured by the FDIC. The Bank opened for business on May 26, 2004, and is headquartered in Fairfax, Virginia. We currently operate six Bank branches; located in Herndon, Fairfax, McLean, Clarendon, Leesburg in Virginia, and one in Washington D.C.

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

We offer a full range of banking services to individuals, small to medium-sized businesses and professionals through both traditional and electronic delivery. We were the first community bank in the Washington, D.C. metropolitan area to offer a full online business banking solution, including remote check scanners on a business customer’s desktop. We offer mobile banking apps for iPhones, iPads and Android devices that provide for remote deposit of checks. In addition, we were the first bank headquartered in the Commonwealth of Virginia to offer CDARS, the Certificate of Deposit Account Registry Service, an innovative deposit insurance solution that provides FDIC insurance on deposits up to $150 million. We believe that enhanced electronic delivery systems and technology increase profitability through greater productivity and cost control and allow us to offer new and better products and services.

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

AvenuTM

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

Impact of Inflation

The United States is experiencing rising inflation. In response, the Federal Open Markets Committee (FOMC) raised the Federal Funds rate 25 basis points in March 2022.  Since March, the FOMC met four times and raised the Federal Funds rate an additional 275 basis points.  In addition to raising the Federal Funds rate, the Federal Reserve may take other means necessary to fulfill its dual mandate.

The effects of rising inflation and the actions of the Federal Reserve, as well as the economy at large may impact the Bank’s customers, including their willingness and ability to repay their obligations, to invest, to save or to spend. This impact could affect the Bank’s customers general appetite for banking products and the credit health of the Bank’s customer base. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict.

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

Following the announcement by the U.K.’s Financial Conduct Authority in July 2017 that it will no longer persuade or require banks to submit rates for the London InterBank Offered Rate (LIBOR) after 2021.  The Company has opted to use the published Secured Overnight Funding Rate (SOFR) as a substitute and replacement for any financial instruments that are or would otherwise be tied to the LIBOR index.

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2022, since our Annual Report on Form 10-K for the year ended December 31, 2021 was filed, we have removed computer software and income taxes as critical account polices. Any additional changes are discussed in our Recently Issued Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended September 30, 2022 and 2021

General

Total revenue increased $6.0 million to $23.3 million for the three months ended September 30, 2022 from $17.3 million for the three months ended September 30, 2021. These increases in total revenue were offset by increases in total expenses. Total expenses increased $2.7 million to $13.7 million for the three months ended September 30, 2022 from $11.0 million for the three months ended September 30, 2021.  The increase in revenue for the three months ended September 30, 2022 was primarily due to increases in net interest income of $4.9 million over the same period in 2021. Income was positively impacted by interest earned on federal funds sold, which earned $1.0 million in additional interest for the three months ended September 30, 2022 than the same period in 2021. These increases in income were offset by increases of $1.0 million in salaries and employee benefits for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Net income increased $3.0 million to $7.7 million for the three months ended September 30, 2022 from $4.8 million for the three months ended September 30, 2021.

Interest Income

Total interest income increased $6.1 million, or 38.8%, to $21.9 million for the three months ended September 30, 2022 from $15.8 million for the three months ended September 30, 2021. The increase was primarily the result of an increase in interest and fees on loans of $5.1 million and an increase in interest on federal funds sold of $1.0 million. Total average interest-earning assets increased $145.3 million, to $1.74 billion for the three months ended September 30, 2022 from $1.60 billion for the same period in 2021 primarily because of an increase of $0.19 billion in the average balance of loans, a $9.1 million increase in the average balance of investment securities and was offset by a decrease of $52.0 million in the average balance of federal funds sold and interest-earning deposits, as these funds were deployed into loans and securities. The average yield on our interest-earning assets increased 107 basis points to 5.01% for the three months ended September 30, 2022 as compared to 3.94% for the three months ended September 30, 2021 primarily because of higher average yields on interest earning assets due to market conditions, loans related to PPP lending with a rate of 1% paying off, and the Federal Reserve increasing the benchmark interest rates by 150 basis points over the course of the quarter.

Interest and fees on loans increased $5.1 million, to $20.3 million for the three months ended September 30, 2022 from $15.2 million for the same period in 2021. This increase was primarily due to an increase in the average yield on loans and the average loans outstanding increasing $0.19 billion, which increased to $1.45 billion as of September 30, 2022 from $1.26 billion as of September 30, 2021. The average yield on loans increased 78 basis points, or 16.2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Included in average loans for the three months ended September 30, 2022, $2.8 million was attributable to average PPP loans. PPP loans have an interest rate of 1% and as the level of PPP loan repayments accelerate, the Bank is seeing loan yields rise to a normalized level. The Federal Reserve increased the federal interest rate by 150 basis points throughout the quarter so the impact of this increase will not be fully demonstrated until the fourth quarter.

Interest income on federal funds sold and interest-earning deposits increased by $1.0 million to $1.0 million for the three months ended September 30, 2022, from $0.0 million for the three months ended September 30, 2021. The increase was primarily due to an increase in the average yield on these deposits despite the average balances decreasing over the same time period. The average balance of interest-earning deposits and federal funds sold decreased $52.0 million to $182.3 million for the three months ended September 30, 2022 from $234.4 million for the same period in 2021. The average yield increased to 2.20% for the three months ended September 30, 2022 from 0.06% for the same period in 2021. The Bank deployed the balances in these accounts to fund loan growth during the third quarter of 2022.

Interest on investment securities increased by $54,000 to $639,000 for the three months ended September 30, 2022 from $585,000 for the three months ended September 30, 2021. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals decreased in total $8,000, or 2.6%, to $317,000 for the three months ended September 30, 2022, from $325,000 for the three months ended September 30, 2021. Interest on mortgage-backed securities increased by $13,000, or 12.3%, to $114,000 for the three months ended September 30, 2022, from $101,000 for the three months ended September 30, 2021. Subordinated debt interest income increased by $39,000, or 42.6%, to $132,000 for the three months ended September 30, 2022, from $93,000 for the three months ended September 30, 2021. The average yield on taxable securities increased  12 basis points, to 2.03%  and the average yield on tax-exempt securities decreased 19 basis points, to 3.44% on a tax equivalent basis for the three months ended September 30, 2022, from 1.91% and 3.63%, respectively, for the same period in 2021. As increased market rates resulted in declining value in investments, investment income increased due to the average balance of investment securities increasing by $9.1 million, to $112.0 million for the three months ended September 30, 2022, from $102.9 million for the three months ended September 30, 2021.

Interest Expense

Total interest expense increased $1.2 million, to $3.8 million for the three months ended September 30, 2022 from $2.6 million for the three months ended September 30, 2021, primarily due to a $0.5 million increase in interest expense on time deposits and a $0.3 million increase in interest expense on money market deposits. There were additional increases in interest expense primarily due to newly issued subordinated debt in 2021 and 2022 and were included in the three months ended September 30, 2022 over the three months ended September 30, 2021

Interest expense on deposits increased $948,000 to $3.0 million for the three months ended September 30, 2022 from $2.0 million for the three months ended September 30, 2021 primarily as a result of an increase in average interest-bearing deposit yields and balances. The increase in average deposit balances was $30.6 million to $981.6 million during the three months ended September 30, 2022 as compared to $951.0 million for the three months ended September 30, 2021. The increase in the average balance of interest-bearing deposits was primarily a result of an $28.6 million increase in the average balance of interest-bearing demand deposit accounts and by a $68.6 million increase in the average balance of time deposits. The average cost of deposits was 121 basis points for the three months ended September 30, 2022, compared to 85 basis points for the three months ended September 30, 2021. The average rate paid on money market deposits increased 58 basis points to 0.77% for the three months ended September 30, 2022 from 0.19% for the three months ended September 30, 2021. The average rate paid on interest-bearing demand deposits increased 37 basis points to 0.74% for the three months ended September 30, 2022 from 0.37% for the three months ended September 30, 2021 primarily due to market competition and the interest rate environment. The average cost of certificates of deposit increased by 17 basis points to 1.57% for the three months ended September 30, 2022 as compared to 1.40% for the three months ended September 30, 2021. The increase in the average balance of interest-bearing demand deposits for the three months ended September 30, 2022, primarily was the result of our continued effort to attract and retain low-cost deposits, and to reduce our reliance on wholesale deposits.

The average balance of subordinated debt increased $31.5 million for the three months ended September 30, 2022, due to $30 million in refinanced debt issued in 2021 and an additional $43.7 million issued in the nine months ended September 30, 2022

Net Interest Income

Net interest income increased approximately $4.9 million, or 37.1%, to $18.1 million for the three months ended September 30, 2022 from $13.2 million for the three months ended September 30, 2021 because of our net interest-earning assets increasing $83.2 million to $687.3 million for the three months ended September 30, 2022 from $604.1 million for the three months ended September 30, 2021. The interest rate spread increased by 66 basis points to 3.57% for the three months ended September 30, 2022 from 2.91% for the three months ended September 30, 2021, on a tax equivalent basis. The net interest margin increased by 84 basis points from 3.30% for the three months ended September 30, 2021 to 4.14% for the three months ended September 30, 2022 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Three Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,446,679	$20,261	5.56%	$1,258,485	$15,162	4.78%
Investment securities:
Taxable	73,914	378	2.03%	65,974	318	1.91%
Tax-exempt	38,074	330	3.44%	36,919	338	3.63%
Federal funds and interest-bearing deposits	182,331	1,013	2.20%	234,363	38	0.06%
Total interest-earning assets	1,740,998	$21,982	5.01%	1,595,741	$15,856	3.94%
Non-interest-earning assets	61,479			88,521
Total assets	$1,802,477			$1,684,262
Interest-bearing liabilities:
Interest-bearing demand deposits	$93,569	$175	0.74%	$64,966	$60	0.37%
Savings and NOW deposits	55,100	43	0.31%	75,968	38	0.20%
Money market deposits	257,091	496	0.77%	302,848	148	0.19%
Time deposits	575,832	2,275	1.57%	507,254	1,795	1.40%
Total interest-bearing deposits	981,592	2,989	1.21%	951,036	2,041	0.85%
Federal funds purchased	2	—	—	2	—	—
Subordinated debt	72,107	828	4.56%	40,609	541	5.29%
Total interest-bearing liabilities	1,053,701	$3,817	1.44%	991,647	$2,582	1.03%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	558,337			510,008
Total liabilities	1,612,038			1,501,655
Stockholders’ equity	190,439			182,607
Total liabilities and stockholders’ equity	$1,802,477			$1,684,262
Net interest income		$18,165			$13,274
Interest rate spread (2)			3.57%			2.91%
Net interest-earning assets (3)	$687,297			$604,094
Net interest margin (4)			4.14%			3.30%
Average interest-earning assets to average interest-bearing liabilities	165.23%			160.92%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Three Months Ended
	September 30, 2022 and 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,438	$2,661	$5,099
Investment securities:
Taxable	39	21	60
Tax exempt	50	(58)	(8)
Federal funds and interest-bearing deposits	(55)	1,030	975
Total interest-earning assets	2,472	3,654	6,126
Interest-bearing liabilities:
Interest-bearing demand deposits	29	86	115
Savings and NOW accounts	(203)	551	348
Money market deposit accounts	(42)	47	5
Time deposits	331	149	480
Total deposits	115	833	948
Subordinated debt	979	(692)	287
Total interest-bearing liabilities	1,094	141	1,235
Change in net interest income	$1,378	$3,513	$4,891

Provision for Loan Losses

Management believes that the provision recorded for the period ended September 30, 2022 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, and credit quality. We will continuously review the loan portfolio to determine the depth and breadth of potential loan losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the loan portfolio that may arise, additional provision expenses may be required.

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

The provision for loan losses decreased by $290,000 to a provision for loan losses of $0 for the three months ended September 30, 2022 from a provision for loan loss of $290,000 for the three months ended September 30, 2021. Loan originations, which totaled approximately $85.2 million for the three months ended September 30, 2021 decreased $2.0 million compared to loan originations, of $83.2 million for the three months ended September 30, 2022. The Company has not provisioned any allowance for loan losses for remaining PPP loans as they are 100% guaranteed by Small Business Administration. The Company did not have any non-performing loans at September 30, 2021 or September 30, 2022.

On September 22, 2022, the Company completed the sale of a loan note for a customer that had stopped making payments and declared bankruptcy. The Company incurred a loss of $211,000 on this transaction that was properly accounted for in its Statement of Income as a loss on the sale of a loan. This credit had previously identified weaknesses and deemed to be of substandard quality with an appropriate reserve allocation.  We determined that the best course of action was to sell the note at a discount to an interested party.  Had the loan sale not occurred, the Company would have recorded a specific allocation to the provision for loan losses and proceeded with an orderly liquidation of collateral.

During the three months ended September 30, 2022, special mention loans decreased $15.6 million for a balance of $1.0 million, primarily due to credit upgrades. Substandard loans decreased $13.0 million as of September 30, 2022 for a balance of $11.3 million. Of the substandard loans as of September 30, 2022, 78% are connected to the hospitality industry. These loans were initially impacted by the pandemic and were downgraded out of an abundance of caution while cash flows and occupancy levels have continued to increase to pre-pandemic levels. Management does not believe there will be losses associated with these credits. During the three months ended September 30, 2022, there were no charge-offs incurred, and recoveries of $13,000 were received.

Non-Interest Income

Non-interest income decreased $138,000, or  9.3%, to $1.3 million for the three months ended September 30, 2022 from $1.5 million for the three months ended September 30, 2021. The decrease in non-interest income was primarily due decreases in mortgage origination and prepayment penalty fee income in the three months ended September 30, 2022 compared to the same period in 2021. The decrease associated with revenue streams was offset by an increase in loan swap fee income recognized of $518,000 for the three months ended September 30, 2022. The Company continues to focus on increasing fee income through loan swaps as it strategically benefits our customers.

Non-Interest Expense

Non-interest expense increased $1.4 million, or 16.9%, to $9.9 million for the three months ended September 30, 2022 from $8.5 million for the three months ended September 30, 2021 primarily because of increases in salary and employee benefits of $1.0 million and outside service expenses of $319,000. Salaries and employee benefits expense increased by $1.0 million to $5.9 million for the three months ended September 30, 2022 from $4.8 million for the three months ended September 30, 2021primarily as a result of twenty-nine new employees and the related salary and benefit expenses for these additional employees. Outside service expenses increased $319,000, or 109.2%, to $611,000 for the three months ended September 30, 2022 from $292,000 for the three months ended September 30, 2021 due to investments in technology and costs associated with Avenu. Franchise taxes decreased approximately $21,000 to $365,000 for the three months ended September 30, 2022 from $386,000 for the three months ended September 30, 2021 because of the make up of the Company’s capital as of September 30, 2022 compared to the balance sheet as of September 30, 2021. FDIC insurance premiums decreased approximately $255,000 to $60,000 for the three months ended September 30, 2022 from $315,000 for the three months ended September 30, 2021 due to smaller than anticipated assessments from the FDIC. Advertising and marketing expenses increased $266,000, or 60.7%, to $704,000 for the three months ended September 30, 2022 from $438,000 for the three months ended September 30, 2021 due to timing of contracts and continued investment in expanding the Company's brand.

Income Tax Expense

Income tax expense increased $653,000, or 56.5%, to a tax expense of $1.8 million for the three months ended September 30, 2022 from a tax expense of $1.2 million for the three months ended September 30, 2021. The increase in federal income tax expense for the three months ended September 30, 2022 compared to the same period a year ago was driven by the increase in income before income taxes of $3.6 million, to income before income tax of $9.6 million as of September 30, 2022 compared to income before income tax expense of $5.9 million for the same period in the prior year. The Company was able to apply and claim a research and development tax credit of approximately $89,000 for its associated work in developing a software platform in 2021 and anticipates similar activity in 2022. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $179,000 for the three months ended September 30, 2022. For the three months ended September 30, 2022, the Company had an effective tax expense rate of 18.9%, compared to effective tax expense rate of 19.5% for the three months ended September 30, 2021.

Comparison of Statements of Income for the Nine Months Ended September 30, 2022 and 2021

General

Net income increased $1.7 million to $19.1 million for the nine months ended September 30, 2022 from $17.4 million for the nine months ended September 30, 2021. The increase in net income for the nine months ended September 30, 2022 was primarily due to increased levels of net interest income in response to the rising rate environment throughout 2022. During the nine months ended September 30, 2022, the Company’s net interest income increased $9.7 million over the same period in 2021. Net income was also affected by increases of $2.7 million in salaries and employee benefits for the nine months ended September 30, 2022 compared to the same period in 2021.

Interest Income

Total interest income increased $10.1 million, or 21.0%, to $58.1 million for the nine months ended September 30, 2022 from $48.0 million for the nine months ended September 30, 2021. The increase was primarily the result of an increase in interest and fees on loans of $8.7 million and an increase in interest on federal funds and interest-bearing deposits of $1.2 million. Total average interest-earning assets increased $41.6 million, to $1.65 billion for the nine months ended September 30, 2022 from $1.61 billion for the same period in 2021 primarily because of an increase of $126.7 million in the average balance of loans, a $17.6 million increase in the average balance of investment securities and was offset by a decrease of $102.7 million in the average balance of federal funds and interest-bearing deposits as a large portion of our cash was used to fund loan growth late throughout the year. The average yield on our interest-earning assets increased 71 basis points to 4.71% for the nine months ended September 30, 2022 as compared to 4.00% for the nine months ended September 30, 2021 primarily because of higher average yields on interest earning assets due to market conditions, loans related to PPP lending with a rate of 1% paying off, and the Federal Reserve increasing the benchmark interest rates by 300 basis points.

Interest and fees on loans increased $8.7 million, to $54.9 million for the nine months ended September 30, 2022 from $46.2 million for the same period in 2021. This increase was primarily due to an increase in the average yield on loans and the average loans outstanding increasing $126.7 million, which increased to $1.42 billion as of September 30, 2022 from $1.29 billion as of September 30, 2021. The average yield on loans increased 39 basis points, or 8.2%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Included in average loans for the nine months ended September 30, 2022, $17.6 million was attributable to average PPP loans. PPP loans have an interest rate of 1% and as the level of PPP loan repayments accelerate, the Bank is seeing loan yields rise to a normalized level. The Federal Reserve increased the federal interest rate by 300 basis points over the first nine months so we continue to see the impact of these increases as we progress towards the end of the year.

Interest income on federal funds sold and interest-earning deposits increased by $1.2 million to $1.2 million for the nine months ended September 30, 2022, from $73,000 for the nine months ended September 30, 2021. The increase was primarily due to an increase in the average yield on these federal funds despite the average balances decreasing over the same time period. The average balance of interest-earning deposits and federal funds sold decreased $102.7 million to $121.8 million for the nine months ended September 30, 2022 from $224.5 million for the same period in 2021. The average yield increased to 1.36% for the nine months ended September 30, 2022 from 0.04% for the same period in 2021. The Bank deployed the balances in these accounts to fund loan growth during the first nine months of 2022.

Interest on investment securities increased by $220,000 to $1.9 million for the nine months ended September 30, 2022 from $1.7 million for the nine months ended September 30, 2021. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals decreased in total $2,000, or 0.2%, to $969,000 for the nine months ended September 30, 2022, from $972,000 for the nine months ended September 30, 2021. Interest on mortgage-backed securities increased by 50,000, or 18.5%, to $321,000 for the nine months ended September 30, 2022, from $271,000 for the nine months ended September 30, 2021. Subordinated debt interest income increased by $117,000, or 43.1%, to $388,000 for the nine months ended September 30, 2022, from $271,000 for the nine months ended September 30, 2021. The average yield on taxable securities decreased 5 basis points, to 2.07%  and the average yield for tax-exempt securities decreased 18 basis points, on a tax equivalent basis, for the nine months ended September 30, 2022, from 2.12% and 3.66%, respectively, for the same period in 2021.  Despite decreasing yields, investment income increased due to the average balance of investment securities increasing by $17.6 million, to $112.2 million for the nine months ended September 30, 2022, from $94.6 million for the nine months ended September 30, 2021

Interest Expense

Total interest expense increased $333,000, to $8.7 million for the nine months ended September 30, 2022 from $8.3 million for the nine months ended September 30, 2021, primarily due to a $762,000 increase in interest expense on subordinated debt and a $175,000 increase in interest expense on interest-bearing demand deposits. These increases were offset by a decrease of $803,000 in interest expense in time deposits. The increase in subordinated debt is primarily due to refinancing subordinated debt in 2021 and newly issued subordinated debt in 2022 that was included in the nine months ended September 30, 2022 as opposed to the nine months ended September 30, 2021. There were additional increases in interest expense on Federal Home Loan Bank advances of $83,000 in the nine months ended September 30, 2022 over the same period in 2021.

Interest expense on deposits decreased $512,000 to $6.5 million for the nine months ended September 30, 2022 from $7.0 million for the nine months ended September 30, 2021 primarily as a combination result of some decreases in average interest-bearing deposit yields and balances. The decrease in average deposit balances was $76.5 million to $917.8 million during the nine months ended September 30, 2022 as compared to $994.3 million for the nine months ended September 30, 2021. The decrease in the average balance of interest-bearing deposits was primarily a result of a $92.7 million decrease in the average balance of money market deposit accounts but was offset by a $19.5 million decrease in the average balance of interest-bearing demand deposits. The average cost of deposits remained the same at 94 basis points for both the nine months ended September 30, 2022 as for the nine months ended September 30, 2021. The average rate paid on money market deposits increased 15 basis points to 0.40% for the nine months ended September 30, 2022 from 0.25% for the nine months ended September 30, 2021. The average rate paid on interest-bearing demand deposits increased 19 basis points to 0.53% for the nine months ended September 30, 2022 from 0.34% for the nine months ended September 30, 2021 primarily due to market competition. The average cost of certificates of deposit decreased by 22 basis points to 1.37% for the nine months ended September 30, 2022 as compared to 1.59% for the nine months ended September 30, 2021. The increase in the average balance of interest-bearing demand deposits for the nine months ended September 30, 2022, primarily was the result of our continued effort to attract and retain low-cost deposits. and to reduce our reliance on wholesale deposits.

Interest expense on advances from the Federal Home Loan Bank increased $83,000 to $83,000 for the nine months ended September 30, 2022, from $0 for the nine months ended September 30, 2021 as a result an average balance of $24.0 million of outstanding advances on the Federal Home Loan Bank for the nine months ended September 30, 2022 compared to no advances for the nine months ended September 30, 2021. The average balance of subordinated debt increased $62.8 million for the nine months ended September 30, 2022, due to an additional $30 million in refinanced debt issued in 2021 and $43.7 million issued in the nine months ended September 30, 2022.

Net Interest Income

Net interest income increased approximately $9.7 million, or 24.6%, to $49.4 million for the nine months ended September 30, 2022 from $39.7 million for the nine months ended September 30, 2021 because of our net interest-earning assets increasing $63.1 million to $649.4 million for the nine months ended September 30, 2022 from $586.3 million for the nine months ended September 30, 2021. The interest rate spread increased by 64 basis points to 3.56% for the nine months ended September 30, 2022 from 2.92% for the nine months ended September 30, 2021. The net interest margin increased by 70 basis points from 3.31% for the nine months ended September 30, 2021 to 4.01% for the nine months ended September 30, 2022 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense (6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,420,013	$54,900	5.17%	$1,293,359	$46,211	4.78%
Investment securities:
Taxable	73,496	1,136	2.07%	57,503	910	2.12%
Tax-exempt	38,703	1,008	3.48%	37,072	1,015	3.66%
Federal funds and interest-bearing deposits	121,832	1,241	1.36%	224,521	73	0.04%
Total interest-earning assets	1,654,044	$58,285	4.71%	1,612,455	$48,209	4.00%
Non-interest-earning assets	71,361			76,758
Total assets	$1,725,405			$1,689,213
Interest-bearing liabilities:
Interest-bearing demand deposits	$86,836	$345	0.53%	$67,345	$170	0.34%
Savings and NOW deposits	66,714	122	0.24%	72,591	127	0.23%
Money market deposits	252,992	766	0.40%	345,662	645	0.25%
Time deposits	511,242	5,236	1.37%	508,722	6,039	1.59%
Total interest-bearing deposits	917,784	6,469	0.94%	994,320	6,981	0.94%
Federal funds purchased	2	—	—	1	—	—
Subordinated debt	62,807	2,108	4.49%	31,815	1,346	5.66%
Federal Home Loan Bank advances	24,011	83	0.46%	—	—	—
Total interest-bearing liabilities	1,004,604	$8,660	1.15%	1,026,136	$8,327	1.08%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	531,115			486,510
Total liabilities	1,535,719			1,512,646
Stockholders’ Equity	189,686			176,567
Total liabilities and stockholders’ equity	$1,725,405			$1,689,213
Net interest income		$49,625			$39,882
Interest rate spread (2)			3.56%			2.92%
Net interest-earning assets (3)	$649,440			$586,319
Net interest margin (4)			4.01%			3.31%
Average interest-earning assets to average interest-bearing liabilities	164.65%			157.14%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Nine Months Ended
	September 30, 2022 and 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$4,740	$3,949	$8,689
Investment securities:
Taxable	262	(36)	226
Tax exempt	60	(67)	(7)
Federal funds and interest-bearing deposits	(65)	1,233	1,168
Total interest-earning assets	4,997	5,079	10,076
Interest-bearing liabilities:
Interest-bearing demand deposits	60	115	175
Savings and NOW accounts	(13)	8	(5)
Money market deposit accounts	(283)	404	121
Time deposits	50	(853)	(803)
Total deposits	(186)	(326)	(512)
Federal Home Loan Bank advances	83	—	83
Subordinated debt	1,243	(481)	762
Total interest-bearing liabilities	1,140	(807)	333
Change in net interest income	$3,857	$5,886	$9,743

Provision for Loan Losses

Management believes that the provision recorded for the period ended September 30, 2022 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, and credit quality. We will continuously review the loan portfolio to determine the depth and breadth of potential loan losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the loan portfolio that may arise, additional provision expenses may be required.

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

Provision for loan losses increased by $2.8 million to a provision for loan losses of $1.3 million for the nine months ended September 30, 2022 from a non-recurring recovery of provision expense of $1.5 million for the nine months ended September 30, 2021, primarily related to recovering most of the special COVID pandemic provision in 2021. The provision for loan losses for the nine months ended September 30, 2022 represents normal loan loss provisioning associated with loan growth. Loan originations, which totaled approximately $264.9 million for the nine months ended September 30, 2021 increased $70.7 million compared to loan originations of $335.7 million for the nine months ended September 30, 2022. The Company has not provisioned any allowance for loan losses for remaining PPP loans as they are 100% guaranteed by Small Business Administration. The Company did not have any non-performing loans at September 30, 2021 or at September 30, 2022. During the nine months ended September 30, 2021 the Company increased some qualitative assumptions in the allowance for loan loss model to account for potential economic uncertainty and potential hidden credit risk.

During the nine months ended September 30, 2022, special mention loans decreased $16.1 million for a balance of $725,000. Substandard loans increased $6.0 million for a balance of $11.3 million as of September 30, 2022 Of the substandard loans, 79% are connected to the hospitality industry. These loans were initially impacted by the pandemic and were downgraded out of an abundance of caution while cash flows and occupancy levels have continued to increase to pre-pandemic levels. Management does not believe there will be losses associated with these credits. During the nine months ended September 30, 2022, there were no charge-offs incurred, and recoveries of $18,000 were received.

Non-Interest Income

Non-interest income decreased $714,000, or 15.9%, to $3.8 million for the nine months ended September 30, 2022 from $4.5 million for the nine months ended September 30, 2021. The decrease in non-interest income was because mortgage originations and other loan fees were down $340,000 and $370,000, respectively, for the nine months ended September 30, 2022, compared to the same period in the prior year. These decreases were offset by increases in loan swap fee income of $619,000 and $109,000 in bank owned life insurance income for the nine months ended September 30, 2022. The deposit account services fees largely remained consistent in the nine months ended September 30, 2022 and the same period in 2021. The Company continues to focus on increasing fee income through loan swaps as it strategically benefits our customers.

Non-Interest Expense

Non-interest expense increased $4.2 million, or 17.4%, to $28.3 million for the nine months ended September 30, 2022 from $24.1 million for the nine months ended September 30, 2021 primarily because of increases in salary and employee benefits of $2.7 million and advertising and marketing expenses of $569,000. Salaries and employee benefits expense increased by $2.7 million to $17.0 million for the nine months ended September 30, 2022 from $14.3 million for the nine months ended September 30, 2021primarily as a result of twenty nine employees and the related salary and benefit expenses for these additional employees. Advertising and marketing expenses increased $569,000, or 47.4%, to $1.7 million for the nine months ended September 30, 2022 from $1.1 million for the nine months ended September 30, 2021 due to new strategic partnerships and timing of initiatives. Other outside services expense increased $637,000, or 70.2%, to $1.5 million for the nine months ended September 30, 2022 as the Company continues to build out its Avenu platform. Franchise taxes decreased approximately $93,000 to $1.1 million for the nine months ended September 30, 2022 from $1.2 million for the nine months ended September 30, 2021 because of the make up of the Company’s capital as of September 30, 2022 compared to the balance sheet as of September 30, 2021. FDIC insurance premiums decreased approximately $585,000 to $450,000 for the nine months ended September 30, 2022 from $1.0 million for the nine months ended September 30, 2021 due to lower than anticipated assessments from the FDIC.

Income Tax Expense

Income tax expense increased $338,000, or 8.2%, to a tax expense of $4.5 million for the nine months ended September 30, 2022 from a tax expense of $4.1 million for the nine months ended September 30, 2021. The increase in federal income tax expense for the nine months ended September 30, 2022 compared to the same period a year ago was driven by the increase in income before income taxes of $2.1 million, to income before income tax of $23.6 million for the nine months ended September 30, 2022 compared to income before income tax expense of $21.5 million for the same period in the prior year. The Company was able to apply and claim a research and development tax credit of approximately $89,000 for its associated work in developing a software platform and anticipates similar activity in 2022. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $403,000 for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, the Company had an effective tax expense rate of 18.9%, compared to effective tax expense rate of 19.2% for the nine months ended September 30, 2021.

Comparison of Statements of Financial Condition at September 30, 2022 and December 31, 2021

Total Assets

Total assets increased $212.7 million, or 12.9%, to $1.9 billion at September 30, 2022 from $1.6 billion at December 31, 2021. The increase was primarily the result of increases in the loan portfolio of $106.3 million, $62.4 million in securities available-for-sale and $29.3 million in other assets. These increases were offset by a decrease of $2.7 million in held-to-maturity securities as of September 30, 2022.

Investment Securities

Investment securities increased $59.7 million, or 49.7%, from $120.3 million at December 31, 2021 to $180.0 million at September 30, 2022. The increase was primarily in the available-for-sale portfolio, particularly in U.S treasury securities. At September 30, 2022, our held-to-maturity portion of the securities portfolio, at amortized cost, was $17.7 million, and our available-for-sale portion of the securities portfolio, at fair value, was $162.3 million compared to our held-to-maturity portion of the securities portfolio of $20.3 million and our available-for-sale portion of the securities portfolio of $99.9 million at December 31, 2021.

Net Loans

Net loans increased $106.3 million, or 7.9%, to $1.45 billion at September 30, 2022 from $1.34 billion at December 31, 2021. Residential real estate loans increased $72.7 million, or 24.2%, to $373.1 million at September 30, 2022 from $300.4 million at December 31, 2021. Commercial real estate loans increased by $103.9 million from $534.2 million at December 31, 2021 to $638.1 million at September 30, 2022. Commercial and industrial loans decreased by $89.5 million from $164.0 million at December 31, 2021 to $74.5 million at September 30, 2022. Paycheck Protection Program ("PPP") loans comprised $1.8 million of this portfolio as of September 30, 2022. Commercial and industrial loans, excluding PPP loans, decreased by $33.0 million from December 31, 2021 to September 30, 2022. Construction loans increased $29.5 million to $366.7 million at September 30, 2022 from $337.2 million at December 31, 2021. Consumer loans decreased by $9.6 million from $23.2 million at December 31, 2021 to $13.6 million at September 30, 2022. The $9.6 million decrease in consumer loans is primarily a result of management’s decision to let the indirect lending portfolio amortize off the balance sheet.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$11,697	$12,877
Charge-offs:
Consumer	—	(32)
Total charge-offs	—	(32)
Recoveries:
Commercial and industrial	—	11
Consumer	17	16
Total recoveries	17	27
Net (charge-offs) recoveries	17	(5)
Provision for (recovery of) loan losses	1,280	(1,175)
Balance at end of period	$12,994	$11,697
Ratios:
Net charge offs to average loans outstanding	0.00%	0.00%
Allowance for loan losses to non-performing loans at end of period	N/A	N/A
Allowance for loan losses to gross loans at end of period	0.89%	0.86%

Deposits

Deposits increased $142.0 million, or 10.1% to $1.55 billion at September 30, 2022 from $1.41 billion at December 31, 2021. Our core deposits decreased $50.0 million, or 4.5%, to $1.16 billion at September 30, 2022 from $1.11 billion at December 31, 2021. Non-interest bearing demand deposits increased $35.3 million, or 6.7%, to $566.0 million at September 30, 2022 from $530.7 million at December 31, 2021.  Interest bearing demand deposits increased $24.5 million, or 35.3%, to $93.7 million at September 30, 2022 from $69.2 million at December 31, 2021. Certificates of deposits increased $126.6 million, or 27.6%, to $585.8 million at September 30, 2022 from $459.1 million at December 31, 2021. Offsetting these increases were savings and NOW deposits which decreased $30.9 million, or 36.3% to $54.2 million at September 30, 2022 from $85.2 million at December 31, 2021. The increase in interest bearing demand deposit accounts and time deposits were primarily the result of executing on a strategy to continue decreasing our cost of funds while continuing to driving loan growth.

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

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities; however, the Company also utilizes wholesale deposits as a funding source in addition to customer deposits. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, federal funds purchased, and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had no Federal Home Loan Bank advances outstanding and unused borrowing capacity of $448.4 million as of September 30, 2022. Additionally, at September 30, 2022, we had the ability to borrow up to $104.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2022.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2022, cash and cash equivalents totaled $104.7 million. The Company has availability on secured and unsecured lines for an additional $552.4 million. Finally, securities classified as available-for-sale, which provide additional sources of liquidity, totaled $162.3 million at September 30, 2022.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $22.9 million and $25.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. There were no sales of securities in the nine months ended September 30, 2022 or for nine months ended September 30, 2021. Net cash used in investing activities, which consist primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $186.2 million and net cash provided of $983,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively. Net cash provided by financing activities was $174.9 million and $140,000 for the nine months ended September 30, 2022 and 2021, respectively, which consisted primarily of increases subordinated debt net of issuance costs of $42.6 million offset and increases in interest bearing deposits of $106.6 million for the nine months ended September 30, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2022, totaled $424.3 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

Effects of Inflation. Inflation has caused a substantial rise in interest rates during 2022, which has had a negative effect in the securities market. As a result of rising interest rates, the Company has recorded an accumulated other comprehensive loss on securities available for sale of approximately $9.8 million as compared to recording other comprehensive income in the amount of $197,000 as of December 31, 2022.  Thus, this has ran counter to total equity growth during 2022 even though net earnings has been strong. Management does not anticipate these losses to be other than temporary as these unrealized losses do not currently appear related to any credit deterioration within the portfolio but from higher interest rates.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2022, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

On January 19, 2022, the Board of Directors of the Company declared an initial cash dividend to common shareholders. Subsequent quarterly dividends have been declared and paid since that time. The Board of Directors will consider future dividends on a quarterly basis after its review of the Company’s financial condition, results of operations, and other factors.

Regulatory Capital

Information presented for September 30, 2022 and December 31, 2021, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2022 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2022, the Company and the Bank meet all capital adequacy requirements to which each is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022
Total capital (to risk-weighted assets)	$266,660	16.39%	$130,184	≥ 8.0%	$162,730	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$253,666	15.59%	$73,229	≥ 4.5%	$130,184	> 8.0%
Tier 1 capital (to risk-weighted assets)	$253,666	15.59%	$97,638	≥ 6.0%	$130,184	> 8.0%
Tier 1 capital (to average assets)	$253,666	14.01%	$72,422	≥ 4.0%	$90,527	> 5.0%
As of December 31, 2021
Total capital (to risk-weighted assets)	$227,359	16.06%	$113,249	≥ 8.0%	$141,562	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$215,662	15.23%	$63,703	≥ 4.5%	$113,249	≥ 8.0%
Tier 1 capital (to risk-weighted assets)	$215,662	15.23%	$84,937	≥ 6.0%	$113,249	≥ 8.0%
Tier 1 capital (to average assets)	$215,662	12.90%	$66,898	≥ 4.0%	$83,622	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2022, we had outstanding loan commitments of $393.4 million and no outstanding stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except for per share data)	2022	2021	2022	2021
Net interest margin, fully-taxable equivalent (FTE)
Net interest income (GAAP)	$18,096	$13,203	$49,413	$39,669
FTE adjustment on tax-exempt securities	69	71	212	213
Net interest income (FTE) (non-GAAP)	18,165	13,274	49,625	39,882

Average interest earning assets	1,740,998	1,595,741	1,654,044	1,612,455
Net interest margin (GAAP)	4.12%	3.28%	3.99%	3.29%
Net interest margin (FTE) (non-GAAP)	4.14%	3.30%	4.01%	3.31%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2022. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no significant effect or impact on internal controls over financial reporting with the Company’s transition to a remote/work from home environment.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2022, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies. Reference is made to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022. For a discussion of certain risk factors affecting the Company, see our disclosure under “Forward-Looking Statements” in Part I, Item 2 in this Form 10-Q.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2022, the Company announced that the Board of Directors had authorized a new plan to repurchase up to $7.5 million of the Company’s outstanding common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The new stock repurchase program replaces the Company’s previous program. During the three months ended September 30, 2022, 115,000 shares of common stock were repurchased.

The following information provides details of the Company’s common stock repurchases for the three months ended September 30, 2022:

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	115,000	$23.04	115,000	$4,850
August 1, 2022 - August 31, 2022	—	$—	—	$—
September 1, 2022 - September 30, 2022	—	$—	—	$—
Total	115,000	$23.04	115,000

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32.0	Section 1350 Certification *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included with Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: November 10, 2022	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)