Form 10-K
period 2022-12-31
MainStreet Bancshares, Inc.
filed 2023-03-23
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to section 240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market, was $171,377,563. The number of shares of Registrant’s Common Stock outstanding as of March 16, 2023 was 7,521,364.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2022 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and such information is incorporated herein by this reference.

Auditor Firm ID: 613	Auditor Name: Yount, Hyde & Barbour, P.C.	Auditor Location: Winchester, Virginia, USA

INDEX

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

MainStreet Bancshares, Inc.

MainStreet Bancshares Inc. is a bank holding company incorporated under the laws of the Commonwealth of Virginia whose principal activity is the ownership and management of MainStreet Bank and MainStreet Community Capital. The Company is authorized to issue 10,000,000 shares of common stock, par value $4.00 per share. Additionally, the Company is authorized to issue 2,000,000 shares of preferred stock, par value $1.00 per share. There were 7,442,743, shares of common stock outstanding and 28,750 shares of 7.50% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock outstanding at December 31, 2022. At that date, there were also outstanding 1,150,000 depositary shares, each representing a 1/40th interest in a share of the Company’s Series A Preferred Stock, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share).

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

The Bank is a community bank focused on serving the borrowing, cash management and depository needs of retail customers, small to medium-sized businesses, and professionals. We believe we have a solid franchise that meets the financial needs of our clients and communities by providing an array of personalized products and services delivered by seasoned banking professionals with decisions made at the local level. We believe a significant customer base in our market prefers to do business with a local institution that has a local management team, a local Board of Directors and local founders and that this customer base may not be satisfied with the responsiveness of larger regional banks. By providing quality services, coupled with the opportunities provided by the economies in our market area, we have generated and expect to continue to generate organic growth.

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

We offer a full range of banking services to individuals, small to medium-sized businesses and professional service organizations through both traditional and electronic delivery. We were the first community bank in the Washington, D.C. metropolitan area to offer a full online business banking solution, including remote check scanners on a business customer’s desktop. We offer mobile banking apps for iPhones, iPads and Android devices that provide for remote deposit of checks. In addition, we were the first bank headquartered in the Commonwealth of Virginia to offer CDARS, the Certificate of Deposit Account Registry Service, an innovative deposit insurance solution that provides Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits up to $50 million. We believe that enhanced electronic delivery systems and technology increase profitability through greater productivity and cost control, and allow us to offer new and better products and services.

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

Avenu

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced Avenu™, a division of MainStreet Bank. Avenu™ will provide an embedded banking solution that connects our partners (fintechs, application developers, money movers, and entrepreneurs) directly and seamlessly to our Software as a Service (SaaS) solution. Our transformational subledger combined with our high-touch compliance training goes beyond the industry standards to ensure that our Fintech partners will prosper. This division of MainStreet Bank currently serves money service businesses, payment processers, and Banking-as-a-Service customers and provides the Bank with valuable low-cost deposits and additional streams of fee income. Our SaaS software program will be deployed in 2023.

MainStreet Community Capital, LLC

In September 2021, the Company created a community development entity (“CDE”) subsidiary, MainStreet Community Capital, LLC, a Virginia limited liability company, to apply for New Market Tax Credit (“NMTC”) allocations from the U.S. Department of Treasury’s Community Development Financial Institutions Fund. To promote development in economically distressed areas, the NMTC program was established under the Community Renewal Tax Relief Act of 2000 to provide tax incentives for capital investment in disadvantaged market areas that have not experienced economic expansion. The program establishes a tax credit for investment in a CDE and ongoing compliance with the program is accomplished through a governing board and an advisory board which maintains accountability to residents and businesses in the aforementioned disadvantaged areas. This CDE will be an intermediary vehicle for the provision of loans and investments in Low-Income Communities (“LICs”). In January 2022, the Community Development Financial Institutions Fund (“CDFI”) of the United States Department of the Treasury certified MainStreet Community Capital, LLC as a registered CDE. In January 2023, MainStreet Community Capital submitted an application to apply for the 2022 NMTC program allocation. Allocation awards are expected to be announced during the fourth quarter of 2023.

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

•	we are permitted to provide less extensive disclosure about our executive compensation arrangements, including recently adopted pay versus performance disclsoures; and

•	we are permitted to include less extensive narrative disclosures than required of other reporting companies, particularly with respect to executive compensation.

In this Form 10-K we have elected to take advantage of the reduced disclosure requirements relating to executive compensation, and in the future we may take advantage of any or all of these exemptions for so long as we remain an emerging growth company. We will remain an emerging growth company until the earliest of (i) the end of the first fiscal year during which we have total annual gross revenues of $1.07 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial registered public offering of common equity securities, which will be in December 31, 2024, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Nasdaq Listing

We were approved to list shares of our common stock on the Nasdaq Capital Market under our current symbol “MNSB” as of April 22, 2019. We were approved to list our depositary shares on the Nasdaq Capital Market under the symbol “MNSBP” as of September 16, 2020. Each depository share represents a 1/40th interest in a share of our 7.50% Series A Fixed-Rate Non-Cumulative Perpetual Preferred stock.

Our Business

As of December 31, 2022, MainStreet Bancshares, Inc. had total consolidated assets of $1.9 billion, total net loans of $1.6 billion, total deposits of $1.5 billion and total stockholders’ equity of $198.3 million, and total equity to total assets was 10.30%. For the years ended December 31, 2022 and 2021, our return on average assets was 1.53% and 1.32%, respectively, and our return on average equity was 13.98% and 12.38%, respectively.

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

We believe that our core lending and deposit business segments continue to perform well. For each of the fiscal years ended December 31, 2022 and December 31, 2021, our net charge-offs to average loans was 0.00%. As of December 31, 2022, we had only $21,000 in non-performing loans and non-performing assets to total assets was  0.00%.

Management believes that the Company is well positioned to build on its core performance to continue to grow profitably. Although we have successfully attracted new associates, providing depth and talent in key positions, additional employees and infrastructure are expected to be needed to manage the increasing customer relationships that would come with sustained growth.

We are a community-oriented financial institution. Our Bank offers a wide-range of commercial and consumer loan and deposit products, as well as mortgage services to individuals, and small and medium sized businesses in our market. We seek to be the provider of choice for financial solutions to customers who value exceptional personalized service, local decision making, and modern banking technology. Our business involves attracting deposits from local businesses and individual customers and using these deposits to originate commercial, mortgage, and consumer loans in our market area. We also invest in securities consisting primarily of obligations of U.S. government sponsored entities, municipal obligations, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae, and the subordinated debt of other financial institutions. We also invest in NMTC funds that furthers our mission to provide opportunities to areas in need. The Company is the owner and beneficiary of bank owned life insurance (BOLI) policies on certain current and former Bank employees. These policies generate income and can be liquidated, if necessary, with associated tax costs.

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

According to the U.S. Census Bureau, the Washington, D.C. Metropolitan Statistical area (MSAs) includes three of the wealthiest counties in the United States, as well as six of the top 20 wealthiest counties. Median household income growth projections range from 9% to over 14% through 2028. Overall, the Washington D.C. MSA ranks sixth out of the largest 25 MSAs ranked by population estimates as of 2021 according to the Census Bureau. We expect our strategies to benefit from the continued growth in population and high income of our market area’s residents.

Area	Total Population as of 2022 (Actual)	Population Change 2010-2023	Projected Population Change 2023-2028	Median Household Income 2022	Median Household Income Projected Change 2023-2028	Unemployment Rate as of November 2022	Unemployment Rate as of November 2021
District of Columbia	679,031	12.85%	1.55%	$104,110	14.15%	4.5%	5.7%
Arlington County	236,413	13.85%	-0.01%	131,529	9.63%	2.1%	2.6%
Fairfax County	1,146,153	5.93%	0.79%	142,162	13.55%	2.5%	2.4%
Loudoun County	439,045	40.54%	6.73%	166,963	12.40%	2.5%	2.2%
Prince William County	492,962	22.71%	4.23%	121,416	13.67%	2.8%	2.8%
United States	334,500,069	8.34%	2.14%	73,503	13.37%	3.3%	3.9%

Source: U.S. Bureau of Labor Statistics, S&P Global Market Intelligence

The Washington, D.C. MSA is a desirable market for a broad range of companies in a variety of industries, including sixteen companies from the 2022 Fortune 500 list, and six of the United States’ largest 100 private companies, according to the 2022 Forbes list of largest private companies by revenue. According to the U.S Bureau of Labor Statistics, the Washington, D.C. MSA has a large and diversified economy. The following table provides an in-depth view of the distribution of employment within the Washington, D.C. MSA.

Washington, D.C. MSA Employment by Sector	Employment Sector by Percent
Mining, Lodging, and Construction	5.0%
Manufacturing	1.7%
Trade, Transportation, and Utilities	12.2%
Information	2.4%
Financial Activities	4.4%
Professional and Business Services	24.2%
Education and Health Services	13.2%
Leisure and Hospitality	9.3%
Other Services	6.0%
Government	21.6%

Source: U.S. Bureau of Labor Statistics, Data as of November 2022 Note: Data is not seasonally adjusted

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

Competitive Strengths. We continually review our product and service offerings and based on these reviews may selectively add additional products and services to provide further diversification of our revenue sources and to capture our customers’ full banking relationships. We believe that the following business strengths have been instrumental to the success of our core operations and will enable us to continue profitable growth and to maximize value to our shareholders, while remaining fundamentally sound.

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

Disciplined Credit Culture. We achieve our strong credit quality by adherence to sound underwriting and credit administration standards and by maintaining long-term customer relationships. All credit decisions between $250,000 and $750,000 require concurrence of a senior lender and the Bank’s Chief Credit Officer. Approvals of credits in excess of $750,000 require full consensus of the Officer’s Loan Committee or the Chief Credit Officer and Chief Lending Officer. We maintain an independent loan review team, and senior management is actively involved with any credits requiring special attention.

Capital Position. The Bank exceeds the regulatory guidelines to be classified as “well capitalized.” Our capital position is strong and has consistently grown. At December 31, 2022, the Bank had a tier 1 leverage capital ratio of 15.05%, a common equity tier 1 risk-based capital ratio of 15.47%, a tier 1 risk-based capital ratio of 15.47%, and a total risk-based capital ratio of 16.27%. We believe that our capital position enhances our ability to grow organically because it enables the Bank to continue lending and to remain focused on our customers’ needs. For additional information, see Note 16 of Notes to Consolidated Financial Statements.

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

Lending Activities. The Bank’s primary market focus is on making loans to small businesses, professionals and other consumers in its local market area, along with various aspects of real estate finance. Owner-occupied and investment commercial real estate loans represent the largest segments of the Bank’s loan portfolio. The Bank’s primary lending activities are principally directed to its defined market area in Northern Virginia, as well as the greater Washington, D.C. metropolitan area.

We offer a diversified loan portfolio consisting primarily of commercial business and owner-occupied and investment commercial real estate loans with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while still providing high quality loan products for single-family and multi-family residential borrowers.

Stress Testing. We stress test our loan portfolio on a quarterly basis and measure the results against our capital profile. We multiply the total outstanding amount for each loan category by the highest quarter historical loss for that category in order to determine the stressed loss for commercial business loans, residential real estate lending, owner-occupied commercial real estate lending and consumer instalment lending. We stress test our investor-owned commercial real estate using three separate methodologies. If a property fails more than one of the three tests, we extend the highest exposure amount and add on 10% for selling costs.

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

The total estimated losses from the loan stress tests are subtracted from the capital account and the regulatory ratios are recalculated. As of December 31, 2022, the post-stress capital ratios were all in excess of regulatory requirements.

Commercial Business Lending. Commercial loans are written for a variety of business purposes, including government contract receivables, plant and equipment, general working capital, contract administration and acquisition lending. Our client base is diverse, and we do not have a concentration of commercial business loans in any specific industry segment.

Commercial Real Estate Lending. We finance owner-occupied and investment commercial real estate. Our underwriting policies and processes focus on the client’s ability to repay the loan as well as assessment of the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate those risks by carefully underwriting loans of this type and by following appropriate loan-to-value standards. Commercial real estate loans represent the largest segment of the Bank’s loan portfolio. At December 31, 2022, approximately 14.3% of our loan portfolio related to owner occupied commercial real estate loans, and approximately 29.5% of our loan portfolio related to investment commercial real estate.

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

Lending Limit. As of December 31, 2022, our legal lending limit for loans to one borrower was approximately $43.0 million. The Bank “in-house” lending limit is 50% of the legal lending limit for all relationships unless the loan is owner occupied, 1 - 4 family/residential or a government contract line of credit. If owner occupied, 1 - 4 family or a government contractor, the “in-house” lending limit is 90% of the legal lending limit for "Good" rated credits; 85% for "Standard" rated credits and 75% for "Acceptable" rated credits. Our loan policy prescribes a sub-limit to certain borrowers based upon our determination of each borrower’s credit quality. We routinely participate loan amounts in excess of our policy limits to other financial institutions.

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

The current investment policy authorizes the Bank to invest in debt securities issued by the United States Government, agencies of the United States Government, or United States Government-sponsored enterprises. The policy permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. The investment policy also permits investments in federal funds and deposits in other insured institutions. In addition, management is authorized to invest in investment grade state and municipal obligations, private mortgage-backed securities, the subordinated debt of other financial institutions and equity investments in funds designed to help LMI geographies. The Bank does not engage in any hedging or trading activities in its investment portfolio. The Company is also the owner and beneficiary of bank owned life insurance (BOLI) policies on certain current and former Bank employees. These policies generate income and can be liquidated, if necessary, with associated tax costs.

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

At December 31, 2022, the held-to-maturity portfolio, which is primarily composed of municipal securities and is carried at amortized cost, totaled $17.6 million. At that date, the available-for-sale portfolio, which is composed of U.S. Treasury securities, collateralized mortgage-backed securities, subordinated debt of other financial institutions and U.S. Government agency securities and is carried at fair value, totaled $62.6 million. For additional information, see Note 3 of Notes to Consolidated Financial Statements.

Subordinated Notes. On December 30, 2016, the Company completed the issuance and sale of $14.3 million in aggregate principal amount of fixed-to-floating rate subordinated notes in a private placement transaction to various accredited investors. During the first quarter of 2017, an additional $700 thousand of subordinated notes was issued for a total issuance of $15.0 million. The net proceeds of the offering supported growth and were used for other general business purposes. The notes had a maturity date of December 31, 2026, and had an annual fixed interest rate of 6.25% until December 31, 2021, with an opportunity to call the debt at December 31, 2021.

The Company, taking advantage of the attractive rates in the debt market in 2021, effectively “refinanced” this debt by completing an issuance and sale of $30 million in fixed-to-floating subordinated notes in April 2021 with a similar structure as the previous issuance at an annual fixed interest rate of 3.75% until April 15, 2026. The net proceeds were used to fully call the subordinated notes issued in 2016 and to support additional growth for other general business purposes. After April 15, 2026, the notes will have a floating interest rate based on three-month SOFR rate plus 302 basis points (3.02%) (computed on the basis of a 360-day year of twelve 30-day months) from and including April 15, 2026, to the maturity date or any early redemption date. Interest will be paid semi-annually, in arrears, on July 1 and January 1 of each year during the time that the notes remain outstanding through the fixed interest rate period or earlier redemption date. Interest will be paid quarterly, in arrears, on April 15, July 15, October 15 and January 15 throughout the floating interest rate period or earlier redemption date.

On March 1, 2022, the Company completed the issuance of $43.8 million in aggregate principal amount of fixed-to-floating rate subordinated notes in a private placement transaction to various accredited investors. The net proceeds of the offering have been and will be used to support growth and for other general business purposes. The notes have a maturity date of March 15, 2032, and have an annual fixed interest rate of 4.00% until March 15, 2027. Thereafter, the notes will have a floating interest rate based on three-month SOFR rate plus 233 basis points (2.33%) (computed on the basis of a 360-day year of twelve 30-day months) from and including March 15, 2027, to the maturity date or any early redemption date. Interest will be paid semi-annually, in arrears, on March 15 and September 15 of each year during the time that the notes remain outstanding through the fixed interest rate period or earlier redemption date. Interest will be paid quarterly, in arrears, on March 15, June 15, September 15 and December 15 throughout the floating interest rate period or earlier redemption date.

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

We can also arrange for FDIC insurance for deposits up to $50 million through CDARS, the Certificate of Deposit Account Registry Service, which provides a convenient method for a depositor to enjoy full FDIC insurance on deposits up to $50 million through a single banking relationship.

For additional information on deposits, see Note 9 of Notes to Consolidated Financial Statements.

Banking-as-a-Service (BaaS). Beginning in 2016, the Board and management identified an opportunity for alternative sources of low-cost deposits and fee income. We determined that Financial Technology (“FinTech”) companies were making significant inroads into banking, and we expanded our strategic plan to include banking customers that require BaaS and other payment service solutions.

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

We are designing Avenu™ to be a comprehensive solution that provides FinTechs with an array of embedded banking services they may offer to their customers in a scalable cloud-based platform. We guide our FinTech partners through the complex maze of banking regulations by integrating compliance and fraud detection throughout the framework of our solution as well as in-person training for FinTech partners team members. We have developed a live sandbox for our FinTech partners to provide a proof of concept and allow for quick integration and time to market when they are ready to “go-live.”

Our transformational subledger combined with our high-touch compliance training goes beyond the industry standards to ensure that our FinTech partners will operate successfully. We believe partnering with FinTechs will provide an opportunity to access to untapped markets and will become a fresh source for growth in low-cost deposits and fee income.

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

Board Leadership and Oversight

The Board of Directors combines the position of Chairman of the Board with the position of Chief Executive Officer, coupled with a Lead Independent Director position to further strengthen the Company's corporate governance structure. Terry Saeger serves as Vice Chairman of the Board and Lead Independent Director. The Board of Directors believes this provides an efficient and effective leadership model for the Company.

●

Combining the Chairman of the Board and Chief Executive Officer positions promotes clear accountability, effective decision-making, and alignment on corporate strategy. Our Chief Executive Officer, who is a co‐ founder of the Bank, has always been the CEO and has served as Chairman since 2009. He has extensive knowledge of all aspects of our current business and operations and our prospects which he communicates to the Board. He is particularly focused on the development and execution of our current strategic plans and investments for future growth.

●

The Vice Chairman and Lead Independent Director provides a means for our independent Directors to meet and discuss all issues and concerns that arise on an ongoing basis. The Lead Independent Director can independently engage external resources as needed to follow-up on issues and concerns.  The Lead Independent Director also acts as a liaison to the Chairman to follow-up and share concerns raised by the independent Directors.

The Board of Directors also believes administration of its risk oversight function is enhanced by the Board's leadership structure. To assure effective independent oversight, the Board has adopted appropriate governance practices, including:

1.	The Lead Independent Director can call for executive sessions of the independent Directors as needed,
2.

The independent Compensation Committee conducts performance evaluations of the Chairman of the Board and Chief Executive Officer, and works with management to evaluate risks posed by our compensation programs and limit unnecessary or excessive risks these programs may pose to the Company, and

3.	The Nominating Committee is responsible for the selection and nomination of Directors and is made up exclusively of independent Directors.

Risk Management

The Board of Directors is actively involved in oversight of risks that could affect the Company. This oversight is conducted in part through the Audit and Risk Committee of the Board of Directors, but the full Board of Directors has retained responsibility for general oversight of risks. The Chief Risk Officer and Chief Compliance Officer have reporting lines to the Audit and Risk Committee and are free to contact independent Directors whenever they feel the need to do so.

The Board of Directors satisfies this responsibility through full reports by the Audit and Risk Committee regarding its considerations and actions, regular reports directly from officers responsible for oversight of risks within the Company as well as through internal and external audits. The Audit and Risk Committee conducts an annual assessment of its performance and capabilities.

Risks relating to the direct operations of the Bank are further overseen by the Board of Directors of the Bank.  The Board of Directors of the Bank also has additional committees that conduct risk oversight separate from the Company. Further, the Board of Directors oversees risks through the establishment of policies and procedures that are designed to guide daily operations in a manner consistent with applicable laws, regulations and risks acceptable to the organization.

Risk is inherent with every business, particularly financial institutions. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, legal risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks the Company faces, while the Board has responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Senior management meets regularly to discuss strategy and risks facing the Company. Senior management attends the Board meetings and is available to address any questions or concerns raised by the Board on risk management and any other matters. The independent members of the Board provide independent oversight of the Company's management and affairs.

Environmental, Social, and Goverance

At MainStreet Bancshares Inc., our overarching focus is to make a positive impact on the communities we serve. The Board and management are aligned regarding the growing importance of Environmental, Social and Governance (ESG) initiatives, and we believe that an emphasis on sustainability can strengthen risk management and enhance value. We are, in many ways, at the beginning of our ESG journey. As we look to the future, we recognize that ESG initiatives require a commitment to the long term, and making an impact requires a willingness to listen to, learn from, and work with stakeholders across our community. Fortunately, this approach is second nature to community banks; the challenge is to harness information. We are undertaking efforts to quantify how we make a tangible difference in the communities where we live, play and work.

Environmental

The Company has a goal of reducing its carbon emissions each year.

MainStreet Bank’s origins as a “branch-lite” financial institution mean that we have been and will continue to be part of the transition to a sustainable economy that is kinder to our environment because it is less dependent on carbon fuels. Most banks the Company’s size have 20+ branches. The Bank has six locations. The Company has adopted a strategy of Put Our Bank in Your Office®, which also allows customers to conduct business with us without traveling to the Bank.  On average, more than 70% of daily transactions are processed by our customers without the need to come to the Bank. These changes were underway at the Bank long before COVID-19 forced behavioral patterns in our society to change. For business operators in particular, our remote banking solutions have reduced the need to make frequent visits to a branch bank to deposit cash and checks. This helps to reduce vehicular traffic in our already crowded market.

The Company has converted all lighting to LED, scheduled HVAC units for maximum efficiency during off-work hours, incorporated mini-split units for specific location heating and cooling, tinted windows to reduce cooling needs and increased the number of indoor plants to improve air quality.

The Company has also added charging stations to accommodate employees who drive electric vehicles and encourages the purchase of hybrid vehicles.

We recognize the growing environmental risks of electronic waste and have procedures in place to reduce our impact in this regard. For example, MainStreet Bank contracts with an asset disposal company to ensure that electronic assets, including monitors, security cameras, and batteries, are disposed of and recycled in an appropriate and environmentally sensitive manner.

We have long allowed and even encouraged our employees to telecommute. Approximately 15% of our employees work remotely full-time. All but our relatively lean team of branch staff are eligible to telecommute, and most do so at least a few days a month. These arrangements give us a broader and more diverse pool of applicants in recruiting, and also serve to reduce our employees’ carbon footprint.

In our lending portfolio, we seek opportunities to support energy efficiency and renewable energy. In the first quarter of 2023, we are closing our first Property Assessed Clean Energy (PACE) loan, which follows Department of Energy guidelines on financing energy-related improvements on private property.

Social

The way the Company interacts with the communities in which it operates and with its employees constitute its social impact. The $2.2 million PACE loan mentioned above exemplifies how we approach the “S” in ESG in our communities. Our funding is renovating The Festival Center, a hub for mission-driven organizations in the Adams Morgan neighborhood of Washington, D.C. The new Festival Center will provide office space to a wide range of community-focused ministries and non-denominational non-profits, which provide access to affordable housing, job training, legal aid services, health services, substance abuse support, and more.

The establishment in 2022 of MainStreet Community Capital is another business initiative we have taken to support ESG initiatives in our communities. MainStreet Community Capital's focus is to invigorate distressed, low-income communities in the Washington, D.C., metropolitan area by providing capital and other financial services. These investments are intended to spur the creation of quality jobs and services in underserved areas. MainStreet Community Capital has earned its designation as a Community Development Entity (CDE) as defined under the U.S. Treasury Department's Community Development Financial Institution (CDFI) Fund. MainStreet Community Capital has applied to the CDFI Fund for an allocation of the New Markets Tax Credits that will be awarded in 2023, and plans to continue to do so annually.

Turning to our staff, as of December 31, 2022, the Company employed 168 full-time employees. None of our employees are represented by a collective bargaining agreement.

The Board and management are focused on maintaining a strong corporate culture. The Company’s goal is to always hire the most qualified individuals. The Company is located in a diversely populated geography, and the Company’s workforce effectively represents that diversity. We believe that a diverse workforce enhances our ability to serve our customers and our communities by enabling us to better understand their financial needs and to provide necessary and appropriate financial services.

Seventy-five percent of the Company’s employees self-identify as either female or ethnically diverse (defined as all Equal Employment Opportunity Commission classifications other than white). The Company is proud to have four veterans on its team as well.

Governance

As indicated in the discussion of Board Leadership and Oversight, the Company believes effective oversight by the Board of Directors is an essential element of a financially sound and well-managed bank. The Board establishes the Company’s risk philosophy, ensures that it has an appropriate risk-management framework, determines the overall business strategy, and monitors implementation of strategy.

To maintain the high caliber of our Board, the Company invests regularly in director education. Additionally, our directors establish and adhere to a rigorous Code of Ethics and Business Conduct. We seek highly qualified directors with skills needed for a forward-looking Board. The Company had a technology expert on the Board in 2011, well before it became a recommended practice for community banks.

At the Board level, the Company has seven independent directors, out of a totel of ten. The total of ten includes one director who stepped down from management in March 2022 and thus will become an independent director in March 2025. Two of the independent directors self-identify as female, one self-identifies as an African-American male and one self-identifies as a Hispanic male. Three of the independent directors self-identify as white males.

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

Board Size:
Total Number of Directors	10
Gender:	Male	Female		Non-Binary	Gender Undisclosed
Number of directors based on gender identity	8	2		—	—
Number of directors who identify in any of the categories below:
African American or Black	1	—		—	—
Alaskan Native or American Indian	—	—		—	—
Asian	—	—		—	—
Hispanic or Latinx	1	—		—	—
Native Hawaiian or Pacific Islander	—	—		—	—
White	6	2		—	—
Two or More Races or Ethnicities	—	—		—	—
LQBTQ+			—
Undisclosed			—

Title	Ethnically Diverse Female	Ethnically Diverse Male	White Female	White Male
Independent Directors	0.0%	25.0%	25.0%	50.0%
Executives	0.0%	33.0%	0.0%	67.0%
Exec. Vice Pres.	0.0%	17.0%	33.0%	50.0%
Senior Vice Pres.	14.0%	10.0%	19.0%	57.0%
Vice Pres.	27.0%	38.0%	23.0%	12.0%
Asst. Vice Pres.	26.0%	17.0%	35.0%	22.0%
Branch	50.0%	17.0%	22.0%	11.0%
Admin. Support	35.0%	18.0%	24.0%	23.0%
All Employees	30.0%	20.0%	24.0%	26.0%

The Company is focused on equal pay for equal work, and on developing all employees to reach their full potential. The Company realizes that hiring a diverse workforce that is representative of the diversity of the local population also allows us to better serve our marketplace.

Employee Age Diversity
Age Group	20 – 29	30 – 39	40 – 49	50 – 59	60 +
Number of Employees	13	43	44	45	23
Percentage of Total	8%	26%	26%	27%	14%
Average Tenure (Years)	1.5	2.75	5.5	5.25	7.5

The age distribution of our employee base is also appropriately diversified.

The age distribution of our employees as denoted by generational categories.

Employees by Generation
Pre Baby Booms	0.6%
Baby Boomers	16.5%
Generation X	43.9%
Millennials	34.8%
Generation Z	4.2%

The gender distribution of our employee base is diversified.

Employees by Gender
Female	55.5%
Male	44.5%

For the fiscal year ended December 31, 2022, we had 36 promotions. These promotions were distributed as follows:

2022 Promotions Diversity
	Ethnically Diverse	White
Female	11	9
Male	5	11

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

Regulation of the Bank. The Bank is subject to regulation and supervision by the Bureau and by the Federal Reserve, which regulation and supervision extends to all aspects of its operations, including but not limited to requirements concerning an allowance for credit losses, lending and mortgage operations, interest rates received on loans and paid on deposits, the payment of dividends to the Company, loans to officers and directors, mergers and acquisitions, capital adequacy, and the opening and closing of branches.

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

The FDIC charges insured depository institutions assessments to maintain the Deposit Insurance Fund (the "DIF"). Assessment rates for small institutions (those with less than $10 billion in assets) are based on an institution’s weighted average CAMELS component ratings and certain financial ratios and are applied to the institution’s assessment base, which equals its average total assets minus its average tangible equity.

In October 2022, the FDIC adopted a final rule that increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The FDIC increased the insurance assessment rates in response to the 2020 decline in the DIF reserve ratio below the statutory minimum of 1.35% established by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the increased assessment is expected to improve the likelihood that the reserve ratio would be restored to 1.35% by September 30, 2028 prescribed under the FDIC’s restoration plan. The FDIC’s assessment rates effective January 1, 2023 (which are subject to certain adjustments) range from 3 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 6 to 30 basis points for those with a CAMELS composite score of 3, and 16 to 30 basis points for those with CAMELS Composite scores of 4 or 5.

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

Regulatory Capital Requirements. The Bank is required to comply with applicable capital adequacy requirements adopted by the Federal Reserve and the other federal bank regulatory agencies (the “Basel III Capital Rules”).  The Basel III Capital Rules apply to all depository institutions as well as to all top-tier bank and savings and loan holding companies that are not subject to the Federal Reserve’s Small Bank Holding Company Policy Statement. The capital requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

The Basel III Capital Rules require the maintenance of “Common Equity Tier 1” (“CET1”) capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The capital rules also establish a minimum leverage ratio of at least 4% Tier 1 capital to average consolidated assets. In addition to the above minimum requirements, the Basel III Capital Rules limits capital distributions and certain discretionary bonus payments if a banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement effectively increases the minimum required risk-based capital ratios to 7% for CET1, 8.5% for Tier 1 capital and 10.5% for Total capital.

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

As of December 31, 2022, the Bank was in compliance with all regulatory capital standards and qualified as “well-capitalized,”  under the prompt correction action regulations.See Note [16] of Notes to Consolidated Financial Statements.

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

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act of 1977 (the “CRA”) and federal regulations thereunder to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state-chartered Federal Reserve member bank like the Bank, the Federal Reserve is required to assess our record of meeting the credit needs of our entire community. The CRA requires the Bank’s record of compliance with the CRA to be taken into account in the evaluation of applications by the Bank or the Company for approval of an expansionary proposal, such as a merger or other acquisition of another bank or the opening of a new branch office. The Bank received an “Outstanding” CRA rating in its most recent assessment received on August 22, 2022 by the Federal Reserve.

In June 2022, the Federal Reserve and the other federal bank regulatory agencies issued a joint proposal to amend their regulations implementing the CRA. The proposed rules would materially revise the current CRA framework, including new assessment area requirements, new methods of calculating credit for lending, investment, and service activities, and additional data collection and reporting requirements. The rulemaking process is in its early stages, and the final CRA rule’s impact to our financial condition and results of operations cannot be predicted at this time.

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

Cybersecurity.  The federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a banking organization’s board of directors. This guidance, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish appropriate security controls and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack. If we fail to meet the expectations set forth in such regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule, which became effective on May 1, 2022, requires a banking organization to notify its primary federal regulator within 36 hours of determining that a “computer-security incident” has materially affected – or is reasonably likely to materially affect – the viability of the banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours.

Bank Secrecy Act / Anti-Money Laundering Laws.  The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001 and the Anti-Money Laundering Act of 2020. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

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

Because the Company has total consolidated assets of less than $3 billion and does not engage in activities that would trigger application of the federal regulatory capital rules, it is not at present subject to consolidated capital requirements under such rules.

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

The Federal Reserve reviews, as part of its standard, risk-focused examination process, the incentive compensation arrangements of banking organizations (such as the Company) that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies are incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. The scope and content of the U.S. banking regulators’ policies on executive compensation is likely to continue to evolve. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

In October 2022, the SEC adopted a final rule directing national securities exchanges, including Nasdaq, to establish listing standards requiring listed companies to adopt policies providing for the recovery or “clawback” of excess incentive-based compensation earned by current or former executive officers during the three fiscal years preceding the date the listed company determines an accounting restatement is required. The SEC final rule will require us to adopt a clawback policy within 60 days after the Nasdaq listing standard becomes effective.

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

Item 1A. Risk Factors

This section highlights material risks that the Company currently faces. Any of the risks described below, along with management’s discussion and analysis and the consolidated financial statements and footnotes, could materially adversely affect our business, financial condition, and results of operations. Additional risks of which management currently is not aware or which management currently considers to not be material may also adversely affect our business, financial condition and results of operations. There is no assurance that this section describes all potential risks to which the Company may be exposed.

Risks Related to Our Business

Credit and Lending Risks

Our business, like that of most banking organizations, is highly susceptible to credit risk.

As a lender, the Bank is exposed to the risk that borrowers will be unable to repay their loans according to terms of the loan agreements and that the collateral securing payment of the loans (if any) may not be sufficient to assure repayment. Credit losses could have a material adverse effect on our business, financial condition, and results of operations.

We have significant exposure to risks associated with commercial and residential real estate.

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including construction and residential and commercial mortgage loans. As of December 31, 2022, we had approximately $228.4 million of owner-occupied and $472.4 million of investment commercial real estate loans outstanding, which represented approximately 14.3% and 29.5%, respectively, of our loan portfolio as of December 31, 2022. As of that same date, we had approximately $393.8 million of construction real estate loans and $394.4 million of residential real estate loans, which represented 24.6% and 24.7% respectively.

The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by local and national economic developments that are not controllable or entirely foreseeable by us or our borrowers. As a result:

•

we have a greater risk of loan defaults and losses in the event of economic weaknesses associated with commercial and residential real estate in our market area and nationally, which may have a negative effect on the ability of our borrowers to timely repay their loans or the value of collateral securing those loans; and

•

loan concentrations and the associated risks related to commercial and residential real estate may pose additional regulatory credit risk concerns, including interest rate risk due to maturity considerations, liquidity risk due to funding considerations and risks to earnings and capital.

During the ordinary course of our business, we may foreclose on and take title to properties securing certain loans, in which event we become exposed to the costs and risks inherent in the ownership of commercial and residential real estate, which could have an adverse effect on our business, financial condition and results of operations. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including:

•	general or local economic conditions;

•	environmental clean-up liabilities;

•	neighborhood values;

•	interest rates;

•	real estate tax rates;

•	operating expenses of the foreclosed properties;

•	supply of and demand for rental units or properties;

•	ability to obtain and maintain adequate occupancy of the properties;

•	zoning laws;

•	governmental rules, regulations and fiscal policies; and

•	extreme weather conditions or other natural or man-made disasters.

Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may also adversely affect our operating expenses.

Commercial and industrial loans may expose us to greater financial and credit risk than other loans.

Commercial and industrial loans can involve a greater degree of financial and credit risk than other loans, including less collateral at liquidation. Any significant failure to pay on time by these customers would hurt our earnings. The increased financial and credit risks associated with these types of loans result from several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans and factors outside the borrowers' control such as adverse financial conditions and governmental regulations. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to additional risks for us under applicable environmental laws described below.

               In recent years commercial real estate markets both nationally and locally have been adversely affected by the COVID-19 pandemic. Remote employee work opportunities during the pandemic have impacted, and may continue to impact, the occupancy of commercial properties. Weakness in our commercial real estate market could result in an increased delinquency rate and losses from these loans. We believe that the resilience of our market and borrowers provides an ability to adjust to and withstand such risks. However, increased losses from this portfolio could have an adverse effect on our business, financial condition and results of operations.

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

A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2022, we had $435.8 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

Our allowance for credit losses may not be adequate to cover actual future losses.

Our success depends significantly on the quality of our assets, particularly loans. Like all financial institutions, we are exposed to the risk that our borrowers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral.

We maintain an allowance for credit losses ("ACL"), which includes the allowance for loan losses ("ALLL"), at a level we believe is adequate to absorb expected losses in our loan portfolio as of the corresponding balance sheet date. The process to determine the ACL uses models and assumptions that require us to make difficult and complex judgments that are often interrelated. This includes forecasting how borrowers will perform in changing and unprecedented economic conditions. The ability of our borrowers to repay their obligations will likely be impacted by changes in future economic conditions, which in turn could impact the accuracy of our loss forecasts and allowance estimates. There is also the possibility that we have failed or will fail to accurately identify the appropriate economic indicators, to accurately estimate the timing of future changes in economic conditions, or to estimate accurately the impacts of future changes in economic conditions to our borrowers, which similarly could impact the accuracy of our loss forecasts and allowance estimates.

If the models, estimates, and assumptions we use to establish reserves or the judgments we make in extending credit to our borrowers prove inaccurate in predicting future events, we may suffer unexpected losses. The ACL is our best estimate of expected credit losses; however, there is no guarantee that it will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly and quickly. In such an event, we may increase our ACL, which would reduce our earnings. Additionally, to the extent that economic conditions worsen, impacting our consumer and commercial borrowers or underlying collateral, and credit losses are worse than expected, as may be caused by persistent inflation, an economic recession or otherwise, we may increase our provision for loan losses, which could have an adverse effect on our results of operations and could negatively impact our financial condition.

Continuing deterioration in economic conditions, including inflation, a possible recession, higher interest rates, unresolved or new adverse effects of the COVID-19 pandemic, and unanticipated problem loans, may necessitate an increase in our allowance for loan losses. In addition, bank regulatory authorities may require an increase or future charge-offs based on their judgments which may differ from ours.

We may be required to increase our provisions for credit losses and to charge off loans in the future, which increases and charges could materially adversely affect us.

There is no precise method of predicting the timing of loan losses. We can give no assurance that our allowance for credit losses is or will be sufficient to absorb actual loan losses. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s estimable and observable losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific impaired loans, trends in historical loss experience, delinquency trends, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current and expected future credit risks and future trends, any or all of which may undergo subsequent material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses.

In addition, bank regulatory agencies periodically review our allowance for loan losses and may require us to increase the provision for loan losses or to recognize further loan charge-offs, based on judgments that differ from those of management. If loan charge-offs in future periods exceed our allowance for loan losses, we will need to record additional provisions to increase our allowance for loan losses. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for loan losses. Generally, increases in our allowance for loan losses will result in a decrease in net income and shareholders’ equity, and may have a material adverse effect on our financial condition, results of operations and cash flows. Material additions to our allowance could also materially decrease our net income and, possibly, capital, and may have an adverse effect on our business.

Our credit standards and judgments and our ongoing process of credit assessment might not protect us from significant credit losses.

            We extend credit to a variety of customers based on internally established standards, judgments and procedures. We manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. We avoid highly leveraged transactions as well as excessive industry and other concentrations. Our credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. While these procedures are designed to provide us with the information needed to implement policy adjustments where necessary, and to take proactive corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

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

Climate change could have a material negative impact on us.

Climate change could negatively impact our business, as well as the operations and activities of our customers. Climate change could present both immediate and long-term risks to our operations, and these risks could increase over time. Climate change could present multi-faceted risks, including operational risks from the physical effects of environmental events on our facilities and other assets, as well as those of our customers; potential credit risk from borrowers with significant exposure to environmental risk; and potential reputational risk from shareholder and public comments and concerns about our practices related to climate change and our relationships with customers and vendors who operate in environmentally sensitive industries. Our business, reputation and ability to attract and retain employees could also be harmed if our responses to climate change are negatively perceived.

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

In an attempt to help the overall economy and in response to inflationary pressures, throughout 2022 the Federal Reserve increased its targetd Fed Funds rate. The Federal Reserve also announced its intention to take other actions to mitigate growing signs of inflation. As the Federal Reserve continues to increase the targeted Fed Funds rate, overall interest rates have been impacted.

Changes in monetary policy, including rapid changes in interest rates, not only could influence the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (1) our ability to originate loans and obtain deposits; (2) the fair value of our financial assets and liabilities, including our securities portfolio; and (3) the average duration of our interest-earning assets. Interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and interest rate relationships may change across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Higher interest payment obligations could also advesely affect certain borrowers, particularly our floating-rate borrowers. Substantial and prolonged increases in market interest rates could have a material adverse effect on our financial condition and results of operation.

Our business may be adversely affected by the transition from the London InterBank Offered Rate (LIBOR) as a reference rate..

The London Interbank Offered Rate (LIBOR) has been used extensively in the United States and globally as a reference rate for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks for short-term loans.

In 2017, the United Kingdom's Financial Conduct Authority announced that it intended to stop persuading or compelling banks to submit LIBOR rates after 2021.

In March 2022, the U.S. Government enacted the Adjustable Interest Rate (LIBOR) Act to provide a transition for legacy contracts that either lack or contain insufficient provisions addressing the cessation of LIBOR by providing for the transition to the applicable reference rate identified by the Federal Reserve on June 30, 2023 (the "LIBOR replacement date"). Effective in February 2023, the Federal Reserve adopted a final rule which establishes benchmark replacement rates to replace LIBOR on the LIBOR replacement date. The final rule identifies SOFR-based Federal Reserve selected benchmark replacements for LIBOR contracts that will not mature prior to the LIBOR replacement date and do not contain clear and practicable benchmark replacements.

The Secured Oversight Financing Rate (SOFR) is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate. These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR.

We have discontinued originating LIBOR-based financial instruments and are now originating loans based on SOFR. Until replacement rates are fully established and all agreements have been addressed, we will continue to have a number of loans, derivative contracts, and other financial instruments with attributes that are directly or indirectly dependent on LIBOR. We are currently unable to assess the ultimate impact of the LIBOR transition.

Liquidity Risk

Liquidity risk could impair our ability to fund operations, meet our obligations as they become due, and jeopardize our financial condition.

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

Among other sources of funds, we rely heavily on deposits for funds to make loans and provide for our other liquidity needs. However, our loan demand has historically exceeded the rate at which we have been able to build core deposits for which there is substantial competition from a variety of different competitors, so we have relied on interest-sensitive deposits, including wholesale deposits, as sources of funds. Those deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those deposits when they mature, or we may have to pay a higher rate of interest to attract or retain them or to replace them with other deposits or with funds from other sources. Not being able to attract deposits, or to retain or replace them as they mature, would adversely affect our liquidity. Paying higher deposit rates to attract, retain or replace those deposits could have a negative effect on our interest margin and operating results. A failure to maintain adequate lidquidity could have a material adverse effect on our business, financial condition and results of operation.

Operational Risks

New lines of business, products, product enhancements or services may subject us to additional risks.

General. From time to time, we implement new lines of business, or offer new products and product enhancements as well as new services within our existing lines of business and we will continue to do so in the future. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have an adverse impact on our business, financial condition or results of operations.

Payments Services. In 2016, we added a new funding source by way of facilitating payment services. We are continuing to identify and solicit new customers in need of these specialized services. The primary reasons for expanding into payment services are to secure an additional source of low-cost deposits and to capture additional fee income. A bank’s risks when dealing with a processor account are similar to risks from other activities in which customers conduct transactions through the bank on behalf of the customers’ clients. It is necessary for a bank to implement an adequate processor approval, monitoring and auditing program that extends beyond credit risk management and is conducted on an ongoing basis. When a bank is not able to identify and understand the nature and source of transactions processed through accounts, the bank’s risks and the likelihood of suspicious activity can increase. Without these precautions, a bank could be vulnerable to processing illicit or sanctioned transactions.

BaaS Software Solutions. In 2021, the Company began development of a proprietary BaaS software solution, AvenuTM, which provides an embedded banking solution that connects our partners (fintechs, application developers, money movers, and entrepreneurs) directly and seamlessly to our Software as a Service (SaaS) solution. Developing and deploying a software program may add additional risk.

We face risks related to our operational, technological and organizational infrastructure.

Our ability to grow and compete is dependent on the Company’s ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand. In our case, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. As discussed below, we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems that the Company uses both to interface with customers and to manage internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

We continuously monitor our operational and technological capabilities and make modifications and improvements as circumstances warrant. In some instances, the Company may build and maintain these capabilities itself. We outsource many of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact the Company and over which it may have limited control. We also face risk from the integration of new infrastructure platforms and/or new third-party providers of such platforms into the Company’s existing businesses.

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

A failure or a breach of our operational systems or infrastructure, or those of third party service providers, could disrupt our business, result in the unauthorized disclosure of confidential or proprietary information, damage our reputation and cause financial losses.

Operations Risk. Our business is dependent on our ability to process, store and transmit, on a daily basis, a number of transactions. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond the Company’s control, such as a spike in transaction volume, cyber-attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential, proprietary and other information on our computer systems and networks. Although we take protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential and proprietary client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

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

Vendor Support Risk. As discussed below, we rely on external vendors to support our operations. We also rely on vendors to provide part of our services we deliver to customers. While we have a vendor management program policy in place and believe we have selected our vendors appropriately, we cannot directly control their employees or their operating environments. A breach or failure of a chosen vendor could have a material adverse impact on our operating environment. Replacing a chosen vendor could also result in a significant delay and expense.

Internet Risk. Our services and technology solutions rely on the internet more and more. Computers connected to the internet are vulnerable to many types of threats by cyber criminals. Although none of these types of attacks have had a material impact on our business to date, we anticipate that the efforts to attack our systems, and those of our customers and vendors, will grow in complexity and volume. As such, we have developed an incident response plan to coordinate the efforts following the identification of an attack.

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

If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Company’s computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’ operations, which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss.

Potential costs of a cyber incident may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.

Insurance Risk. We maintain an insurance policy through the Company’s blanket bond at the maximum of currently available limits. However, we cannot assure you that this policy would be sufficient to cover all financial losses, damages, and penalties, including lost revenues, should the Company experience any one or more of our or a third party’s systems failing or experiencing attack.

A cyber-attack or other security incident, including one that results in the theft, loss, manipulation or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions.

Our ability to provide our products and services, many of which are internet-based, and communicate with our customers, depends upon the management and safeguarding of information systems and infrastructure, networks, software, data, technology, methodologies and business secrets, including those of our service providers. Our products and services involve the collection, authentication, management, usage, storage, transmission and eventual destruction of sensitive and confidential information, including personal information, regarding our customers and their accounts, our employees, our partners and other third parties with which we do business. We also have arrangements in place with third parties through which we share and receive information about their customers who are or may become our customers. The financial services industry, including the Company, is particularly at risk because of the use of and reliance on digital banking products and other digital services, including mobile banking products, such as mobile payments, and other internet- and cloud-based products and applications, and the development of additional remote connectivity solutions, which increase cybersecurity risks and exposure.

Technologies, systems, networks, and other devices of the Bank as well as those of our employees, service providers, partners and other third parties with whom we interact, have been and may continue to be the subject of cyber-attacks and other security incidents, including computer viruses, hacking, malware, ransomware, supply chain attacks, vulnerabilities, credential stuffing, or phishing or other forms of social engineering. Such cyber-attacks and other security incidents are designed to lead to various harmful outcomes, such as unauthorized transactions in the Bank’s  accounts, unauthorized or unintended access to or release, gathering, monitoring, disclosure, loss, destruction, corruption, disablement, encryption, misuse, modification or other processing of confidential or sensitive information (including personal information), intellectual property, software, methodologies or business secrets, disruption, sabotage or degradation of service, systems or networks, or other damage. These threats may derive from, among other things, error, fraud or malice on the part of our employees, insiders, or third parties or may result from accidental technological failure or design flaws. Any of these parties may also attempt to fraudulently induce employees, service providers, customers, partners or other third-party users of our systems or networks to disclose confidential or sensitive information (including personal information) in order to gain access to our systems, networks or data or that of our customers, partners, or third parties with whom we interact, or to unlawfully obtain monetary benefit through misdirected or otherwise improper payment. For instance, any party that obtains our confidential or sensitive information (including personal information) through a cyber-attack or other security incident may use this information for ransom, to be paid by us or a third party, as part of a fraudulent activity that is part of a broader criminal activity, or for other illicit purposes.

Cyber and information security risks for financial institutions like us continue to increase due to the proliferation of new technologies, the industry-wide shift to reliance upon the internet to conduct financial transactions, and the increased sophistication and activities of malicious actors, organized crime, perpetrators of fraud, hackers, terrorists, activists, extremist parties, formal and informal instrumentalities of foreign governments, state-sponsored actors and other external parties. In addition, our customers access our products and services using personal devices that are necessarily external to our security control systems. There has also been a significant proliferation of consumer information available on the internet resulting from breaches of third-party entities, including personal information, log-in credentials and authentication data. This threat could include the risk of unauthorized account access, data loss and fraud. The use of artificial intelligence, “bots” or other automation software can increase the velocity and efficacy of these types of attacks. We will likely face an increasing number of attempted cyber-attacks as we expand our mobile and other internet-based products and services, as well as our usage of mobile and cloud technologies and as we provide more of these services to a greater number of banking customers.

The methods and techniques employed by malicious actors change frequently, are increasingly sophisticated and often are not fully recognized or understood until after they have occurred, and some techniques could occur and persist for an extended period of time before being detected and remediated. We may also be unable to hire, develop and retain talent that keeps pace with the rapidly changing cyber threat landscape, and which are capable of preventing, detecting, mitigating or remediating these risks. Although we seek to maintain a robust suite of authentication and layered information security controls, any one or combination of these controls could fail to prevent, detect, mitigate or remediate these risks in a timely manner.

A disruption or breach, including as a result of a cyber-attack or media reports of perceived security vulnerabilities at the Bank or at our service providers, could result in legal and financial exposure, regulatory intervention, litigation, remediation costs, card reissuance, supervisory liability, damage to our reputation or loss of confidence in the security of our systems, products and services that could adversely affect our business. There can be no assurance that unauthorized access or cyber incidents will not occur or that we will not suffer material losses in the future. If future attacks are successful or if customers are unable to access their accounts online for other reasons, it could adversely impact our ability to service customer accounts or loans, complete financial transactions for our customers or otherwise operate any of our businesses or services. In addition, a breach or attack affecting one of our service providers or other third parties with which we interact could harm our business even if we do not control the service that is attacked.

Further, our ability to monitor our service providers’ cybersecurity practices is limited. Although the agreements that we have in place with our service providers generally include requirements relating to cybersecurity and data privacy, we cannot guarantee that such agreements will prevent a cyber incident impacting our systems or information or enable us to obtain adequate or any reimbursement from our service providers in the event we should suffer any such incidents.

In addition, the increasing prevalence and the evolution of cyber-attacks and other efforts to breach or disrupt our systems or networks or those of our customers, service providers, partners or other third parties with which we interact has led, and will likely continue to lead, to increased costs to us with respect to preventing, detecting, mitigating and remediating these risks, as well as any related attempted fraud. In order to address ongoing and future risks, we must expend resources to support protective security measures, investigate and remediate any vulnerabilities of our information systems and infrastructure and invest in new technology designed to mitigate security risks. Further, high profile cyber incidents at the Bank or other financial institutions could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the global financial system in general, which could result in reduced use of our financial products. We have insurance against some cyber risks and attacks; nonetheless, our insurance coverage may not be sufficient to offset the impact of a material loss event (including if our insurer denies coverage as to any particular claim in the future), and such insurance may increase in cost or cease to be available on commercially reasonable terms, or at all, in the future.

We rely on third party service providers to provide key components of our business infrastructure, and a failure of these parties to perform for any reason could disrupt our operations.

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

Our ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions, whether or not true, of our business practices and/or our financial health. Adverse perceptions could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which the Company engages with its customers and the products the Company offers. Adverse reputational impacts or events may also increase our litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.

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

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations and distracting to management. If we are found to infringe one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have an adverse effect on our business, financial condition and results of operations. As described below these competitors include banks, other financial institution and non-banks offering services and products previously only provided by banks.

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

COVID-19 and its variants have not been completely eliminated.

The Company has resumed pre-COVID-19 pandemic business activities, and our employees have returned to the office. The Bank’s branch offices are open and operating during normal business hours. To protect the health of its customers and employees, the Company continues to take precautions. Those actions have not impaired our ability to conduct business and fully serve our customers. While the adverse impacts of the COVID-19 pandemic have dissipated, COVID-19 and its variants have not been completely eliminated. New variants could adversely disrupt our future operations.

Strategic Risks

Strong competition within our market area could reduce our profits and slow growth.

We face strong competition in making loans, attracting deposits and hiring and retaining experienced employees from various competitors, many of which are larger and have greater financial resources than the Company. Price competition for loans and deposits may result in our charging lower interest rates on loans and paying higher interest rates on deposits, thereby reducing our net interest income. Price competition also may limit our ability to originate loans and adversely affect our growth and profitability. Competition makes it more difficult and costly to attract and retain qualified employees.

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

External and Market-Related Risks

Changes in general business, economic and political conditions, especially in our market area, could adversely affect our growth and earnings.

Our success depends, to a certain extent, upon general business economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore our growth and earnings. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, a potential resurgence of economic and political tensions with China or an escalation of tensions between Russia and Ukraine, all of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers, businesses and overall economic uncertainty may result in changes in spending, borrowing, and saving habits. These economic conditions and other negative developments in the domestic or international credit markets and economies may significantly affect the markets in which we do business. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. The substantial majority of our loans are to individuals and businesses in the Northern Virginia and Washington D.C metropolitan area. Consequently, significant declines in the economy in the Northern Virginia and Washington D.C. metropolitan area could have a materially adverse effect on our financial condition and results of operations.

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

We face substantial competition for customer relationships, as well as other sources of funding in the communities we serve. Competing providers include other banks, savings institutions and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, title companies, money market funds and other financial and nonfinancial companies which offer products functionally equivalent to those available at the Bank. Many competing providers have greater financial resources than we do and offer services within and outside the market areas we serve. In addition to this challenge of attracting and retaining customers for traditional banking services, our competitors include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that financial institutions have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If we are unable to adjust both to increased competition for traditional banking services and changing customer needs and preferences, our financial performance and your investment in our capital stock could be adversely affected.

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

We are subject to extensive regulation, supervision and examination by the Federal Reserve, our primary federal regulator, the Virginia Bureau of Financial Institutions, our chartering authority and the FDIC, as insurer of our deposits. Such regulation and supervision govern the activities in which we  may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock. Various consumers and compliance laws also affect our operations.

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

The Company depends on the Bank for dividends, distributions and other payments.

There can be no assurance of whether or when we may pay dividends in the future. Cash available to pay dividends to our shareholders is derived primarily, if not entirely, from dividends paid to us from the Bank. The ability of the Bank to pay dividends to us as well as our ability to pay dividends to our shareholders is limited by regulatory and legal restrictions and the need to maintain sufficient consolidated capital. We may also decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain capital for use in our business. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to the payment of dividends.

We are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures have not been made. Additionally, dividends on our common stock could be adversely impacted if dividend payments on our preferred stock have not been made.

Although we have paid cash dividends on shares of our common stock in the past, we may not pay cash dividends on shares of our common stock in the future.

Holders of shares of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such purpose. We have a history of paying dividends to our shareholders. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements, the need to maintain adequate capital levels, the need to comply with safe and sound banking practices as well as meet regulatory expectations, and other factors, including the ability of the Bank to make distributions to us, which ability may be restricted by statutory, contractual or other constraints. There can be no assurance that we will continue to pay dividends even if the necessary financial and regulatory conditions are met and if sufficient cash is available for distribution.

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

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, we also are not subject to Section 404(b) of the Sarbanes Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. In this Form 10-K, we have elected to take advantage of the reduced disclosure requirements relating to executive compensation, and in the future we may take advantage of any or all of these exemptions for so long as we remain an emerging growth company. In addition to the relief described above, the JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected not to take advantage of this extended transition period, which means that the financial statements included in this Form 10-K, as well as any financial statements that we file in the future, will be subject to all new or revised accounting standards generally applicable to public companies.

We will cease to be an emerging growth company upon the earliest of: (i)the first fiscal year after our annual gross revenues are $1.07 billion or more; (ii)the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iii)the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year, or five years after completing our initial public offering. Investors may find our common stock less attractive because we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of our choices to reduce disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, the net book value of our office properties was $11.8 million, and the net book value of our furniture, fixtures and equipment was $2.3 million. The following table sets forth information regarding our offices.

			Net Book Value
	Leased or	Year Acquired	of Real
Location	Owned	or Leased	Property
			(In thousands)
Headquarters:
10089 Fairfax Blvd.
Fairfax, VA 22030	Owned	2010	$7,481

Other Properties:
Herndon Branch
727 Elden Street	Leased	2004	—
Herndon, VA 20170

Operations Center
22980 Shaw Road	Leased	2021	—
Sterling, VA, 20166

McLean Branch
1354 Old Chain Bridge Road	Owned	2014	1,386
McLean, VA 22101

Clarendon Branch
1000 N. Highland Street	Owned	2009	562
Arlington, VA 22201

Leesburg Branch
307 E. Market Street	Owned	2017	2,357
Leesburg, VA 20176

Washington D.C. Branch
1130 Connecticut Avenue, N.W.	Leased	2019	—
Washington , D.C. 20036

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion. See Note 7 of Notes to the December 31, 2022, Consolidated Financial Statements, for additional disclosures related to the Company’s properties.

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

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “MNSB.” At December 31, 2022, the Company had approximately 240 shareholders of record. This total does not reflect shares held in nominee or “street name” accounts through various firms.

Dividends

Holders of our common stock are only entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for dividends. As the Company is a financial holding company and does not engage directly in business activities of a material nature, its ability to pay dividends on our common stock will depend, in large part, upon the receipt of dividends from the Bank. Any future determination relating to our dividend policy will be made by the Board of Directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax and regulatory restrictions, and limitations on the payment of dividends by the Company to its shareholders or by the Bank, and such other factors as the Board of Directors may deem relevant. During the fiscal year ended December 31, 2022, the Company declared and paid four cash dividends.

Holders of the common stock are subject to priority dividend rights of any holders of preferred stock then outstanding. There were 28,750 shares of preferred stock outstanding at December 31, 2022.

A discussion of applicable regulatory restrictions on dividends by the Company and the Bank is provided in Item 1 (“Business”) under “Supervision, Regulation and Other Factors – Payment of Dividends.”

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance under equity compensation plans, the weighted average price of such securities and the number of securities remaining available for future issuance, as of December 31, 2022.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining and available for future issuance (2)
Plans approved by shareholders	259,036	$—	280,607
Plans not approved by shareholders	—	—	—
Total	259,036	$—	280,607

(1)	Restricted stock shares were not included when calculating the weighted-average exercise price.
(2)

Remaining shares available for issuance include 280,607 shares under the 2019 Equity Incentive Plan (“2019 Plan”). Shares remaining to be issued subsequent to December 31, 2022 under the 2019 Plan can be issued either as a restricted stock grant or upon exercise of stock options.

Unregistered Sales and Issuer Repurchases of Common Stock

Unregistered Sales of Common Stock

Set forth below is information concerning sales of common stock by the Company during the past 3 years that were not registered under the Securities Act.

In 2019, the Board of Directors of the Bank and the Bank’s shareholders approved the MainStreet Bank 2019 Equity Incentive Plan (the “2019 Plan”), to provide officers, other selected employees and directors with additional incentives to promote growth and performance. The terms and conditions of the 2019 Plan were subsequently converted into and deemed to be the terms and conditions of a substantially identical Company incentive compensation plan. To date, a total of 369,393 shares of restricted common stock have been awarded under the 2019 Plan. During 2022, 101,876 shares of restricted common stock vested from shares issued under both the 2019 Plan and the Bank's 2016 Equity Incentive Plan ("2016 Plan"). See Note 18 of Notes to Consolidated Financial Statements. In August 2019, the Company registered with the SEC, on Form S-8, the shares of common stock that would then be issuable under the 2019 Plan. As a result of the stockholders’ approval of the 2019 Plan, no additional awards were made under the 2016 Plan. All awards that were then outstanding under the 2016 Plan remained outstanding in accordance with their terms.

Repurchases of Common Stock

On October 22, 2020, the Company announced that the Board of Directors had authorized a plan to repurchase up to $17.0 million of the Company’s outstanding common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The new stock repurchase program replaces the Company’s previous program. During the year ended December 31, 2022 the Company repurchased 62,041 shares under this plan. The Company did not repurchase any common shares during the year ended December 31, 2021.

On May 18, 2022, the Company announced that the Board of Directors had authorized a new plan to repurchase up to $7.5 million of the Company’s outstanding common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The new stock repurchase program replaces the Company’s previous program. During the year ended December 31, 2022, the Company repurchased 222,652 shares under this plan. Collectively, the Company repurchased 284,693 shares of common stock during the fiscal year December 31, 2022.

The Company did not repurchase common stock during the fourth quarter of 2022.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	—	$—	—	$—
November 1, 2022 - November 30, 2022	—	$—	—	$—
December 1, 2022 - December 31, 2022	—	$—	—	$—
Total	—		—

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the years ended December 31, 2022 and 2021. The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements.

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

•	adequacy of our allowance for credit losses;

•	deterioration of our asset quality;

•	cyber threats, attacks or events

•	reliance on third parties for key services

•	future performance of our loan portfolio with respect to recently originated loans;

•	additional risks related to new lines of business, products, product enhancements or services;

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

Derivative Financial Instruments: The Bank recognizes derivative financial instruments at fair value as either other assets or other liabilities in the consolidated balance sheet. The Bank’s derivative financial instruments include interest rate swaps with certain qualifying commercial loan customers and dealer counterparties. Because the interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The Bank’s interest rate swaps with loan customers and dealer counterparties are described more fully in Note 19 in the December 31, 2022, Consolidated Financial Statements.

Selected Financial Data

The following table sets forth summarized historical consolidated financial information for each of the periods indicated. This information should be read together with the accompanying consolidated financial statements included in this Form 10-K. The historical information indicated as of and for the years ended December 31, 2022,and 2021 has been derived from the Company's audited consolidated financial statements for the years ended December 31, 2022, and 2021. Historical results set forth below and elsewhere in this Form 10-K are not necessarily indicative of future performance

	At December 31,
	2022	2021
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,925,751	$1,647,402
Total cash and cash equivalents	130,600	93,199
Total investment securities	80,273	120,262
Loans receivable, net	1,579,950	1,341,760
Bank-owned life insurance	37,249	36,241
Premises and equipment, net	14,709	14,863
Computer software, net of amortization	9,149	2,493
Total deposits	1,512,889	1,411,963
FHLB advances and other borrowings	100,000	—
Subordinated debt	72,245	29,294
Total stockholders’ equity	198,282	188,788

	For the year ended December 31,
	2022	2021
	(In thousands)
Selected Operating Data:
Interest income	$83,845	$64,199
Interest expense	13,836	10,663

Net interest income	70,009	53,536
Provision for (recovery of) loan losses	2,398	(1,175)

Net interest income after provision for (recovery of) loan losses	67,611	54,711
Total non-interest income	4,834	6,110
Total non-interest expenses	39,057	32,865

Income before income taxes	33,388	27,956
Income tax expense	6,714	5,785

Net income	26,674	22,171
Less: Preferred stock dividends	2,156	2,156
Net income available to common shareholders	$24,518	$20,015

Basic and diluted net income per common share	$3.26	$2.65

	At or For the Years Ended December 31,
	2022	2021
Performance Ratios:
Return on average assets	1.53%	1.32%
Return on average equity	13.98%	12.38%
Interest rate spread	3.66%	2.94%
Net interest margin (1)	4.19%	3.33%
Efficiency ratio (2)	52.19%	55.10%
Non-interest expense to average assets	2.24%	1.95%
Average interest-earning assets to average interest-bearing liabilities	164.68%	159.31%
Per share Data and Shares Outstanding
Earnings per common share (basic and diluted)	$3.26	$2.65
Book value per common share	$22.98	$21.27
Dividends per common share	$0.25	$—
Tangible book value per common share	$21.75	$20.94
Market value per common share	$27.49	$24.59
Weighted average common shares (basic and diluted)	7,529,382	7,559,310
Common shares outstanding at end of period	7,442,743	7,595,781
Capital Ratios (Bank)
Common equity tier 1(CET1) capital to risk-weighted assets	15.47%	15.23%
Total risk-based capital to risk-weighted assets	16.27%	16.06%
Tier 1 capital to risk-weighted assets	15.47%	15.23%
Tier 1 capital to average assets	15.05%	12.90%
Asset Quality Ratios
Allowance for loan losses as a percentage of total loans	0.88%	0.86%
Allowance for loan losses as a percentage of non-performing assets	N/A	15.09
Net charge-offs to average outstanding loans during the period	0.00%	0.00%
Non-performing loans as a percentage of total loans	0.00%	0.00%
Non-performing assets as a percentage of total assets	0.00%	0.05%
Other Data:
Common equity / total assets	8.88%	9.80%
Total equity / total assets	10.30%	11.46%
Average equity to average assets	10.94%	10.63%
Number of offices	6	6
Number of full-time equivalent employees	168	138

(1)	Non-GAAP; refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section “Non-GAAP Measures” of this Form 10-K.
(2)	Efficiency ratio is calculated as non-interest expense as a percentage of net interest income and non-interest income.

Analysis of Results of Operations for the Years Ended December 31, 2022 and 2021

Net Income

The following table sets forth the principal components of net income for the periods indicated.

	For the Year Ended December 31,
	2022	2021	% Change
	(In thousands)
Interest income	$83,845	$64,199	30.60%
Interest expense	13,836	10,663	29.76%
Net interest income	70,009	53,536	30.77%
Provision for (recovery of) loan losses	2,398	(1,175)	304.09%
Net interest income after provision	67,611	54,711	23.58%
Non-interest income	4,834	6,110	-20.88%
Non-interest expense	39,057	32,865	18.84%
Net income before income taxes	33,388	27,956	19.43%
Income tax expense	6,714	5,785	16.06%
Net income	26,674	22,171	20.31%
Less: Preferred stock dividends	2,156	2,156	0.00%
Net income available to common shareholders	$24,518	$20,015	22.50%

Net income for the year ended December 31, 2022, was $26.7 million, an increase of $4.5 million, or 20.3% compared to $22.2 million earned during the year ended December 31, 2021. The increase in net income was due to $16.5 million of additional net interest income, primarily driven by increased volume of loans and increase in interest rates. The increase net interest income was offset by an increase in non-interest expenses of $6.2 million primarily in salaries and employee benefits and general operating expenses.

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

Net interest income before provision for or recovery of loan losses totaled $70.0 million for the year ended December 31, 2022, compared to $53.5 million for the year ended December 31, 2021. The increase in net interest income was driven by an increase in loan production and increase in interest rates on variable rate credits and loans that repriced during the year ended December 31, 2022.

The net interest margin was 4.19% for the year ended December 31, 2022, compared to 3.35% for the year ended December 31, 2021, on a fully tax equivalent basis. The increase in net interest margin primarily resulted from an increase of income on our interest earning assets that outpaced the increase on average rates of our cost of funds, primarily in interest-bearing deposits,  money market deposits and other borrowings. The increase in the federal funds target rate will impact wholesale deposits that will reprice in a higher interest rate environment, which will increase margin pressure on our loan portfolio and other interest earning assets.

The yield for the year ended December 31, 2022 for the loan portfolio was 5.47% compared to 4.79% for the year ended December 31, 2021. The increase primarily reflects the maturity of lower yielding loans and higher yields on new and variable rate loans based on higher interest rates during the year. The Federal Reserve increased its targeted benchmark interest rate 425 - 450 basis points by the year end, which impacted yields obtained on new loans throughout the year.

For the year ended December 31, 2022, the yield on the taxable investment securities portfolio was 2.20% compared to 2.08% for the year ended December 31, 2021. For the year ended December 31, 2022, the yield on the tax-exempt investment securities portfolio was 3.48% compared to 3.42% for the year ended December 31, 2021. The increase in both categories was primarily due to rates on variable securities increasing with the current rate environment and lower yields on investment securities maturing during the period.

The rate paid on interest bearing deposits increased to 1.14% during the year ended December 31, 2022, from 0.90% during the year ended December 31, 2021. This increase was a result of higher rates paid on all outstanding deposits in conjunction with the increasing rate environment throughout the year.

The rate paid on FHLB borrowings for the year ended December 31, 2022 was 1.45% compared to the prior year when the bank did not have any FHLB borrowings outstanding.

The following table sets forth the major components of net interest income and the related yields and rates for the year ended December 31, 2022, compared to the year ended December 31, 2021.

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

	For the Year Ended December 31,
	2022			2021
	Average Balance	Interest Income/ Expense (5)	Yield/ Cost (5)	Average Balance	Interest Income/ Expense (5)	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,442,716	$78,872	5.47%	$1,289,445	$61,743	4.79%
Investment securities
Taxable	72,809	1,603	2.20%	60,732	1,263	2.08%
Tax-exempt	38,528	1,339	3.48%	39,170	1,341	3.42%
Federal funds and interest-bearing deposits	122,596	2,312	1.89%	$216,436	134	0.06%
Total interest-earning assets	$1,676,649	$84,126	5.02%	1,605,783	$64,481	4.02%
Non-interest-earning assets	67,380			79,357
Total assets	$1,744,029			$1,685,140
Interest-bearing liabilities:
Interest-bearing demand deposits	$85,566	$601	0.70%	$67,897	$229	0.34%
Money market deposits	137,066	1,547	1.13%	333,160	772	0.23%
Savings and NOW deposits	63,401	203	0.32%	74,975	165	0.22%
Time deposits	642,918	8,202	1.28%	498,001	7,613	1.53%
Total interest-bearing deposits	$928,951	$10,553	1.14%	$974,033	$8,779	0.90%
Federal funds purchased	2	—	—	—	—	—
Federal Home Loan Bank advances	23,986	347	1.45%	—	—	—
Subordinated debt	65,176	2,936	4.50%	33,953	1,884	5.55%
Total interest-bearing liabilities	$1,018,115	$13,836	1.36%	$1,007,986	$10,663	1.06%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	535,075			498,031
Total liabilities	$1,553,190			$1,506,017
Stockholders’ Equity	190,839			179,123
Total liabilities and Stockholders’ equity	$1,744,029			$1,685,140
Net interest income		$70,290			$53,818
Interest rate spread (2)			3.66%			2.96%
Net interest-earning assets (3)	$658,534			$597,797
Net interest margin (4)			4.19%			3.35%
Average interest-earning assets to average interest-bearing liabilities	164.68%			159.31%

(1)	Includes loans classified as non-accrual.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)

Income and yields for all periods are reported on a tax-equivalent basis using the federal statutory rate of 21%. Non-GAAP; refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section “Non-GAAP Measures” of this Form 10-K.

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

	For the Twelve Months Ended
	December 31, 2022 and 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$7,806	$9,323	$17,129
Investment securities	263	75	338
Federal funds and interest-bearing deposits	(79)	2,257	2,178
Total interest-bearing assets	$7,990	$11,655	$19,645
Interest-bearing liabilities:
Interest-bearing demand deposits	$73	$299	$372
Money market deposit accounts	(683)	1,458	775
Savings and NOW deposits	(28)	66	38
Time deposits	1,972	(1,383)	589
Total deposits	$1,334	$440	$1,774
Federal Home Loan Bank advances	347	—	347
Subordinated debt	1,464	(412)	1,052
Total interest-bearing liabilities	3,145	28	3,173
Change in net interest income	$4,845	$11,627	$16,472

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

The provision for loan losses increased to a loan loss provision of $2.4 million for the year ended December 31, 2022, compared to the prior year which ended as a recovery of loan loss provision of $1.2 million. The increase is a return to a normal provision for loan losses due to loan growth. The prior year was a direct result of recovering the special COVID-19 pandemic provision that was provisioned for in 2021. Loan originations increased $24.4 million, which totaled $575.6 million for the year ended December 31, 2021 compared to loan originations of $599.9 million for the year ended December 31, 2022. Non-performing loans were $0 at December 31, 2021 and $21,000 at December 31, 2022.

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

During the year ended December 31, 2022, substandard loans increased $4.2 million for a balance of $9.5 million. During the year ended December 31, 2022, special mention loans decreased $16.9 million to $0. During the year ended December 31, 2022, watch list loans decreased $45.6 million to $25.0 million. Management does not believe any loss currently exists in these loans. During the year ended December 31, 2022, there were no charge-offs and recoveries of $19,000 were received. During the year ended December 31, 2021, there were $32,000 in charge-offs recorded and recoveries received of $27,000.

Non-Interest Income

Our primary sources of non-interest income are service charges on deposit accounts, such as interchange fees and statement fees, income earned on bank owned life insurance, fees earned from executing interest rate swaps on commercial loans, and gains realized on the sale of the guaranteed portion of Small Business Administration (“SBA”) loans.

The following table presents, for the periods indicated, the major categories of non-interest income:

	For the Year Ended December 31,
	2022	2021	% Change
	(In thousands)
Non-interest income
Deposit account service charges	$2,420	$2,426	-0.25%
Bank owned life insurance income	1,008	900	12.00%
Loan swap fee income	619	83	645.78%
Net gain on called held-to-maturity securities	4	6	-33.33%
Net gain (loss) on sale of loans	(168)	847	-119.83%
Other fee income	951	1,848	-48.54%
Total non-interest income	$4,834	$6,110	-20.88%

Non-interest income decreased $1.3 million, or 20.9%, to $4.8 million for the year ended December 31, 2022 from $6.1 million for the year ended December 31, 2021. The decrease in non-interest income was primarily due to mortgage originations and other loan fees were down $382,000 and $528,000, respectively for the year ended December 31, 2022. Fees earned on interest rate swaps for commercial loans increased $536,000, or 645.8%, to $619,000 for the year ended December 31, 2022 from $83,000 for the year ended December 31, 2021. This increase was purely related to the volume of interest rate swaps entered into during 2021 compared to 2022. Bank owned life insurance income increased $108,000 for the year ended December 31, 2022, compared to the year ended December 31, 2021, due to the rising rate environment throughout 2022. The deposit service fees largely remained consistent for the year ended December 31, 2022, as compared to the same period in 2021.

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

	For the Year Ended December 31,
	2022	2021	% Change
	(In thousands)
Non-interest expense
Salaries and employee benefits	$23,801	$19,305	23.29%
Occupancy expenses	1,471	1,541	-4.54%
Furniture and equipment expenses	2,786	2,468	12.88%
Advertising and marketing	2,304	1,565	47.22%
Outside services	2,075	1,394	48.85%
Administrative expenses	872	685	27.30%
Franchise tax	1,430	1,544	-7.38%
FDIC insurance	637	1,051	-39.39%
Data processing	1,303	1,189	9.59%
Other real estate expenses, net	38	84	-54.76%
Other operating expenses	2,340	2,039	14.76%
Total non-interest expense	$39,057	$32,865	18.84%

Non-interest expense increased $6.2 million or 18.8% to $39.1 million for the year ended December 31, 2022 from $32.9 million for the year ended December 31, 2021 primarily as a result of increases in salary and employee benefits of $4.5 million, advertising and marketing expenses of $739,000 and outside services of $681,000. Salaries and employee benefits expense increased by $4.5 million to $23.8 million for the year ended December 31, 2022 from $19.3 million for the year ended December 31, 2021 primarily as a result of increasing our personnel team members by 30 employees. Advertising and marketing increased $739,000, or 47.2%, to $2.3 million for the year ended December 31, 2022 from $1.6 million for the year ended December 31, 2021. Outside service expenses increased $681,000, or 48.9%, to $2.1 million for the year ended December 31, 2022, due to investments in the Company’s payments division and other technological infrastructure. Offsetting these increases, our FDIC insurance decreased approximately $414,000 to $637,000 for the year ended December 31, 2022 from $1.1 million for the year ended December 31, 2021. This decrease was attributed to continued financial strength that resulted in a reduction of FDIC assessments.

Income Tax Expense

Income tax expense increased $929,000, or 16.1%, to $6.7 million for the year ended December 31, 2022 from $5.8 million for the year ended December 31, 2021. The increase in federal income tax expense for the year ended December 31, 2022 compared to the same period a year earlier was driven by the increase in income before income taxes of $5.4 million, or 19.4%, to $33.4 million as of December 31, 2022 compared to $28.0 million for the same period in the prior year. The Company is able to apply and claim a research and development tax credit for its associated work in developing a software platform. In addition, the Company has invested in projects that generate tax credits through the Low Income Housing Tax Credits ("LIHTC") program as well as NMTC projects. As a result of tax regulation, the Company has included assessments in income tax expense for state tax liabilities during 2022. For the year ended December 31, 2022, the Bank had an effective tax rate of 20.1%, compared to effective federal tax rate of 20.7% for the year ended December 31, 2021.

Analysis of Results of Operations for the Year Ended December 31, 2022

Net Income

The following table sets forth the principal components of net income (loss) for the Avenu division of MainStreet Bank for the periods indicated. All amounts set forth are included in the Results of Operations for the Year Ended December 31, 2022 and 2021 for MainStreet Bancshares, Inc. unless indicated otherwise.

	For the Year Ended December 31,
	2022	2021	% Change
	(In thousands)
Income Statement
Service charge income	$912	$904	0.88%
Other income	94	46	104.35%
Income from deposits (1)	1,097	50	2094.00%
Total income	2,103	1,000	110.30%

Salaries and employee benefits	1,178	521	126.10%
Outside services	544	235	131.49%
Compliance expenses	209	—	100.00%
Other operating expenses	605	113	435.40%
Total expense	2,536	869	191.83%
Net income (loss) before taxes	$(433)	131	-430.53%

(1)	Determined by funds transfer pricing of non-interest bearing deposits using the weighted average Effective Fed Funds Rate during fiscal year ended December 31, 2022.

For the year ended December 31, 2022, the Avenu division recorded a net loss of $433,000. As the Company develops the software and ramps up the resources needed to operate a new division, elevated levels of non-interest expenses were anticipated. The Avenu division held $62.9 million in average non-interest bearing deposits which provides tremendous value to the Company, while simultaneously establishing a new division. Avenu is developing a comprehensive hosted BaaS software platform that will provide Fintechs with a subledger integrated within a regulatory compliant framework, easily connectable application programming interfaces ("APIs"), and access to banking payment networks. The goal for the Avenu team is to deploy the platform in 2023.

Comparison of Statements of Financial Condition at December 31, 2022 and at December 31, 2021

Total Assets

Total assets increased $278.3 million, or 16.9%, to $1.9 billion at December 31, 2022 from $1.6 billion at December 31, 2021. The increase was primarily the result of increases of $240.7 million in gross loans receivable, $37.4 million in cash equivalents, and $25.4 million in other assets. These increases were offset by a decrease in availabe-for-sale securities of $37.3 million, attributable to not purchasing treasury securities as part of our income tax strategy.

Investment Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital and liquidity requirements. Our investment policy is established and reviewed annually by the Board of Directors. We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, time deposits of federally insured institutions, subordinated debt of other financial institutions, equity securities, certain bankers’ acceptances and federal funds.

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

The total investment securities portfolio, including both investment securities available for sale and investment securities held to maturity, was $80.3 million at December 31, 2022, a decrease of $40.0 million compared with December 31, 2021. At December 31, 2022, the investment securities portfolio includes $62.6 million of investment securities available for sale and $17.6 million of investment securities held to maturity compared to $99.9 million of investment securities available for sale and $20.3 million of investment securities held to maturity at December 31, 2021.

The Company did not sell any securities within the investment portfolio for the year ended December 31, 2022 or 2021.

While all securities are reviewed by the Company for other-than-temporary impairments (“OTTI”), the securities that typically are impacted by credit impairment are non-agency collateralized mortgage obligations and asset-backed securities. Refer to Note 3, in Notes to Consolidated Financial Statements for further details. To date, we have had no OTTI.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2022, are summarized in the following table. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust. The Company does invest in both taxable and non-taxable municipal securities. No material changes occurred in the non-taxable security portfolio for the year ended December 31, 2022.

			More than One Year		More than Five Years		More than
	One Year or Less		through Five Years		through Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Value	Yield (1)
	(Dollars in thousands)
Securities available for sale:
Collateralized Mortgage Securities	$—	—	$—	—	$481	2.60%	$26,320	1.78%	$26,801	$22,227	1.79%
Subordinated Debt	—	—	—	—	9,970	3.89%	—	—	9,970	8,827	3.89%
Municipal Securities
Taxable	—	—	1,000	3.42%	1,425	1.55%	8,250	2.44%	10,675	7,966	2.41%
Tax-exempt	—	—	—	—	1,180	4.36%	21,643	3.48%	22,823	20,175	3.53%
U.S. Government Agencies	—	—	—	—	—	—	3,470	5.01%	3,470	3,436	5.01%

Total	$—	—	$1,000	3.42%	$13,056	3.54%	$59,683	2.67%	$73,739	$62,631	2.85%

Securities held to maturity:
Municipal Securities
Tax-exempt	$264	3.35%	$1,073	3.84%	$7,328	3.80%	$6,477	3.77%	$15,142	$14,940	3.78%
Subordinated Debt	—	—	—	—	2,500	5.60%	—	—	2,500	2,500	5.60%

Total Securities	$264	3.35%	$1,073	3.84%	$9,828	4.25%	$6,477	3.77%	$17,642	$17,440	4.04%

(1)	Yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%

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

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2022. Demand loans, having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	As of December 31, 2022
	Single-Family	Multi-Family	Farmland	Owner Occupied	Non-owner Occupied
	(In thousands)
Amounts due in:
One year or less	$36,251	$29,677	$84	$5,378	$89,345
After one year through two years	12,950	51,249	—	19,215	36,248
After two years through three years	6,551	1,757	—	2,441	7,756
After three years through five years	31,803	62,656	—	29,474	85,289
After five years through ten years	77,335	68,959	—	153,349	209,164
After ten years through fifteen years	1,602	1,326	71	17,357	44,476
After fifteen years	12,123	—	—	1,160	76
Total	$178,615	$215,624	$155	$228,374	$472,354

	Construction and Land Development	Commercial and Industrial	Consumer	Total Loan Portfolio Maturities
Amounts due in:	(In thousands)
One year or less	$176,062	$24,363	$5,564	$366,724
After one year through two years	22,851	22,566	3,906	168,985
After two years through three years	8,000	7,440	2,187	36,132
After three years through five years	68,380	22,794	1,508	301,904
After five years through ten years	88,612	18,608	—	616,027
After ten years through fifteen years	28,115	—	171	93,118
After fifteen years	1,763	1,580	—	16,702
Total	$393,783	$97,351	$13,336	$1,599,592

The following table sets forth our fixed and adjustable-rate loans at December 31, 2022, that are contractually due after December 31, 2022.

	Due After December 31, 2022
	Fixed	Adjustable
	Rates	Rates	Total
	(In thousands)
Residential real estate:
Single family	$41,640	$136,975	$178,615
Multifamily	124,596	91,028	215,624
Farmland	155	—	155
Commercial real estate:
Owner occupied	97,884	130,490	228,374
Non-owner occupied	151,840	320,514	472,354
Construction and land development	46,843	346,940	393,783
Commercial – non-real estate:
Commercial and industrial	46,669	50,682	97,351
Consumer – non-real estate:
Unsecured	1,984	—	1,984
Secured	9,909	1,443	11,352
Totals	$521,520	$1,078,072	$1,599,592

The following table shows our loan originations, participations, purchases, sales and repayment activities for the periods indicated.

	Years Ended December 31,
	2022	2021
	(In thousands)
Total loans at beginning of year:	$1,358,935	$1,249,435
Loans originated:
Real estate loans:
Residential real estate:
Single family	48,488	61,578
Multifamily	78,061	85,890
Farmland	—	488
Commercial real estate:
Owner occupied	71,869	49,593
Non-owner occupied	126,244	70,672
Construction and land development	232,322	194,797
Commercial – non-real estate:
Commercial and industrial	39,977	110,929
Consumer – non-real estate:
Unsecured	1,984	185
Secured	973	1,427
Total loans originated:	599,918	575,559

Loan principal repayments:
Principal repayments	359,261	492,105

Loans transferred to (from) loans held for sale:
Transfers from loans held for sale	—	(26,046)

Net loan activity	240,657	109,500

Total loans at the end of year	$1,599,592	$1,358,935

Loans, net of unearned income, totaled $1.6 billion at December 31, 2022, an increase of $240.7 million from December 31, 2021. The increase in total loans was primarily driven by growth in the overall loan portfolio, with significant increases in multifamily residential real estate, as well as the owner occupied and non-owner occupied commercial real estate portfolio.

Asset Quality

The Company’s asset quality remained strong during the year ended December 31, 2022. Nonperforming assets, which includes nonaccrual loans, accruing loans 90 days past due, accruing troubled debt restructured (“TDR”) loans 90 days past due, and other real estate owned totaled $21,000 at December 31, 2022, and $775,000 million at December 31, 2021.

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

As a percentage of total assets, nonperforming assets were 0.00% at December 31, 2022, compared with 0.05% at December 31, 2021. As of December 31, 2022, the Company had no loans placed on nonaccrual status.

See Note 1, Organization, Basis of Presentation, and Impact of Recently Issued Accounting Pronouncements and Note 5, Allowance for Loan Losses, in Notes to Consolidated Financial Statements for further information on the Company’s credit grade categories, which are derived from standard regulatory rating definitions.

The following table summarizes asset quality information at December 31, 2022, and December 31, 2021.

	December 31,	December 31,
	2022	2021
	(Dollars in thousands)
Loans accruing past 90 days:
Commercial and industrial	$15	$—
Consumer non real estate - secured	6	—
Total non-performing loans	21	—
Other real estate owned	—	775
Total non-performing assets	$21	$775
Ratios:
Total non-performing loans to gross loans receivable	0.00%	0.00%
Total non-performing loans to total assets	0.00%	0.00%
Total non-performing assets to total assets	0.00%	0.05%

There was no interest income that would have been recorded for the years ended December 31, 2022 and 2021 had non-accruing loans been current according to their original terms.

According to United States generally accepted accounting principles, restructuring a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The CARES Act states that from March 1, 2020, until the end of the year (unless the President terminates the COVID-19 emergency declaration sooner), financial institutions may elect to suspend the TDR accounting principles for loan modifications related to COVID-19. The Consolidated Appropriations Act of 2021, enacted in December 2020, extended this relief to the earlier of January 1, 2022, or the first day of a bank’s fiscal year that begins after the national emergency ends.

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

As of December 31, 2022, there were no loans not disclosed in the above table, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Year Ended December 31,	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$11,697	$12,877
Charge-offs:
Consumer	—	(32)
Total charge-offs	—	(32)
Recoveries:
Commercial and industrial	—	11
Consumer	19	16
Total recoveries	19	27
Net (charge-offs) recoveries	19	(5)
Provision for (recovery of) loan losses	2,398	(1,175)
Balance at end of period	$14,114	$11,697
Ratios:
Net charge offs to average loans outstanding (annualized)	0.00%	0.00%
Allowance for loan losses to non-performing loans at end of period	0.15%	N/A
Allowance for loan losses to gross loans at end of period	0.88%	0.86%

At December 31, 2022, our allowance for loan losses represented 0.88% of total loans and had only $21,000 in non-performing loans. The allowance for loan losses increased to $14.1 million at December 31, 2022 from $11.7 million at December 31, 2021 as a direct result of normal loan provisions in conjunction with loan growth throughout the year. There were $19,000 in net loan recoveries and $5,000 in net loan charge-offs during the years ended December 31, 2022 and December 31, 2021, respectively.

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

	At December 31,
	2022			2021
(Dollars in thousands)	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Residential Real Estate:
Single family	$1,240	8.8%	11.2%	$1,119	9.6%	11.9%
Multifamily	906	6.4%	13.5%	551	4.7%	10.1%
Farmland	—	—	0.0%	2	0.0%	0.1%
Commercial Real Estate:
Owner occupied	2,102	14.9%	14.3%	1,859	15.9%	12.7%
Non-owner occupied	5,057	35.8%	29.5%	3,830	32.7%	26.6%
Construction and Land Development	3,347	23.7%	24.6%	2,697	23.1%	24.8%
Commercial – Non Real Estate:
Commercial and industrial	1,418	10.0%	6.1%	1,540	13.2%	12.1%
Consumer – Non Real Estate:
Unsecured	—	—	0.1%	32	0.3%	0.0%
Secured	44	0.4%	0.7%	67	0.6%	1.7%

Total	$14,114	100.0%	100.0%	$11,697	100.0%	100.0%

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

Total deposits increased by $100.9 million from December 31, 2021 to December 31, 2022. Brokered deposits, which are included in the table below, totaled $317.3 million and $245.5 million at December 31, 2022, and December 31, 2021, respectively. The following table presents the Company’s average deposits segregated by major category for the year ended December 31, 2022:

	At December 31,
	2022			2021
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Interest-bearing demand	$85,566	5.85%	0.70%	$67,897	4.68%	0.34%
Money market	137,066	9.37%	1.13%	$333,160	22.93%	0.23%
Savings and NOW	63,401	4.33%	0.32%	$74,975	5.16%	0.22%
Time deposits	642,918	43.93%	1.28%	$498,001	34.28%	1.53%
Interest-bearing deposits	928,951	63.48%	1.14%	974,033	67.05%	0.90%

Non-interest bearing demand	534,338	36.52%		478,727	32.95%

Total deposits	$1,463,289	100.00%	0.72%	$1,452,760	100.00%	0.60%

The overall increase in total deposits were primarily driven by an increase in non-interest bearing demand deposits and time deposits largely due to our deposit gather strategies. These increases were partially offset by a decrease in money market deposits. Non-interest bearing deposits increased from December 31, 2022, compared to December 31, 2021 primarily as a result of increased efforts Company wide to replace higher cost of funds with sticky lower cost deposit accounts.

At December 31, 2022, the Company had $486.9 million in total deposits in excess of the FDIC insurance limit of $250,000.

Certificates of deposit in amounts in excess of the FDIC insurance limit of $250,000 totaled approximately $331.3 million. The following table sets forth the maturity of these certificates as of December 31, 2022.

December 31, 2022
(In thousands)
Maturity period:
Three months or less	$113,962
Over three through six months	93,817
Over six through twelve months	85,494
Over twelve months through three years	37,984
Over three years	—

Total	$331,257

The following table sets forth all of our time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2022	2021
	(In thousands)
Interest Rate Range:
0.01 – 0.99%	$260,427	$274,274
1.00 – 1.99%	94,188	19,596
2.00 – 2.99%	129,629	144,731
3.00 and greater	123,897	20,547
Total	$608,141	$459,148

The following table sets forth by interest rate ranges information concerning the maturities of our certificates of deposit as of December 31, 2022.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate Range:
0.01 – 0.99%	$252,571	$5,725	$1,715	$416	$260,427	42.82%
1.00 – 1.99%	50,554	39,174	4,364	96	94,188	15.49%
2.00 – 2.99%	103,216	26,339	74	—	129,629	21.32%
3.00 and greater	110,543	11,601	1,091	662	123,897	20.37%
Total	$516,884	$82,839	$7,244	$1,174	$608,141	100.00%

Borrowed Funds

We may obtain advances from the Federal Home Loan Bank of Richmond upon the security of the common stock we own in that bank and certain of our residential and commercial mortgage loans, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

At December 31, 2022 and 2021, we were permitted to borrow up to an aggregate total of $465.0 million and $414.0 million, respectively, from the Federal Home Loan Bank of Richmond. There were Federal Home Loan Bank borrowings outstanding of $100.0 million and $0 at December 31, 2022, and December 31, 2021, respectively. Additionally, we had credit availability of $104.0 million with correspondent banks for short-term liquidity needs, if necessary. No borrowings were outstanding at December 31, 2022 and 2021, under this facility.

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

The Board of Director's and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2022.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2022, cash and cash equivalents totaled $130.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $62.6 million at December 31, 2022.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $33.5 million and $29.1 million for the twelve months ended December 31, 2022, and December 31, 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $228.7 million and $60.5 million for the twelve months ended December 31, 2022, and December 31, 2021, respectively. There were no sales of available-for-sale debt securities in 2022 or 2021. Net cash provided by financing activities was $232.6 million and used in financing activities was $14.2 million for the twelve months ended December 31, 2022 and 2021, respectively, which consisted primarily of increases in interest bearing deposits and FHLB advances for the twelve months ended December 31, 2022. There were no net repayments from the Federal Home Loan Bank for year ended 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2022, totaled $516.9 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds in the normal course of business, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2022 and 2021 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2022, the Company and the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2022 and 2021, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Common Equity Tier 1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual regulatory capital amounts and ratios as of December 31, 2022 and 2021 are presented in the table below.

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total capital (to risk-weighted assets)	$286,572	16.27%	$140,929	≥ 8.0%	$176,161	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$272,458	15.47%	$79,272	≥ 4.5%	$114,504	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$272,458	15.47%	$105,696	≥ 6.0%	$140,929	≥ 8.0%
Tier 1 capital (to average assets)	$272,538	15.05%	$72,435	≥ 4.0%	$90,544	≥ 5.0%
As of December 31, 2021
Total capital (to risk-weighted assets)	$227,359	16.06%	$113,249	≥ 8.0%	$141,562	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$215,662	15.23%	$63,703	≥ 4.5%	$92,015	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$215,662	15.23%	$84,937	≥ 6.0%	$113,249	≥ 8.0%
Tier 1 capital (to average assets)	$215,662	12.90%	$66,898	≥ 4.0%	$83,622	≥ 5.0%

Non-GAAP Measures

In reporting the results of December 31, 2022, the Company has provided supplemental performance measures on an operating basis. These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company uses the non-GAAP measures discussed herein in its analysis of the Company’s performance.

Net interest margin on a fully tax equivalent (FTE) basis, provides valuable additional insight into the net interest margin and the impact that investments in tax-exempt securities have on our financial metrics. The entire FTE adjustment is attributable to the interest tax effect on tax-exempt securities, using the statutory federal income tax rate of 21%.

The Company believes that tangible common stockholders equity, excluding intangible assets, is a meaningful supplement to GAAP financial measures and useful to investors because it provides an additional measure to calculate the book value of our common shares by removing the value of a subjective portion of our balance sheet.

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31,

	For the year ended December 31,
(Dollars in thousands)	2022	2021
Net interest margin (FTE)
Net interest income (GAAP)	$70,009	$53,536
FTE adjustment on tax-exempt securities	281	282
Net interest income (FTE) (non-GAAP)	70,290	53,818

Average interest earning assets	$1,676,649	1,605,783
Net interest margin (GAAP)	4.18%	3.33%
Net interest margin (FTE) (non-GAAP)	4.19%	3.35%

Stockholders equity, adjusted
Total stockholders equity (GAAP)	$198,282	$188,788
Less: preferred stock	(27,263)	(27,263)
Total common stockholders equity (GAAP)	171,019	161,525
Less: intangible assets	9,149	2,493
Tangible common stockholders equity (non-GAAP)	161,870	159,032

Shares outstanding	7,442,743	7,595,781
Tangible book value per common share (non-GAAP)	$21.75	$20.94

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

The table below sets forth, as of December 31, 2022, the calculation of the estimated changes in our net interest income that would result from changes in market interest rates over one year if we take no action from our current plan.

Basis Point Change in	Net Interest Income	Year 1 Change
Interest Rates	Year 1 Forecast	From Level
(Dollars in thousands)
+400	$39,336	63.14%
+300	$35,752	48.27%
+200	$31,847	32.08%
+100	$28,271	17.25%
Level	$24,112	—
-100	$19,857	-17.65%
-200	$15,088	-37.43%
-300	$10,798	-55.22%
-400	$6,764	-71.95%

Economic Value of Equity (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2022.

		Estimated Increase		EVE as a Percentage of Fair
		(Decrease) EVE		Value of Assets(3)
Basis Point					Increase
Change in	Estimated			EVE	(Decrease)
Interest Rates(1)	EVE(2)	Amount	Percent	Ratio(4)	Basis Points
(Dollars in thousands)
+400	$330,364	$(4,740)	(1.41)%	4.87%	87
+300	$337,010	$1,906	0.57%	5.20%	93
+200	$339,397	$4,293	1.28%	4.33%	77
+100	$340,263	$5,158	1.54%	2.97%	53
Level	$335,105	$—	—	—	—
-100	$324,423	$(10,682)	(3.19)%	(4.44)%	(79)
-200	$308,977	$(26,127)	(7.80)%	(10.16)%	(182)
-300	$291,949	$(43,156)	(12.88)%	(16.29)%	(291)
-400	$273,933	$(61,172)	(18.25)%	(22.66)%	(405)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less fair value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

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

Management believes the most significant potential impact of inflation on financial results is a direct result of the Company’s ability to manage the impact of changes in interest rates. Management attempts to maintain a balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing interest rates and is one of many factors considered in determining the Company’s interest rate positioning. The Company is asset sensitive as of December 31, 2022. Refer to the Net Interest Income Sensitivity table for additional details on the Company’s interest rate sensitivity.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

MainStreet Bancshares, Inc.

Fairfax, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of MainStreet Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Winchester, Virginia

March 23, 2023

Item 8 – Financial Statements and Supplementary Data

Consolidated Financial Statements

Consolidated Statements of Financial Condition as of December 31, 2022 and December 31, 2021 (Dollars in thousands, except per share data)

	At December 31, 2022	At December 31, 2021
Assets
Cash and due from banks	$48,931	$61,827
Federal funds sold	81,669	31,372
Cash and cash equivalents	130,600	93,199
Investment securities available-for-sale, at fair value	62,631	99,913
Investment securities held-to-maturity, at amortized cost	17,642	20,349
Restricted securities, at amortized cost	24,325	15,609
Loans, net of allowance for loan losses of $14,114 and $11,697, respectively	1,579,950	1,341,760
Premises and equipment, net	14,709	14,863
Other real estate owned, net	—	775
Accrued interest and other receivables	9,581	7,701
Computer software, net of amortization	9,149	2,493
Bank owned life insurance	37,249	36,241
Other assets	39,915	14,499
Total Assets	$1,925,751	$1,647,402
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$550,690	$530,678
Interest bearing demand deposits	80,099	69,232
Savings and NOW deposits	51,419	85,175
Money market deposits	222,540	267,730
Time deposits	608,141	459,148
Total deposits	1,512,889	1,411,963
Federal Home Loan Bank advances	100,000	—
Subordinated debt, net	72,245	29,294
Other liabilities	42,335	17,357
Total Liabilities	1,727,469	1,458,614
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized non-cumulative perpetual; 28,750 issued and outstanding as of December 31, 2022 and December 31, 2021	27,263	27,263
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 7,442,743 shares (including 259,036 nonvested shares) for December 31, 2022 and 7,595,781 shares (including 229,257 nonvested shares) for December 31, 2021	28,736	29,466
Capital surplus	63,999	67,668
Retained earnings	86,830	64,194
Accumulated other comprehensive income (loss)	(8,546)	197
Total Stockholders’ Equity	198,282	188,788
Total Liabilities and Stockholders’ Equity	$1,925,751	$1,647,402

See Notes to the Consolidated Financial Statements

Consolidated Statements of Income for the Years Ended December 31, 2022 and 2021 (Dollars in thousands, except per share data).

	For the Year Ended December 31,
	2022	2021
Interest Income
Interest and fees on loans	$78,872	$61,743
Interest and dividends on investments securities
U.S. government agencies and corporations	37	62
Mortgage-backed securities	438	350
Tax-exempt obligations of states and political subdivisions	1,058	1,060
Taxable obligations of states and political subdivisions	254	207
Other	874	643
Interest on federal funds sold	2,312	134
Total Interest Income	83,845	64,199
Interest Expense
Interest on interest bearing DDA deposits	601	229
Interest on savings and NOW deposits	203	165
Interest on money market deposits	1,547	772
Interest on time deposits	8,202	7,613
Interest on Federal Home Loan Bank advances	347	—
Interest on subordinated debt	2,936	1,884
Total Interest Expense	13,836	10,663
Net Interest Income	70,009	53,536
Provision for (recovery of) loan losses	2,398	(1,175)
Net interest income after provision for (recovery of) loan losses	67,611	54,711
Non-Interest Income
Deposit account service charges	2,420	2,426
Bank owned life insurance income	1,008	900
Loan swap fee income	619	83
Net gain on held-to-maturity securities	4	6
Net gain (loss) on sale of loans	(168)	847
Other fee income	951	1,848
Total Non-Interest Income	4,834	6,110
Non-Interest Expense
Salaries and employee benefits	23,801	19,305
Furniture and equipment expenses	2,786	2,468
Advertising and marketing	2,304	1,565
Occupancy expenses	1,471	1,541
Outside services	2,075	1,394
Franchise tax	1,430	1,544
FDIC insurance	637	1,051
Data processing	1,303	1,189
Administrative expenses	872	685
Other real estate expenses, net	38	84
Other operating expenses	2,340	2,039
Total Non-Interest Expense	39,057	32,865
Income before income taxes	33,388	27,956
Income Tax Expense	6,714	5,785
Net Income	$26,674	$22,171
Preferred Stock Dividends	2,156	2,156
Net Income available to common shareholders	$24,518	$20,015
Net Income per common share:
Basic	$3.26	$2.65
Diluted	$3.26	$2.65

See Notes to the Consolidated Financial Statements

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022 and 2021 (Dollars in thousands)

	For the Year Ended December 31,
	2022	2021
Comprehensive Income, net of taxes
Net Income	$26,674	$22,171
Other comprehensive loss, net of tax benefit:
Unrealized losses on available for sale securities arising during the period (net of tax benefit, $2.6 million and $223, respectively)	(8,759)	(800)
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $4 and $5, respectively)	16	20
Other comprehensive loss	(8,743)	(780)
Comprehensive Income	$17,931	$21,391

See Notes to the Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022 and 2021 (Dollars in thousands).

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$27,263	$29,466	$67,668	$64,194	$197	$188,788
Vesting of restricted stock	—	407	(407)	—	—	—
Stock based compensation expense	—	—	2,519	—	—	2,519
Common stock repurchased	—	(1,137)	(5,781)	—	—	(6,918)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(2,156)	—	(2,156)
Dividends on common stock - ($0.25 per share)	—	—	—	(1,882)	—	(1,882)
Net income	—	—	—	26,674	—	26,674
Other comprehensive loss	—	—	—	—	(8,743)	(8,743)
Balance, December 31, 2022	$27,263	$28,736	$63,999	$86,830	$(8,546)	$198,282

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2020	$27,263	$29,130	$66,116	$44,179	$977	$167,665
Vesting of restricted stock	—	336	(336)	—	—	—
Stock based compensation expense	—	—	1,888	—	—	1,888
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(2,156)	—	(2,156)
Net income	—	—	—	22,171	—	22,171
Other comprehensive loss	—	—	—	—	(780)	(780)
Balance, December 31, 2021	$27,263	$29,466	$67,668	$64,194	$197	$188,788

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows (Dollars in thousands)

Year Ended December 31,	2022	2021
Cash Flows from Operating Activities
Net income	$26,674	$22,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	2,083	1,893
Amortization of right-of-use assets	496	472
Deferred income tax (benefit)	(894)	336
Loss on sale of other real estate owned	4	40
Loss on valuation of other real estate owned	70	22
Provision for (recovery of) loan losses	2,398	(1,175)
Stock based compensation expense	2,519	1,888
Income from bank owned life insurance	(1,008)	(900)
Subordinated debt amortization expense	328	223
Gain on disposal of premises and equipment	—	(57)
Loss (gain) on loans held for sale	168	(847)
Gain on called held-to-maturity securities	(4)	(6)
Change in:
Accrued interest receivable and other receivables	(1,861)	1,903
Other assets	(22,407)	8,224
Other liabilities	24,978	(5,063)
Net cash provided by operating activities	33,544	29,124
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	6,634	7,635
Maturities, sales, called, refunded	245,000	417,000
Purchases	(226,215)	(378,619)
Activity in held-to-maturity securities:
Maturities, called, refunded	2,595	2,040
Purchases of equity securities	(3,916)	(10,651)
Purchases of restricted investment in bank stock	(9,123)	(758)
Redemption of restricted investment in bank stock	4,125	332
Net increase in loan portfolio	(240,756)	(83,617)
Proceeds from sale of other real estate owned	701	343
Proceeds from sale of loans	—	31,264
Purchases of bank owned life insurance	—	(10,000)
Proceeds from sale of premises and equipment	—	79
Purchases of premises and equipment	(1,125)	(1,806)
Computer software developed	(6,656)	(2,493)
Net cash used in investing activities	(228,736)	(60,515)
Cash Flows from Financing Activities
Net increase in non-interest deposits	20,012	160,181
Net increase (decrease) in interest bearing demand, savings, and time deposits	80,914	(186,464)
Net increase in Federal Home Loan Bank advances and other borrowings	100,000	—
Net increase in subordinated debt	42,623	14,237
Repurchase of common stock	(6,918)	—
Cash dividends paid on preferred stock	(2,156)	(2,156)
Cash dividends paid on common stock	(1,882)	—
Net cash provided by (used in) financing activities	232,593	(14,202)
Increase (decrease) in Cash and Cash Equivalents	37,401	(45,593)
Cash and Cash Equivalents, beginning of period	93,199	107,528
Cash and Cash Equivalents, end of period	$130,600	$93,199
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$12,639	$10,165
Cash paid during the period for income taxes	$6,381	$6,838
Right of use assets obtained in exchange for new operating lease liabilities	$—	$1,922
Transfers from loans receivable to loans held for sale, at carrying value	$715	$26,046
Net unrealized loss on securities available-for-sale	$(11,373)	$(1,023)

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

MainStreet Bank is headquartered in Fairfax, Virginia where it also operates a branch. The Bank was incorporated on March 28, 2003, and received its charter from the Bureau of Financial Institutions of the Commonwealth of Virginia (the “Bureau”) on March 16, 2004. The Bank commenced regular operations on May 26, 2004, and is supervised by the Bureau and the Federal Reserve Bank of Richmond. The Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank places special emphasis on serving the needs of individuals, and small and medium-sized businesses and professionals in the Washington, D.C. metropolitan area.

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

Cash and cash equivalents – For the purpose of presentation in the Statements of Cash Flows, the Bank has defined cash and cash equivalents as those amounts included in the statement of financial condition captions “Cash and due from banks” and “Federal funds sold.”

Investment securities – The Bank’s investment debt securities are classified as either held to maturity, available for sale or trading. At December 31, 2022 and December 31, 2021, the Bank held approximately $17.6 million and $20.3 million, respectively, in securities classified as held to maturity. The Bank held no securities classified as trading.

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

Restricted equity securities consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $4.8 million and $5.1 million respectively, as of December 31, 2022, compared to $4.1 million and $826,000, respectively, as of December 31, 2021. Restricted equity securities also consisted of $126,800 in Community Bankers Bank stock at December 31, 2022 and December 31, 2021. This restricted stock is recorded at cost because its ownership is restricted and it lacks a market for resale. The Bank is required to maintain Federal Reserve Bank stock at a level of 6% of capital and surplus. The FHLB requires the Bank to maintain stock, at a minimum, in an amount equal to 4.5% of outstanding borrowings and 0.20% of total assets. When evaluating restricted stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Bank does not consider these investments to be impaired at December 31, 2022 or December 31, 2021 and no previous impairment has been recognized. Restricted equities include $6.7 million in Low-Income Housing Tax Credits (“LIHTC”) that are carried at amortized cost through the proportional amortization method. Restricted equities also include $6.1 million of nonmarketable securities as of December 31, 2022 that do not qualify for equity method accounting. As of December 31, 2021 restricted equities include $4.9 million in LIHTC and $5.7 million of nonmarketable securities that do not qualify for equity method accounting. These investments are recorded at cost because the ownership is restricted and lacks a market for resale.

Loans held for sale - Loans intended for sale are recorded at the lower aggregate cost or fair value as of the statement of financial condition date. Gains and losses on loan sales are determined by the specific-identification method.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. All loans which are 30 or more days past due at the end of the month are reported to the Board of Directors. Commercial loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Consumer loans are generally placed on nonaccrual status when the collection of principal or interest is 120 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. It is Bank policy to charge-off loans whose collectability is sufficiently questionable and can no longer be justified as an asset on the statement of financial condition. To determine if a loan should be charged-off, all possible sources of repayment are analysed, including: (1) the potential for future cash flow, (2) the value of the Bank’s collateral, and (3) the strength of co-makers or guarantors. All principal and previously accrued interest is charged to the allowance for loan losses. All future payments received on the loan are credited to the allowance for loan losses as a recovery. These policies are applied consistently across our loan portfolio.

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

Troubled Debt Restructuring (TDR) occurs when the Bank agrees to modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Bank evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Bank concludes that the borrower is able to continue making such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may be eligible to be removed from TDR status in periods subsequent to the restructuring depending on the performance of the loan. As of December 31, 2022, and December 31, 2021, the Bank had zero loans classified as TDR.

Allowance for Loan Losses - The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance for loan losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when:

●	Management believes that the collectability of the principal is unlikely regardless of delinquency status.

●	The loan is a consumer loan and is 120 days past due.

●	The loan is a non-consumer loan, unless the loan is well secured and recovery is probable.

●	The borrower is in bankruptcy, unless the debt has been reaffirmed, is well secured and recovery is probable.

Subsequent recoveries, if any, are credited to the allowance.

The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable and estimable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The evaluation also considers the following risk characteristics of each loan portfolio segment:

●	Real estate residential mortgage loans, including equity lines of credit, carry risks associated with the continued credit-worthiness of the borrower and the changes in the value of the collateral.

●

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

●

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

●

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

●

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

●

Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

●

Watch rated loans have all the characteristics of pass rated loans but show signs of emerging financial weaknesses which the Bank will continue monitoring more closely. Watch rated loans are still performing as agreed.

●

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

●

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

●

Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high.

●	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2022, and December 31, 2021, there were no such liabilities recorded.

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

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Sholes model is used to estimate the fair value of stock options, while the market price of the Bank’s common stock at the date of grant is used for restricted stock awards. No stock options were granted during 2022 and 2021.

Earnings per common share – Net income per common share has been determined under the provisions of FASB ASC 260, “Earnings Per Share” and has been computed based on the weighted average common shares outstanding during the year ended December 31, (7,529,382 for 2022 and 7,559,310 for 2021). Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The only potential dilutive stock of the Bank as defined in FASB ASC 260 would be stock options granted to various directors, officers, and employees of the Bank. There were no such options outstanding at December 31, 2022 or December 31, 2021. Restricted stock is included in the computation of basic earnings per share as the holder is entitled to full benefits of a stockholder during the vesting period and is thus considered a participating security.

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

Derivative Financial Instruments – The Bank recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated statement of financial condition. The Bank’s derivative financial instruments include interest rate swaps with certain qualifying commercial loan customers and dealer counterparties. Because the interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The Bank’s interest rate swaps with loan customers and dealer counterparties are described more fully in Note 19.

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

Impact of Recently Issued Accounting Pronouncements

During June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The ASU, as amended, requires an entity to measure  expected credit losses for financial assets carried at amortized cost  based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.   The Company adopted ASU 2016-13 as of January 1, 2023 in accordance with the required implementation date and recorded the impact of adoption to retained earnings, net of deferred income taxes, as required by the standard. The adjustment recorded at adoption was not significant to the overall allowance for credit losses or shareholders’ equity as compared to December 31, 2022 and consisted of adjustments to the allowance for credit losses on loans as well as an adjustment to the Company’s reserve for unfunded loan commitments. Subsequent to adoption, the Company will record adjustments to its allowances for credit losses and reserves for unfunded commitments through the provision for credit losses in the consolidated statements of income.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using a weighted average remaining life methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics which included call report codes and other attributes that significant to the Company. The Company primarily utilizes average remaining portfolio life and Federal Reserve Economic Data for its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: lending practices, national/local economics, portfolio composition, employee experience, credit quality indicators, underlying collateral, concentrations and other external factors. The Company’s CECL implementation process was overseen by the Allowance for Credit Losses Committee and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience.

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

Recently Adopted Accounting Developments

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments: In June 2016, FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new accounting guidance in this ASU replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, and held-to-debt securities. It also applies to off-balance sheet credit exposures not accounted for as loan recievables (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The CECL model requires an entity to estimate credit losses over the life of an asset or off-balance sheet exposure. The new accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2022.

Adoption will be applied through a one-time cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management adopted the guidance on January 1, 2023 and implemented changes to relevant systems as necessary. The Company currently intends to use a blend of multiple economic forecasts to estimate expected credit losses over a six month reasonable forecast period and then revert, over a one year period, to longer term historical loss experience to arrive at lifetime expected credit losses. The estimated increase in the allowance is primarily due to required increases for commercial real estate, residential, and installment loans to include the requirement to estimate lifetime expected credit losses and the remaining length of time to maturity for these loans. Additionally, management expects an increase in the allowance for credit losses for unfunded commitments.

While adoption of this ASU is expected to increase the allowance for credit losses, it does not change the overall credit risk in the Company's loan, lease and securities portfolios or the ultimate losses therein. The transition adjustment to increase the allowance will result in a decrease to shareholders' equity on January 1, 2023, but will not have an impact on the Bank's regulatory capital. The ultimate impact of the adoption of this ASU on January 1, 2023 was an increase of $2.2 million, comprised of increases of $895,000 in the allowance for credit losses and $1.3 million for the reserve for unfunded commitments. This represents an increase of 2 and 8 basis points, respectively. Calculated credit losses on held-to-maturity debt securities were not material and there was no impact to the available for sale portfolio or other financial instruments.

Note 2. Restrictions on Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were $0 as of December 31, 2022 and December 31, 2021.

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

Note 3. Investment Securities

Investment securities available-for-sale was comprised of the following:

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$26,801	$—	$(4,574)	$22,227
Subordinated Debt	9,970	—	(1,143)	8,827
Municipal Securities
Taxable	10,675	—	(2,709)	7,966
Tax-exempt	22,823	10	(2,658)	20,175
U.S. Governmental Agencies	3,470	2	(36)	3,436
Total	$73,739	$12	$(11,120)	$62,631

Investment securities held-to-maturity was comprised of the following:

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities
Tax-exempt	$15,142	$35	$(237)	$14,940
Subordinated Debt	2,500	—	—	2,500
Total	$17,642	$35	$(237)	$17,440

Investment securities available-for-sale was comprised of the following:

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$20,000	$—	$—	$20,000
Collateralized Mortgage Backed	31,521	151	(790)	30,882
Subordinated Debt	8,720	31	(47)	8,704
Municipal Securities
Taxable	10,704	13	(160)	10,557
Tax-exempt	22,978	1,182	(17)	24,143
U.S. Governmental Agencies	5,725	—	(98)	5,627
Total	$99,648	$1,377	$(1,112)	$99,913

Investment securities held-to-maturity was comprised of the following:

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities
Tax-exempt	$17,849	$795	$—	$18,644
Subordinated Debt	2,500	—	—	2,500
Total	$20,349	$795	$—	$21,144

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 2021 were as follows:

	December 31, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$264	$262
Due from one to five years	1,000	963	1,073	1,073
Due from after five to ten years	13,056	11,583	9,828	9,819
Due after ten years	59,683	50,085	6,477	6,286
Total	$73,739	$62,631	$17,642	$17,440

Securities with a fair value of $3.6 million and $410,492 at December 31, 2022 and December 31, 2021, respectively, were pledged as collateral to secure public funds and loans swaps.

There were no securities sold from the available-for-sale portfolio during the years ended December 31, 2022 and 2021.

The following tables summarize the fair value and unrealized losses at December 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$2,021	$(151)	$20,206	$(4,423)	$22,227	$(4,574)
Subordinated Debt	3,357	(393)	4,720	(750)	8,077	(1,143)
Municipal Securities
Taxable	1,377	(198)	6,589	(2,511)	7,966	(2,709)
Tax-exempt	11,028	(838)	7,663	(1,820)	18,691	(2,658)
U.S Governmental Agencies	1,768	(2)	1,018	(34)	2,786	(36)
Total	$19,551	$(1,582)	$40,196	$(9,538)	$59,747	$(11,120)
Held-to-maturity:
Municipal securities
Tax-exempt	$10,599	$(237)	$—	$—	$10,599	$(237)
Total	$10,599	$(237)	$—	$—	$10,599	$(237)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$11,922	$(215)	$12,043	$(575)	$23,965	$(790)
Subordinated Debt	4,673	(47)	—	—	4,673	(47)
Municipal Securities
Taxable	5,484	(63)	3,482	(97)	8,966	(160)
Tax-exempt	2,594	(17)	—	—	2,594	(17)
U.S Government Agencies	—	—	5,445	(98)	5,445	(98)
Total	$24,673	$(342)	$20,970	$(770)	$45,643	$(1,112)

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

At December 31, 2022, there were twelve collateralized mortgage backed securities with fair values totaling $2.0 million, twenty-two municipal securities with a fair value of $12.4 million, eight subordinated debt securities with fair values of $3.4 million, and one U.S. government agency securitiy with a fair value of $1.8 million considered temporarily impaired and in an unrealized loss position of less than 12 months. At December 31, 2022, there were seven U.S. government agencies with fair values totaling approximately $1.0 million, thirteen collateralized mortgage backed securities with a fair value totaling $20.2 million, thirteen subordinated debt securities with fair values of $4.7 million and twenty municipal securities with a fair value of $14.3 million that were in an unrealized loss position of more than 12 months. The Bank does not consider any of the securities in the available for sale portfolio to be other-than-temporarily impaired at December 31, 2022 and December 31, 2021. There were no securities sold during 2022 or 2021.

All municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at December 31, 2022 and December 31, 2021 was $8,228 and $29,016, respectively.

Note 4. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Residential Real Estate:
Single family	$178,615	$161,362
Multifamily	215,624	137,705
Farmland	155	1,323
Commercial Real Estate:
Owner-occupied	228,374	173,086
Non-owner occupied	472,354	361,101
Construction and Land Development	393,783	337,173
Commercial – Non Real-Estate:
Commercial & industrial	97,351	164,014
Consumer – Non Real Estate:
Unsecured	1,984	185
Secured	11,352	22,986
Total Gross Loans	1,599,592	1,358,935
Less: unearned fees	(5,528)	(5,478)
Less: allowance for loan losses	(14,114)	(11,697)
Net Loans	$1,579,950	$1,341,760

The unsecured consumer loans above include $2.0 million and $185,135 of overdrafts reclassified as loans for the years ended December 31, 2022 and December 31, 2021, respectively.

There were no nonaccrual loans as of December 31, 2022 and December 31, 2021.

The following tables present the segments of the loan portfolio summarized by aging categories as of December 31, 2022 and December 31, 2021:

	December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$178,615	$178,615	$—
Multifamily	—	—	—	—	215,624	215,624	—
Farmland	—	—	—	—	155	155	—
Commercial Real Estate:
Owner occupied	—	—	—	—	228,374	228,374	—
Non-owner occupied	—	—	—	—	472,354	472,354	—
Construction & Land Development	—	—	—	—	393,783	393,783	—
Commercial – Non Real Estate:
Commercial & industrial	—	—	15	15	97,336	97,351	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	1,984	1,984	—
Secured	11	12	6	29	11,323	11,352	—
Total	$11	$12	$21	$44	$1,599,548	$1,599,592	$—

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$161,362	$161,362	$—
Multifamily	—	—	—	—	137,705	137,705	—
Farmland	—	—	—	—	1,323	1,323	—
Commercial Real Estate:
Owner occupied	—	—	—	—	173,086	173,086	—
Non-owner occupied	—	—	—	—	361,101	361,101	—
Construction & Land Development	—	—	—	—	337,173	337,173	—
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	—	164,014	164,014	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	185	185	—
Secured	46	25	—	71	22,915	22,986	—
Total	$46	$25	$—	$71	$1,358,864	$1,358,935	$—

No loans were modified under the terms of a TDR during the years ended December 31, 2022 and 2021, and there were no loans modified as TDR’s that subsequently defaulted during the years ended December 31, 2022 and 2021 that were modified as TDR’s within the twelve months prior to default.

Note 5. Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses by loan class for the twelve months ended December 31, 2022 and 2021:

Allowance for Credit Losses By Portfolio Segment

For the twelve months ended December 31, 2022

	Real Estate
	Residential	Commercial	Construction	Consumer	Commercial	Total
Beginning Balance	$1,672	$5,689	$2,697	$99	$1,540	$11,697
Recoveries	—	—	—	19	—	19
Provision (recovery)	474	1,470	650	(74)	(122)	2,398
Ending Balance	$2,146	$7,159	$3,347	$44	$1,418	$14,114
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$2,146	$7,159	$3,347	$44	$1,418	$14,114

Allowance for Credit Losses By Portfolio Segment

For the twelve months ended December 31, 2021

	Real Estate
	Residential	Commercial	Construction	Consumer	Commercial	Total
Beginning Balance	$1,223	$6,552	$3,326	$371	$1,405	$12,877
Charge-offs	—	—	—	(32)	—	(32)
Recoveries	—	—	—	16	$11	27
Provision (recovery)	449	(863)	(629)	(256)	124	(1,175)
Ending Balance	$1,672	$5,689	$2,697	$99	$1,540	$11,697
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,672	$5,689	$2,697	$99	$1,540	$11,697

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

The following tables summarize information in regards to the recorded investment in loans receivable by loan class as of December 31, 2022 and December 31, 2021:

December 31, 2022
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$394,394	$149	$394,245
Commercial Real Estate	700,728	—	700,728
Construction and Land Development	393,783	—	393,783
Commercial & Industrial	97,351	—	97,351
Consumer	13,336	—	13,336
Total	$1,599,592	$149	$1,599,443

December 31, 2021
Loans Receivable
(Dollars in thousands)	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Residential Real Estate	$300,390	$147	$300,243
Commercial Real Estate	534,187	1,076	533,111
Construction and Land Development	337,173	—	337,173
Commercial & Industrial	164,014	8	164,006
Consumer	23,171	—	23,171
Total	$1,358,935	$1,231	$1,357,704

The following table summarizes information in regard to impaired loans by loan portfolio class as of December 31, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$149	$149	$—	$147	$147	$—
Commercial Real Estate:
Non-Owner Occupied	—	—	—	1,076	1,076	—
Commercial & Industrial	—	—	—	8	8	—
Total	$149	$149	$—	$1,231	$1,231	$—

The following table presents additional information regarding the impaired loans for the years ended December 31, 2022 and 2021.

	Years Ended
	December 31, 2022		December 31, 2021
(Dollars in thousands)	Average Record Investment	Interest Income Recognized	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$149	$15	$209	$9
Commercial Real Estate:
Non-Owner Occupied	—	—	1,080	65
Commercial & Industrial	—	—	32	2
Total	$149	$15	$1,321	$76

No additional funds are committed to be advanced in connection with impaired loans. There were no nonaccrual loans at December 31, 2022 and December 31, 2021 excluded from the impaired loan disclosure.

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

The following tables summarize the aggregate Pass and criticized categories of Watch, Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of December 31, 2022 and December 31, 2021:

	December 31, 2022
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$178,172	$—	$—	$443	$—	$178,615
Multifamily	215,624	—	—	—	—	215,624
Farmland	155	—	—	—	—	155
Commercial Real Estate:
Owner occupied	227,231	—	—	1,143	—	228,374
Non-owner occupied	439,537	24,897	—	7,920	—	472,354
Construction & Land Development	393,783	—	—	—	—	393,783
Commercial – Non Real Estate:
Commercial & industrial	97,246	97	—	8	—	97,351
Consumer – Non Real Estate:
Unsecured	1,984	—	—	—	—	1,984
Secured	11,352	—	—	—	—	11,352
Total	$1,565,084	$24,994	$—	$9,514	$—	$1,599,592

	December 31, 2021
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$160,234	$—	$734	$394	$—	$161,362
Multifamily	137,705	—	—	—	—	137,705
Farmland	1,323	—	—	—	—	1,323
Commercial Real Estate:						—
Owner occupied	168,352	4,734	—	—	—	173,086
Non-owner occupied	297,873	46,379	15,275	1,574	—	361,101
Construction & Land Development	317,846	19,327	—	—	—	337,173
Commercial – Non Real Estate:						—
Commercial & industrial	159,634	145	857	3,378	—	164,014
Consumer – Non Real Estate:						—
Unsecured	185	—	—	—	—	185
Secured	22,986	—	—	—	—	22,986
Total	$1,266,138	$70,585	$16,866	$5,346	$—	$1,358,935

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

The aggregate amount of such loans outstanding at December 31, 2022 was approximately $556,240 compared to $642,640 at December 31, 2021. During 2022, new loans and line of credit advances to such related parties was approximately $4,900 compared to $50,971 during 2021. Repayments on loans to directors and officers were $91,300 and $57,137 during 2022 and 2021, respectively. The Bank maintains deposit accounts with some of its executive officers, directors and their affiliated entities. Such deposit accounts at December 31, 2022 and December 31, 2021 amounted to approximately $2.1 million and $2.3 million, respectively.

Note 7. Premises and Equipment

Premises and equipment are summarized as follows at December 31:

(Dollars in thousands)	2022	2021
Cost
Building	$13,005	$12,765
Land	2,856	2,856
Leasehold improvements	1,091	1,083
Furniture, fixtures and equipment	4,300	3,680
Computer software and equipment	1,856	1,458
	23,108	21,842
Less accumulated depreciation	(8,399)	(7,121)
Construction in progress	—	142
Premises and equipment, net	$14,709	$14,863

Depreciation and amortization charged to operations were $1.3 million and $1.2 million during the years ended December 31, 2022 and December 31, 2021, respectively.

Note 8. Intangible Assets

The carrying amount of computer software developed was $9.1 million and $2.5 at December 31, 2022 and December 31, 2021, respectively. The following table presents the changes in the carrying amount of computer software developed during the years ended December 31, 2022 and 2021.

	Years Ended
	December 31, 2022		December 31, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Computer software	$9,149	$—	$2,493	$—
Total	$9,149	$—	$2,493	$—

The Company is still in the development stage of the computer software where costs are capitalized. Capitalization ceases when the software is substantially complete and ready for its intended use. At that time the intangible asset will be amortized on a straight-line bases over the estimated useful life of the asset. As of December 31, 2022, the Company has not recorded any amortization on its intangible computer software.

Note 9. Deposits

Time deposits in denominations of $250,000 or more totaled approximately $374.8 million and $289.7 million at December 31, 2022 and 2021, respectively.

At December 31, 2022, maturities of time deposits are as follows:

(Dollars in thousands)	Year ended December 31,
2023	$516,884
2024	82,839
2025	7,244
2026	927
Thereafter	247
Total	$608,141

Brokered deposits, as defined by the FDIC, totaled approximately $317.3 million and $245.1 million at December 31, 2022 and December 31, 2021, respectively.

Note 10. Borrowed Funds

The Bank also has a credit availability agreement with the FHLB based on a percentage of total assets. As of December 31, 2022, the credit availability with FHLB is approximately $365.0 million. This credit availability agreement provides the Bank with access to a myriad of advance products offered by the FHLB. The rate of interest charged is based on market conditions. At December 31, 2022, there were commercial real estate, residential 1-4 and multi-family loans totaling $1.3 billion were used to collateralize FHLB advances.

The following summarizes the contractual maturities of long-term FHLB advances at December 31, 2022.

(Dollars in thousands)
2023	$100,000
Total	$100,000

The average balance on FHLB advances for the years ended December 31, 2022 and December 31, 2021 was approximately $24.0 million and $0, respectively. The weighted average interest rate paid during the year ended  December 31, 2022 and 2021 was 1.45% and 0%, respectively. The weighted average interest rate paid at December 31, 2022 and 2021 was 4.31% and 0%, respectively.

Note 11. Income Taxes

The Company files tax returns in the U.S. federal jurisdiction and required states. With few exceptions, the Bank is no longer subject to tax examination by tax authorities for years prior to 2018.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in non-interest expense and the tax’s calculation is unrelated to taxable income.

The provision for income taxes consists of the following components:

(Dollars in thousands)	2022	2021
Current expense	$7,608	$5,449
Deferred (benefit)	(894)	336
Total	$6,714	$5,785

Income tax expense for the years ended December 31, 2022 and 2021 differed from the federal statutory rate applied to income before income taxes for the following reasons:

	Year ended December 31,
(Dollars in thousands)	2022	2021
Computed “expected” income tax expense	$7,012	$5,871
Increase (decrease)in income taxes resulting from:
Tax exempt Interest	(200)	(215)
BOLI Income	(211)	(189)
Low Income Housing Investment	130	49
State Income Taxes	637	326
Restricted Stock Adjustment	(119)	4
Federal tax credits	(472)	(64)
Other Adjustments	(63)	3
Total	$6,714	$5,785

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	December 31,
(Dollars in thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$3,238	$2,591
Restricted stock	511	373
OREO adjustment	—	96
Net loan fees	1,268	1,214
Right-of-use liability	1,705	1,718
Accrued compenation	403	116
Unrealized losses on securities available-for-sale	2,555	—
Other	42	5
Gross deferred tax assets	9,722	6,113
Deferred tax liabilities:
Depreciation	378	393
Unrealized gain on securities available-for-sale	—	56
Prepaid expense	11	22
Right-of-use Asset	1,534	1,585
Internally developed software costs	153	—
Other	95	11
Gross deferred tax liabilities	2,171	2,067
Net deferred tax asset	$7,551	$4,046

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

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021
Net income	$26,674	$22,171
Preferred stock dividends	(2,156)	(2,156)
Net income available to common shareholders	$24,518	$20,015
Weighted average number of shares issued, basic and diluted	7,529,382	7,559,310
Net income per common share:
Basic and diluted income per common share	$3.26	$2.65

Note 13. Commitments and Contingencies

The Bank’s financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.

The amounts of loan commitments and standby letters of credit are set forth in the following table as of December 31, 2022 and 2021:

	December 31,
(Dollars in thousands)	2022	2021
Loan commitments	$435,751	$304,335
Standby letters of credit	$—	$230

Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank. The Bank has not incurred any losses on commitments in 2022 or 2021.

During 2020, the Bank made a commitment of $5.0 million to the Housing Equity Fund of Virginia XXIV, L.L.C. This commitment will be funded through capital calls from the fund and we expect our investment to be fully funded by December 31, 2023.

During 2020, the Bank made a commitment of $2.0 million to the Washington Housing Initiative Impact Pool, LLC. This commitment will be funded through capital calls from the fund. As of December 31, 2022, approximately $1.4 million has been deployed, with a remaining unfunded balance of approximately $600,000.

During 2022, the Bank made a commitment of $2.0 million to the VCDC Equity Fund 26, LLC. This commitment will be funded through capital calls from the fund and we expect our investment to be fully funded by December 31, 2028.

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

Cash paid for amounts included in the measurement of lease liabilities during the twelve months ended December 31, 2022 was $623,000 and $590,000 for the same period in 2021. During twelve months ended December 31, 2022 and 2021, the Company recognized lease expense of $677,000 and $693,000, respectively.

	As of December 31,
(Dollars in thousands)	2022	2021
Lease liabilities	$7,342	$7,753
Right-of-use assets	$6,688	$7,154
Weighted-average remaining lease term – operating leases (in months).	162.9	173.2
Weighted-average discount rate – operating leases	2.80%	2.81%

	For the year ended December 31,
(Dollars in thousands)	2022	2021
Lease Cost
Operating lease cost	$677	$693
Total lease costs	$677	$693
Cash paid for amounts included in measurement of lease liabilities	$623	$590

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

As of December 31, 2022, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of December 31, 2022 is as follows:

(Dollars in thousands)
2023	$638
2024	654
2025	671
2026	689
2027	587
Thereafter	5,561
Total undiscounted cash flows	8,800
Discount	(1,458)
Lease liabilities	$7,342

Note 15. Significant Concentrations of Credit Risk

Substantially all the Bank’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan Area. The concentrations of credit by type of loan are set forth in Note 4.

The Bank maintains its cash and federal funds sold in correspondent bank deposit accounts. The amount on deposit at December 31, 2022 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $89.1 million. The Bank has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks.

Note 16. Regulatory Matters

Information presented for December 31, 2022 and December 31, 2021, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2021 and 2022 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2022, the Company and the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total capital (to risk-weighted assets)	$ 286,572	16.27%	$ 140,929	≥ 8.0%	$ 176,161	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$ 272,458	15.47%	$ 79,272	≥ 4.5%	$ 114,504	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$ 272,458	15.47%	$ 105,696	≥ 6.0%	$ 140,929	≥ 8.0%
Tier 1 capital (to average assets)	$ 272,538	15.05%	$ 72,435	≥ 4.0%	$ 90,544	≥ 5.0%
As of December 31, 2021
Total capital (to risk-weighted assets)	$ 227,359	16.06%	$ 113,249	≥ 8.0%	$ 141,562	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$ 215,662	15.23%	$ 63,703	≥ 4.5%	$ 92,015	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$ 215,662	15.23%	$ 84,937	≥ 6.0%	$ 113,249	≥ 8.0%
Tier 1 capital (to average assets)	$ 215,662	12.90%	$ 66,898	≥ 4.0%	$ 83,622	≥ 5.0%

Note 17. Defined Contribution Benefit Plan

The Bank adopted a 401(k) defined contribution plan on October 1, 2004, which is administered by Principal Investments. Participants have the right to contribute up to a maximum of 15% of pretax annual compensation or the maximum allowed by the Internal Revenue Code, whichever is less. The Bank began making a matching contribution to the plan on January 1, 2010. The Bank matches dollar for dollar up to 3% of the employee’s contribution and then fifty cents on the dollar on the next two percentage points up to the employee contribution of 5%. The total amount the Bank matched during 2022 and 2021 was $616,721 and $492,578, respectively.

Note 18. Stock Based Compensation Plan

ASC Topic 718, Compensation – Stock Compensation, requires the Company to recognize expense related to the fair value of share-based compensation awards in net income. Total compensation expense for restricted stock recorded for the years ended December 31, 2022 and December 31, 2021 were $2.5 million and $1.9 million, respectively.

On July 17, 2019, the Board of Directors of the Company adopted, and the Company’s shareholders subsequently approved, the MainStreet Bank 2019 Equity Incentive Plan (the “2019 Plan”), to provide officers, other selected employees and directors of the Company with additional incentives to promote the growth and performance of the Company. During the year ended December 31, 2022, there were 138,644 restricted shares awarded, 6,989 restricted shares were forfeited, and no stock options were awarded under the 2019 Plan. The restricted shares awarded during 2022 vest equally on an annual basis over a three, five, or ten year period. As a result of the stockholders’ approval of the 2019 Plan, no additional awards have been or will be made under the Company’s 2016 Plan, although all awards that were outstanding under the 2016 Plan as of July 17, 2019 remained outstanding in accordance with their terms.

A summary of the status of the Bank’s nonvested restricted stock shares as of December 31, 2022 and changes during the year ended December 31, 2022 is presented below:

Nonvested Restricted Stock Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	229,257	$19.33
Granted	138,644	24.50
Vested	(101,876)	19.31
Forfeited	(6,989)	21.54
Nonvested at December 31, 2022	259,036	$22.05

As of December 31, 2022, there was $3.5 million of total unrecognized compensation cost related to nonvested restricted stock awards. The cost is expected to be recognized over approximately ten years. The total fair value of shares vested during the years ended December 31, 2022 and 2021 was $2.0 million and $1.5 million, respectively.

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

The following tables summarize key elements of the Banks’s derivative instruments as of December 31, 2022 and December 31, 2021.

December 31, 2022
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$245,717	44	—	$23,896	$3,034
Matched interest rate swap with counterparty	$245,717	44	$23,896	—	$3,034

December 31, 2021
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$210,793	40	$2,097	—	$15,120
Matched interest rate swap with counterparty	$210,793	40	—	$2,097	$15,120

The Company is able to recognize fee income upon execution of the interest rate swap contract. Interest rate swap fee income for the twelve months ended December 31, 2022 and 2021 was $619,000 and $83,000, respectively.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of December 31, 2022 and December 31, 2021, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities, with the exception of one subordintated debt security.

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of December 31, 2022 and December 31, 2021:

	December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$22,227	$—	$22,227
Subordinated Debt	—	8,577	250	8,827
Municipal Securities
Taxable	—	7,966	—	7,966
Tax-exempt	—	20,175	—	20,175
U.S. Government Agencies	—	3,436	—	3,436
Derivative asset – interest rate swap on loans	—	23,896	—	23,896
Total	$—	$86,277	$250	$86,527
Liabilities:
Derivative liability – interest rate swap on loans	—	23,896	—	23,896
Total	$—	$23,896	$—	$23,896

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury Securities	$—	$20,000	$—	$20,000
Collateralized Mortgage Backed	—	30,882	—	30,882
Subordinated Debt	—	8,704	—	8,704
Municipal Securities
Taxable	—	10,557	—	10,557
Tax-exempt	—	24,143	—	24,143
U.S. Government Agencies	—	5,627	—	5,627
Derivative asset – interest rate swap on loans	—	2,097	—	2,097
Total	$—	$102,010	$—	$102,010
Liabilities:
Derivative liability – interest rate swap on loans	—	2,097	—	2,097
Total	$—	$2,097	$—	$2,097

Reconciliation of Level 3 Inputs
Dollars in thousands	Subordinated Debt
December 31, 2021 fair value	$—
Additions	250
December 31, 2022 fair value	$250

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

The following table summarizes the value of the Bank’s assets as of  December 31, 2021 that were measured at fair value on a nonrecurring basis during the period. The Bank did not have any other real estate owned assets as of December 31, 2022 or impaired loans measured at fair value as of December 31, 2022 or 2021.

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

The following tables reflect the carrying amounts and estimated fair values of the Company’s financial instruments whether or not recognized on the Consolidated Statements of Financial Condition at fair value.

December 31, 2022	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$130,600	$130,600	$130,600	$—	$—
Restricted equity securities	24,325	24,325	—	24,325	—
Securities:
Available for sale	62,631	62,631	—	62,631	—
Held to maturity	17,642	17,440	—	17,440	—
Loans, net	1,579,950	1,584,533	—	—	1,584,533
Derivative asset – interest rate swap on loans	23,896	23,896	—	23,896	—
Bank owned life insurance	37,249	37,249	—	37,249	—
Accrued interest receivable	8,779	8,779	—	8,779	—
Liabilities:
Deposits	$1,512,889	$1,503,869	$—	$904,748	$599,121
Subordinated debt, net	72,245	—	—	64,235	—
Advances from the FHLB	100,000	99,983	—	—	99,983
Derivative liability – interest rate swaps on loans	23,896	23,896	—	23,896	—
Accrued interest payable	896	896	—	896	—

December 31, 2021	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$93,199	$93,199	$93,199	$—	$—
Restricted equity securities	15,609	15,609	—	15,609	—
Securities:
Available for sale	99,913	99,913	—	99,913	—
Held to maturity	20,349	21,144	—	21,144	—
Loans, net	1,341,760	1,346,048	—	—	1,346,048
Derivative asset – interest rate swap on loans	2,097	2,097	—	2,097	—
Bank owned life insurance	36,241	36,241	—	36,241	—
Accrued interest receivable	6,735	6,735	—	6,735	—
Liabilities:
Deposits	$1,411,963	$1,415,551	$—	$952,815	$462,736
Subordinated debt, net	29,294	29,570	—	29,570	—
Derivative liability – interest rate swaps on loans	2,097	2,097	—	2,097	—
Accrued interest payable	462	462	—	462	—

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

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at December 31, 2022 from December 31, 2021.

Note 21. Other Real Estate Owned

At December 31, 2022 and 2021, Other Real Estate Owned was $0 and $775,000, respectively. OREO is comprised of non-residential property associated with a commercial relationship and located in Virginia. Changes in the balance for OREO are as follows:

(Dollars in thousands)	2022	2021
Balance, beginning of year	$775	$1,180
Loss on sale of other real estate owned	(4)	—
Loss on valuation, net	(70)	(22)
Sale of other real estate owned	(701)	(383)
Balance, end of year	$—	$775

Expenses applicable to other real estate owned include the following:

(Dollars in thousands)	2022	2021
Net loss on sales of real estate	$4	$40
Loss on valuation, net	70	22
Operating expenses (income), net of rental income	(36)	22
Balance, end of year	$38	$84

As of December 31, 2022, there were no real estate loans in the process of foreclosure.

Note 22. Accumulated Other Comprehensive Income

The following table presents the cumulative balances of the components of accumulated other comprehensive income net of deferred taxes, as of December 31, 2022 and December 31, 2021:

(Dollars in thousands)	2022	2021
Unrealized gain on securities	$(11,108)	$265
Unrealized loss on securities transferred to HTM	(8)	(29)
Tax effect	2,570	(39)
Total accumulated other comprehensive income	$(8,546)	$197

Note 23. Capital

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

On October 22, 2020, the Board of Directors of the Company authorized a common stock repurchase program to repurchase up to $17.0 million of the Company’s common stock at the discretion of management. The new common stock repurchase program replaced the Company’s previous repurchase plan which was authorized on September 18, 2019. The Company repurchased approximately $12.8 million of common stock during the year ended December 31, 2020 and $4.0 million of common stock during the year ended December 31, 2022, under this plan. The Company did not repurchase any common stock during the year ended December 31, 2021.

On May 18, 2022, the Board of Directors of the Company authorized a common stock repurchase program to repurchase up to $7.5 million of the Company’s common stock at the discretion of management. The new common stock repurchase program replaced the Company’s previous repurchase plan which was authorized on October 22, 2020. The Company repurchased approximately $3.0 million of common stock during the year ended December 31, 2022.

Note 24. Subordinated Notes

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

Condensed Parent Company Only

Condensed Balance Sheet

(Dollars in thousands)

December 31,	2022	2021
ASSETS
Cash on deposit with subsidiary	$5,077	$376
Restricted securities, at cost	1,430	—
Investment in subsidiary	263,912	215,858
Other assets	124	2,138
Total Assets	$270,543	$218,372
Liabilities:
Other liabilities	$16	$290
Subordinated debt, net of debt issuance costs	72,245	29,294
Stockholders’ equity	198,282	188,788
Total Liabilities and Stockholders’ Equity	$270,543	$218,372

Condensed Statement of Income

(Dollars in thousands)

For the Year Ended December 31,	2022	2021
Income
Dividends from subsidiary	$4,038	$2,156

Expenses
Subordinated debt interest expense	2,936	1,884
Non-interest expense	26	—
Total expenses	2,962	1,884

Undistributed earnings of subsidiary	24,797	21,504
Net income before income taxes	$25,873	$21,776
Income tax benefit	(801)	(395)
Net income	$26,674	$22,171
Less: preferred stock dividends	(2,156)	(2,156)
Net income available to common shareholders	$24,518	$20,015

Condensed Statement of Cash Flows

(Dollars in thousands)

Year Ended December 31,	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,674	$22,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	(24,797)	(21,504)
Stock based compensation	2,519	1,888
Subordinated debt amortization expense	328	223
Decrease (increase) in other assets	2,014	(578)
Increase (decrease) in other liabilities	(274)	(159)
Net cash provided by operating activities	6,464	2,041
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted equities	(1,430)	—
Investment in bank subsidiary	(32,000)	(17,500)
Net cash used in investing activities	(33,430)	(17,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(6,918)	—
Cash dividends paid on preferred stock	(2,156)	(2,156)
Cash dividend paid on common stock	(1,882)	—
Net increase in subordinated debt	42,623	14,237
Net cash provided by financing activities	31,667	12,081
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,701	(3,378)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	376	3,754
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,077	$376

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2022. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

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

Management, including the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

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

The 2022 consolidated financial statements have been audited by the independent registered public accounting firm of Yount, Hyde, & Barbour. P.C. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representation made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the consolidated financial statements.

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to our directors, executive officers, and certain corporate governance practices is contained in our Proxy Statement for our 2023 Annual Meeting of Shareholders (the “Proxy Statement”) or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our Proxy Statement or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022.

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-12B filed on February 15, 2019)
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 19, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 21, 2022)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12B filed on February 15, 2019)
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

4.4	Form of Depositary Receipt representing the Depositary Shares (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on September 15, 2020)
4.5	Form of Fixed-to-Floating Rate Subordinated Notes Due 2031 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 7, 2021)
4.6	Form of 4.00% Fixed-to-Floating Rate Subordinated Notes Due 2032 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 2, 2022)
10.1	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-12B filed on February 15, 2019)
10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-12B filed on February 15, 2019)
10.3	Employment Agreement with Jeff W. Dick (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12B filed on February 15, 2019)
10.4	Employment Agreement with Abdulhamid Hersiburane (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 21, 2022)
10.5	Employment Agreement with Thomas J. Chmelik (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-12B filed on February 15, 2019)
10.6	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2019)
10.7	Subordinated Note Purchase Agreement Dated as of April 6, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 7, 2021)
10.8

Form of Subordinated Note Purchase Agreement, dated March 1, 2022, between the Company and certain accredited investors and qualified institutional buyers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2022)

10.9	Form of Indemnification Agreement with each of Jeff W. Dick, Thomas J. Chmelik and Abdul Hersiburane (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 21, 2022)
10.10	Form of Restricted Stock Award Agreement
21.1	Subsidiaries of the Registrant
23.1	Consent of Yount, Hyde & Barbour, P.C.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

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

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: March 23, 2023	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 23, 2023	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2023		/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer and Director
(Principal Financial Officer)

Date: March 23, 2023		/s/ Richard A. Vari
Richard A. Vari
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 23, 2023		/s/ Charles C. Brockett
Charles C. Brockett
Director

Date: March 23, 2023		/s/ Paul Thomas Haddock
Paul Thomas Haddock
Director

Date: March 23, 2023		/s/ Patsy I. Rust
Patsy I. Rust
Director

Date: March 23, 2023		/s/ Terry M. Saeger
Terry M. Saeger
Director

Date: March 23, 2023		/s/ Elizabeth S. Bennett
Elizabeth S. Bennett
Director

Date: March 23, 2023		/s/ Darrell Green
Darrell Green
Director

Date: March 23, 2023		/s/ Russell Echlov
Russell Echlov
Director

Date: March 23, 2023		/s/ Rafael DeLeon
Rafael DeLeon
Director