Form 10-Q
period 2023-03-31
MainStreet Bancshares, Inc.
filed 2023-05-12
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2023, there were 7,522,297 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of  March 31, 2023 and December 31, 2022 (Dollars in thousands, except share data)

	At March 31, 2023 (unaudited)	At December 31, 2022 (*)
Assets
Cash and due from banks	$225,334	$48,931
Federal funds sold	—	81,669
Cash and cash equivalents	225,334	130,600
Investment securities available-for-sale, at fair value	63,209	62,631
Investment securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0, respectively.	17,616	17,642
Restricted securities, at amortized cost	22,436	24,325
Loans, net of allowance for credit losses of $15,435 and $14,114, respectively	1,617,275	1,579,950
Premises and equipment, net	14,521	14,709
Accrued interest and other receivables	9,744	9,581
Bank owned life insurance	37,503	37,249
Computer software, net of amortization	10,559	9,149
Other assets	36,811	39,915
Total Assets	$2,055,008	$1,925,751
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$487,875	$550,690
Interest bearing demand deposits	100,522	80,099
Savings and NOW deposits	53,499	51,419
Money market deposits	260,316	222,540
Time deposits	730,076	608,141
Total deposits	1,632,288	1,512,889
Federal fund borrowed	60,696	—
Federal Home Loan Bank advances	45,000	100,000
Subordinated debt, net	72,344	72,245
Allowance for credit losses on off-balance sheet credit exposure	1,178	—
Other liabilities	38,514	42,335
Total Liabilities	1,850,020	1,727,469
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding as of March 31, 2023 and December 31, 2022	27,263	27,263
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 7,524,277 shares (including 228,505 nonvested shares) for March 31, 2023 and 7,442,743 shares (including 259,036 nonvested shares) for December 31, 2022	29,185	28,736
Capital surplus	64,213	63,999
Retained earnings	91,991	86,830
Accumulated other comprehensive loss	(7,664)	(8,546)
Total Stockholders’ Equity	204,988	198,282
Total Liabilities and Stockholders’ Equity	$2,055,008	$1,925,751

*         Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three months ended March 31, 2023 and 2022 (Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Interest Income
Interest and fees on loans	$26,731	$16,685
Interest on investments securities
Taxable securities	518	357
Tax-exempt securities	264	272
Interest on federal funds sold and interest bearing deposits	1,132	34
Total Interest Income	28,645	17,348
Interest Expense
Interest on interest bearing DDA deposits	343	65
Interest on savings and NOW deposits	108	37
Interest on money market deposits	1,203	119
Interest on time deposits	4,144	1,431
Interest on federal funds borrowed	38	—
Interest on Federal Home Loan Bank advances	906	31
Interest on subordinated debt	812	468
Total Interest Expense	7,554	2,151
Net Interest Income	21,091	15,197
Provision For Credit Losses - Loans	415	800
Recovery of Credit Losses - Off-Balance Sheet Credit Exposure	(132)	—
Net Interest Income After Provision For (Recovery of) Credit Losses	20,808	14,397
Non-Interest Income
Deposit account service charges	590	611
Bank owned life insurance income	255	251
Net gain on sale of loans	—	43
Other fee income	158	257
Total Non-Interest Income	1,003	1,162
Non-Interest Expense
Salaries and employee benefits	7,621	5,548
Furniture and equipment expenses	498	657
Advertising and marketing	797	406
Occupancy expenses	486	341
Outside services	490	368
Administrative expenses	215	210
Other operating expenses	1,596	1,433
Total Non-Interest Expense	11,703	8,963
Income Before Income Taxes	10,108	6,596
Income Tax Expense	1,957	1,173
Net Income	$8,151	$5,423
Preferred Stock Dividends	539	539
Net Income Available To Common Shareholders	$7,612	$4,884
Earnings Per Common Share:
Basic	$1.01	$0.64
Diluted	$1.01	$0.64

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three months ended March 31, 2023 and 2022 (Dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Comprehensive Income, net of taxes
Net Income	$8,151	$5,423
Other comprehensive income (loss), net of tax (benefit):
Unrealized gain (loss) on available for sale securities arising during the period (net of tax (benefit), $254 and ($1,008), respectively, for the three months ended March 31)	880	(3,799)
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $0 and $1, respectively, for the three months ended March 31)	2	4
Other comprehensive income (loss)	882	(3,795)
Comprehensive Income	$9,033	$1,628

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the Three months ended March 31, 2023 and 2022 (Dollars in thousands)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2022	$27,263	$28,736	$63,999	$86,830	$(8,546)	$198,282
Cumulative change in accounting principle (Note 3)	—	—	—	(1,699)	—	$(1,699)
Vesting of restricted stock	—	449	(449)	—	—	—
Stock based compensation expense	—	—	663	—	—	663
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(752)	—	(752)
Net income	—	—	—	8,151	—	8,151
Other comprehensive income	—	—	—	—	882	882
Balance, March 31, 2023	$27,263	$29,185	$64,213	$91,991	$(7,664)	$204,988

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$27,263	$29,466	$67,668	$64,194	$197	$188,788
Vesting of restricted stock	—	376	(376)	—	—	—
Stock based compensation expense	—	—	570	—	—	570
Common stock repurchased	—	(200)	(1,064)	—	—	(1,264)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.05 per share)	—	—	—	(387)	—	(387)
Net income	—	—	—	5,423	—	5,423
Other comprehensive loss	—	—	—	—	(3,795)	(3,795)
Balance, March 31, 2022	$27,263	$29,642	$66,798	$68,691	$(3,598)	$188,796

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the three months ended March 31,	2023	2022
Cash Flows from Operating Activities
Net income	$8,151	$5,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	560	558
Deferred income tax expense	589	432
Provision for credit losses	283	800
Loss on sale of other real estate owned	—	74
Gain on sale of loans	—	(43)
Stock based compensation expense	663	570
Income from bank owned life insurance	(255)	(251)
Subordinated debt amortization expense	99	38
Gain on disposal of premises and equipment	(39)	—
Amortization of operating lease right-of-use assets	79	77
Change in:
Accrued interest receivable and other receivables	(163)	721
Other assets	2,688	319
Other liabilities	(3,821)	(1,405)
Net cash provided by operating activities	8,834	7,313
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	476	2,406
Maturities	—	20,000
Purchases	—	(51,249)
Activity in held-to-maturity securities:
Called	—	1,550
Purchases of equity securities	(82)	—
Proceeds on sale of loans	—	371
Proceeds on sale of other real estate owned	—	701
Purchases of restricted investment in bank stock	(4,536)	(2,398)
Redemption of restricted investment in bank stock	6,375	750
Net increase in loan portfolio	(38,635)	(72,606)
Computer software developed	(1,410)	(1,413)
Proceeds from sale of premises and equipment	39	—
Purchases of premises and equipment	(131)	(296)
Net cash used in investing activities	(37,904)	(102,184)
Cash Flows from Financing Activities
Net decrease in non-interest deposits	(62,815)	(16,518)
Net increase in interest bearing demand, savings, and time deposits	182,214	39,499
Net increase (decrease) in Federal Home Loan Bank advances	(55,000)	40,000
Net increase in federal funds borrowed	60,696	—
Net increase in subordinated debt, net issuance costs	—	42,623
Cash dividends paid on preferred stock	(539)	(539)
Cash dividends paid on common stock	(752)	(387)
Repurchases of common stock	—	(1,264)
Net cash provided by financing activities	123,804	103,414
Increase in Cash and Cash Equivalents	94,734	8,543
Cash and Cash Equivalents, beginning of period	130,600	93,199
Cash and Cash Equivalents, end of period	$225,334	$101,742
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$5,243	$1,683
Cash paid during the period for income taxes	$3,430	$1,591
Net unrealized gain (loss) on securities available-for-sale	$1,134	$(3,795)
Net cumulative change in accounting principle	$(1,699)	$—

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

In September 2021, MainStreet Bancshares, Inc. established MainStreet Community Capital, LLC, a wholly owned subsidiary, to be a community development entity (“CDE”). This CDE will be an intermediary vehicle for the provision of loans and investments in Low-Income Communities (“LICs”). In January 2022, the Community Development Financial Institutions Fund (“CDFI”) of the United States Department of the Treasury certified MainStreet Community Capital, LLC as a registered CDE. In January 2023, MainStreet Community Capital submitted an application to apply for the 2022 NMTC program allocation. Allocation awards are expected to be announced during the fourth quarter of 2023.

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced Avenu™, a division of MainStreet Bank. Avenu™ provides an embedded banking solution that connects our partners (fintechs, application developers, money movers, and entrepreneurs) directly and seamlessly to our Software as a Service (SaaS) solution.  Our SaaS solution is entering beta testing with a soft launch scheduled for the second quarter of 2023.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2022 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K filed by the Company with the SEC on March 23, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period.

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

The Company’s critical accounting policies relate to (1) the allowance for credit losses on loans, (2) fair value of financial instruments, and (3) derivative financial instruments. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. In connection with the determination of the allowances for credit losses on loans management obtains independent appraisals for significant properties.

Summary of Significant Accounting Policies

Adoption of New Accounting Standards: On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by the lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such changes is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that is is more likely than not they will be required to sell.

The Company adopted ASC 326 and all the subsequent amendments there to effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost, and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior periods amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $1.7 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment includes an increase in allowance for credit reserves of $2.2 million and an increase in net deferred tax assets of $506,000.

The following table illustrates the impact of ASC 326.

	January 1, 2023

(Dollars in thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Loans
Residential Real Estate	$2,205	$2,146	$59
Commercial Real Estate	7,773	7,159	614
Construction and Land Development	3,366	3,347	19
Commercial & Industrial	1,590	1,418	172
Consumer	75	44	31
Total Allowance for Credit Losses on Loans	$15,009	$14,114	$895
Liabilities:
Off-Balance Sheet Credit Exposure	1,310	—	1,310
Total Allowance for Credit Losses on Loans	$16,319	$14,114	$2,205

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest

Allowance for Credit Losses - Loans

The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.

The allowance for credit losses represents management's estimate of lifetime credit losses inherent in the loans as of the balance sheet date. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels, concentrations or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values or vacancy rates, consumer price index and projected federal funds target rate and future unemployment rates.

The allowance for credit losses on loans is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the allowance for credit losses on loans using the following methods: Portfolio segments are grouped in homogenous pools that mirror the loan pools described in Federal Financial Institutions Examination Council Call Report however we are able to group these pools into the following segments:

•	Commercial real estate loans carry risks of the client’s ability to repay the loan from the cash flow derived from the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. Real estate security diminishes risks only to the extent that a market exists for the subject collateral. These risks are attempted to be mitigated by carefully underwriting loans of this type and by following appropriate loan-to-value standards
•	Construction loans and land improvement carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.
•	Residential real estate mortgage loans, including equity lines of credit, carry risks associated with the continued creditworthiness of the borrower and the changes in the value of the collateral.
•	Commercial and industrial loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.
•	Consumer secured loans (indirect lending) carry risks associated with the continued creditworthiness of the borrower and the value of the collateral (e.g., rapidly depreciating assets such as automobiles). These risks are attempted to be mitigated by following appropriate loan-to-value standards and an experienced management team for this type of portfolio.
•	Consumer unsecured loans carry risks associated with the continued credit-worthiness of the borrower. Consumer unsecured loans are more likely to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

For each homogenous loan pool, the Company elected to use the Weighted Average Remaining Life (“WARM”) methodology for calculating historical and future loss reserves. The WARM methodology calculates the average annual historical charge-off rate of a homogenous loan pool and multiplies that rate by the pool's remaining life to estimate the allowance for credit losses. Quantitative assumptions included are below:

Remaining life - For amortizing assets, the remaining life is calculated by taking the contractual life and adjusting it by any expected scheduled payments as well as prepayments. An important assumption in the calculation of remaining life is an “exit event” which would be deemed as the end of life of a loan. Examples of exit events included in our model are: 1). A change in maturity date of 90 days or more and 2). A loan changing it’s loan pool classification.

Loss Rate - Loss rates are calculated quarterly and aggregated to determine an annual loss rate. Our methodology uses actual Company data utilizing a straight average over the time periods included. Recoveries are netted against charge-offs and loss rates are floored at 0% with no ability to have “negative” loss rates.

Loss Rate Lookback - By utilizing the WARM method, management is also evaluating future economic conditions. Using historical loan portfolio performance data in certain economic conditions, gives us an idea of how to adjust for potential credit exposure in similar future environments. While subject to change at each quarterly meeting, we have elected to make our base case scenario for future economic environments. This evaluation will be subject to change given the circumstances evaluated at each quarter.

Historical Losses - Quantitative loss estimation models have been developed based largely on call report data from 2004 through the current period and the economic conditions during the same time period. Within our historical losses calculation, the Company projects out the loss environment for the subsequent two quarters, based largely on the preceding four quarters. After that period, the historical loss percentage reverts back to the lifetime historical mean over a four quarter progression.

Additionally, the allowance for credit losses on loans calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured.

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting dated unadjusted for selling costs as appropriate.

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company classified off-balance sheet exposure in similar pools as the funded loan portfolio and determined that qualitative and quantitative risk factors assessed to the funded loan pool are also evident for the unfunded loan pool of similar type, adjusted for likelihood of funding and any other relevant metrics. The allowance for unfunded commitments is identified separately on the Company’s consolidated balance sheets.

Allowance for Credit Losses - Held-to-Maturity Securities

The Company measures expected credit losses on held-to-maturity (HTM) securities on a collective basis by major security type and credit ratings. Accrued interest receivable on these securities are excluded from the estimate of credit losses. For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis using security-level credit ratings. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The adoption of CECL had an insignificant impact on the Company's held-to-maturity securities portfolio.

Governance

The Company’s Allowance Committee, contains representatives from both the Company’s finance and credit teams, is responsible for approving the Company’s estimate of expected credit losses. The Allowance Committee considers the quantitative model results and qualitative factors when approving the final ACL. The Company’s ACL model is subject to the Company’s model risk management standards.

Impact of Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has inventoried the financial instruments that will be impacted by ASU 2020-04 and are  assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

In December 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023.

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.  The ASU is effective for all entities upon issuance. The Company is assessing ASU 2022-06 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

In March 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method”. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company does not expect the adoption of ASU 2023-02 to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Developments

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.   ASU 2016-13 was effective for the Company on January 1, 2023. The adjustment recorded at adoption to the overall allowance for credit losses, which consisted of adjustments to the allowance for credit losses on loans and an adjustment to the Company’s reserve for unfunded loan commitments, was $2.2 million. The adjustment net of tax recorded to shareholders’ equity totaled $1.7 million.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. ASU 2022-02 was effective for the Company on January 1, 2023. There was no material impact to the Company's consolidated financial statements or related disclosures.

Note 2. Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses. Upon further analysis, the Company did not record an allowance for credit losses on its securities held-to-maturity portfolio as of March 31, 2023.

Investment securities available-for-sale was comprised of the following:

	March 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$26,365	$—	$(4,232)	$22,133
Subordinated Debt	9,970	—	(1,287)	8,683
Municipal Securities:
Taxable	10,669	—	(2,311)	8,358
Tax-exempt	22,784	45	(2,155)	20,674
U.S. Governmental Agencies	3,395	2	(36)	3,361
Total	$73,183	$47	$(10,021)	$63,209

Investment securities held-to-maturity was comprised of the following:

	March 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$15,116	$51	$(149)	$15,018
Subordinated Debt	2,500	—	—	2,500
Total	$17,616	$51	$(149)	$17,518

Investment securities available-for-sale was comprised of the following:

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$26,801	$—	$(4,574)	$22,227
Subordinated Debt	9,970	—	(1,143)	8,827
Municipal Securities:
Taxable	10,675	—	(2,709)	7,966
Tax-exempt	22,823	10	(2,658)	20,175
U.S. Governmental Agencies	3,470	2	(36)	3,436
Total	$73,739	$12	$(11,120)	$62,631

Investment securities held-to-maturity was comprised of the following:

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$15,142	$35	$(237)	$14,940
Subordinated Debt	2,500	—	—	2,500
Total	$17,642	$35	$(237)	$17,440

Credit Quality Indicators and Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis using security-level credit ratings. The Company’s HTM securities ACL was immaterial at  March 31, 2023. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of  March 31, 2023 and  December 31, 2022 by security type and credit rating:

(Dollars in thousands)	Municipal Securities	Subordinated Debt	Total HTM securities
March 31, 2023
Credit Rating:
AAA/AA/A	$15,116	$—	$15,116
Not Rated - Non Agency	—	2,500	2,500
Total	$15,116	$2,500	$17,616
December 31, 2022
Credit Rating:
AAA/AA/A	$15,142	$—	$15,142
Not Rated - Non Agency	—	2,500	2,500
Total	$15,142	$2,500	$17,642

The scheduled maturities of securities available-for-sale and held-to-maturity at  March 31, 2023 were as follows:

	March 31, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$264	$263
Due from one to five years	1,000	971	2,900	2,903
Due from after five to ten years	13,036	11,462	7,990	8,013
Due after ten years	59,147	50,776	6,462	6,339
Total	$73,183	$63,209	$17,616	$17,518

The scheduled maturities of securities available-for-sale and held-to-maturity at  December 31, 2022 were as follows:

	December 31, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$264	$262
Due from one to five years	1,000	963	1,073	1,073
Due from after five to ten years	13,056	11,583	9,828	9,819
Due after ten years	59,683	50,085	6,477	6,286
Total	$73,739	$62,631	$17,642	$17,440

Securities with a fair value of $18.4 million and $3.6 million were pledged at March 31, 2023 and December 31, 2022, respectively,

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$22,055	$(4,232)	$22,055	$(4,232)
Subordinated Debt	474	(26)	7,459	(1,261)	7,933	(1,287)
Municipal securities:
Taxable	971	(29)	7,387	(2,282)	8,358	(2,311)
Tax-exempt	7,400	(126)	10,393	(2,029)	17,793	(2,155)
U.S Governmental Agencies	1,754	(1)	991	(35)	2,745	(36)
Total	$10,599	$(182)	$48,285	$(9,839)	$58,884	$(10,021)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$2,021	$(151)	$20,206	$(4,423)	$22,227	$(4,574)
Subordinated Debt	3,357	(393)	4,720	(750)	8,077	(1,143)
Municipal Securities:
Taxable	1,377	(198)	6,589	(2,511)	7,966	(2,709)
Tax-exempt	11,028	(838)	7,663	(1,820)	18,691	(2,658)
U.S Government Agencies	1,768	(2)	1,018	(34)	2,786	(36)
Total	$19,551	$(1,582)	$40,196	$(9,538)	$59,747	$(11,120)
Held-to-maturity:
Municipal Securities	$10,599	$(237)	$—	$—	$10,599	$(237)
Total	$10,599	$(237)	$—	$—	$10,599	$(237)

Unrealized losses on each of the major categories of securities have not been recognized into income because all the securities are of high credit quality (rated A or higher, if rated), management does not intend to sell and it is unlikely management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. The fair value is expected to recover as the securities approach maturity. The following description provides the number of investment positions in an unrealized loss position and approximate duration of that loss position.

At  March 31, 2023, there were twenty-five collateralized mortgage backed securities totaling $22.1 million in an unrealized loss position of more than 12 months. At  March 31, 2023 there was one subordinated debt security with a fair value totaling approximately $474,000 in an unrealized loss position of less than 12 months and twenty securities totaling $7.5 million in an unrealized loss position of more than 12 months. At  March 31, 2023 fifteen municipal securities with fair values totaling approximately $8.4 million were in an unrealized loss position of less than 12 months and twenty-five securities totaling $17.8 million in an unrealized loss position of more than 12 months. At  March 31, 2023 one U.S. government agency with a fair value totaling approximately $1.8 million was in an unrealized loss position of less than 12 months and seven government agency securities with a fair value of $1.0 million  were in an unrealized loss position of more than 12 months.

Certain municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at March 31, 2023 and December 31, 2022 was $6,170 and $8,228, respectively.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Residential Real Estate:
Single family	$179,507	$178,615
Multifamily	211,988	215,624
Farmland	153	155
Commercial Real Estate:
Owner-occupied	266,929	228,374
Non-owner occupied	470,090	472,354
Construction and Land Development	415,078	393,783
Commercial – Non Real-Estate:
Commercial & Industrial	86,937	97,351
Consumer – Non Real-Estate:
Unsecured	204	1,984
Secured	7,330	11,352
Total Gross Loans	1,638,216	1,599,592
Less: unearned fees, net	(5,506)	(5,528)
Less: allowance for credit losses - loans	(15,435)	(14,114)
Net Loans	$1,617,275	$1,579,950

The unsecured consumer loans above include $204,000 and $2.0 million of overdrafts reclassified as loans at March 31, 2023 and December 31, 2022, respectively.

The following tables summarize the activity in the allowance for credit losses on loans by loan class for the three months ended March 31, 2023 and 2022.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended March 31, 2023	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance, prior to adoption of ASC 326	$2,146	$7,159	$3,347	$1,418	$44	$14,114
Impact of adopting ASC 326	59	614	19	172	31	895
Recoveries	8	—	—	—	3	11
Provision for credit losses	(18)	475	181	(170)	(53)	415
Ending Balance	$2,195	$8,248	$3,547	$1,420	$25	$15,435
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$2,195	$8,248	$3,547	$1,420	$25	$15,435

	Real Estate
For the three months ended March 31, 2022	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$1,672	$5,689	$2,697	$1,540	$99	$11,697
Recoveries	—	—	—	—	3	3
Provision	307	589	60	(150)	(6)	800
Ending Balance	$1,979	$6,278	$2,757	$1,390	$96	$12,500
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,979	$6,278	$2,757	$1,390	$96	$12,500

Credit quality risk ratings include regulatory classifications of Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Loans classified as Pass have quality metrics to support that the loan will be repaid according to the terms established. Loans classified as Watch have similar characteristics as Pass loans with some emerging signs of financial weaknesses that should be monitored closer. Loans classified as Special Mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of prospects for repayment. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, based on current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for credit losses. Loans not classified are rated pass.

The following tables summarize the amortized cost basis by aggregate Pass and criticized categories of Watch, Special Mention, and Substandard within the Company’s internal risk rating system as of March 31, 2023 and December 31, 2022. At these dates no loans were classified as doubtful.

	Term Loans Amortized Cost Basis by Origination Year
March 31, 2023
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential Real Estate - Single Family
Pass	$9,120	$34,712	$25,740	$34,578	$12,697	$23,120	$37,517	$177,484
Watch	—	—	—	1,321	—	—	149	1,470
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	272	281	—	553
Total Residential Real Estate - Single Family	$9,120	$34,712	$25,740	$35,899	$12,969	$23,401	$37,666	$179,507

Residential Real Estate - Multifamily
Pass	$—	$56,056	$70,194	$37,433	$28,916	$10,513	$8,876	$211,988
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Residential Real Estate - Multifamily	$—	$56,056	$70,194	$37,433	$28,916	$10,513	$8,876	$211,988

Residential Real Estate - Farmland
Pass	$—	$—	$—	$—	$—	$153	$—	$153
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Residential Real Estate - Farmland	$—	$—	$—	$—	$—	$153	$—	$153

Commercial Real Estate - Owner Occupied
Pass	$40,670	$56,385	$41,350	$36,399	$35,628	$42,137	$13,223	$265,792
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,137	—	—	1,137
Total Commercial Real Estate - Owner Occupied	$40,670	$56,385	$41,350	$36,399	$36,765	$42,137	$13,223	$266,929

Commercial Real Estate - Non-Owner Occupied
Pass	$9,985	$100,375	$56,594	$65,596	$16,135	$161,849	$25,267	$435,801
Watch	—	—	—	—	6,025	19,778	—	25,803
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	7,858	628	—	8,486
Total Commercial Real Estate - Non-Owner Occupied	$9,985	$100,375	$56,594	$65,596	$30,018	$182,255	$25,267	$470,090

Construction & Land Development
Pass	$—	$24,115	$10,221	$12,774	$35	$8,523	$359,410	$415,078
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Construction & Land Development	$—	$24,115	$10,221	$12,774	$35	$8,523	$359,410	$415,078

Commercial & Industrial
Pass	$1,721	$5,207	$13,232	$4,451	$2,601	$12,688	$46,258	$86,158
Watch	—	—	—	—	—	458	316	774
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	5	—	—	—	—	5
Total Commercial & Industrial	$1,721	$5,207	$13,237	$4,451	$2,601	$13,146	$46,574	$86,937

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$204	$204
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$204	$204

Consumer - Secured
Pass	$—	$297	$7	$83	$2,206	$4,625	$112	$7,330
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer - Secured	$—	$297	$7	$83	$2,206	$4,625	$112	$7,330

Total
Pass	$61,496	$277,147	$217,338	$191,314	$98,218	$263,608	$490,867	$1,599,988
Watch	—	—	—	1,321	6,025	20,236	465	28,047
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	5	—	9,267	909	—	10,181
Total	$61,496	$277,147	$217,343	$192,635	$113,510	$284,753	$491,332	$1,638,216

	December 31, 2022
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$178,172	$—	$—	$443	$178,615
Multifamily	215,624	—	—	—	215,624
Farmland	155	—	—	—	155
Commercial Real Estate:
Owner occupied	227,231	—	—	1,143	228,374
Non-owner occupied	439,537	24,897	—	7,920	472,354
Construction & Land Development	393,783	—	—	—	393,783
Commercial – Non Real Estate:
Commercial & Industrial	97,246	97	—	8	97,351
Consumer – Non Real Estate:
Unsecured	1,984	—	—	—	1,984
Secured	11,352	—	—	—	11,352
Total	$1,565,084	$24,994	$—	$9,514	$1,599,592

The following tables present the amortized cost basis by segments of the loan portfolio summarized by aging categories as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$179,507	$179,507	$—
Multifamily	—	—	—	—	211,988	211,988	—
Farmland	—	—	—	—	153	153	—
Commercial Real Estate:
Owner occupied	—	—	—	—	266,929	266,929	—
Non-owner occupied	—	—	—	—	470,090	470,090	—
Construction & Land Development	—	—	—	—	415,078	415,078	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	15	15	86,922	86,937	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	204	204	—
Secured	32	8	—	40	7,290	7,330	—
Total	$32	$8	$15	$55	$1,638,161	$1,638,216	$—

	December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$178,615	$178,615	$—
Multifamily	—	—	—	—	215,624	215,624	—
Farmland	—	—	—	—	155	155	—
Commercial Real Estate:
Owner occupied	—	—	—	—	228,374	228,374	—
Non-owner occupied	—	—	—	—	472,354	472,354	—
Construction & Land Development	—	—	—	—	393,783	393,783	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	15	15	97,336	97,351	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	1,984	1,984	—
Secured	11	12	6	29	11,323	11,352	—
Total	$11	$12	$21	$44	$1,599,548	$1,599,592	$—

There were no loans placed on nonaccrual with an allowance for credit losses as of March 31, 2023 and December 31, 2022.

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

●	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral

The following table details the amortized cost of collateral dependent loans:

(Dollars in thousands)	March 31, 2023
Residential Real Estate:
Single family	$148
Total	$148

The Company did not modify any loans during the three months ended March 31, 2023.

As of  March 31, 2023 there were no real estate loans in the process of foreclosure.

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

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

Prior to the adoption of ASU 2016-13, loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans could include loans on nonaccrual status and accruing troubled debt restructurings. When determining if the Company would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considered the borrower’s capacity to pay, which included such factors as the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations and an evaluation of secondary sources of repayment, such as guarantor support and collateral value. The tables below include all loans that were individually assessed for impairment. If a loan was deemed impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral. Interest payments on impaired loans were typically applied to principal unless collectability of the principal amount was reasonably assured, in which case interest was recognized on a cash basis.

The following table presents loans individually evaluated for impairment by class of loans, as of December 31, 2022:

	December 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$149	$149	$—
Total	$149	$149	$—

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the three months ended March 31, 2022:

	Three Months Ended March 31,
	2022
(Dollars in thousands)	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$148	$3
Commercial Real Estate
Non-owner Occupied	1,080	22
Total	$1,228	$25

Unfunded Commitments

The Company maintains an allowance for credit losses on off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on funded loans. The allowance for credit losses for off-balance sheet credit exposure of $1.2 million and $0 million at March 31, 2023 and December 31, 2022, respectively, is classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposure for the three months ended March 31, 2023.

(Dollars in thousands)	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
Balance, December 31, 2022	$—
Adjustment to allowance for off-balance sheet credit losses upon adoption of ASU 2016-13	1,310
Recovery of allowance for off-balance sheet credit losses	(132)
Balance, March 31, 2023	$1,178

Note 4. Intangible Assets

The carrying amount of computer software developed was $10.6 million and $9.1 million at March 31, 2023 and December 31, 2022. The following table presents the carrying amount of computer software developed as of  March 31, 2023 and  December 31, 2022.

	As of March 31, 2023		As of December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Computer software	$10,559	$—	$9,149	$—
Total	$10,559	$—	$9,149	$—

The Company is still in the development stage of computer software where costs are capitalized. Capitalization ceases when the software is substantially complete and ready for its intended use. At that time the intangible asset will be amortized on a straight-line basis over the estimated useful life of the asset. As of  March 31, 2023, the Company has not recorded any amortization on its intangible computer software. We anticipate the amortization period for intangible computer software to be ten years, once placed in service.

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

The following tables summarize key elements of the Company’s derivative instruments as of March 31, 2023 and December 31, 2022.

March 31, 2023
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$247,966	45	—	$19,322	$—
Matched interest rate swap with counterparty	$247,966	45	$19,322	—	$—

December 31, 2022
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$245,717	44	$—	23,896	$3,034
Matched interest rate swap with counterparty	$245,717	44	23,896	$—	$3,034

The Company is able to recognize fee income upon execution of the interest rate swap contract. The Company did not record any interest rate swap fee income for the three months ended March 31, 2023 and 2022.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of March 31, 2023, and December 31, 2022, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities, with the exception of one subordinated debt security which is considered a Level 3.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 5: “Derivative Financial Instruments”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$22,133	$—	$22,133
Subordinated Debt	—	8,433	250	8,683
Municipal Securities:
Taxable	—	8,358	—	8,358
Tax-exempt	—	20,674	—	20,674
U.S. Government Agencies	—	3,361	—	3,361
Derivative asset – interest rate swap on loans	—	19,322	—	19,322
Total	$—	$82,281	$250	$82,531
Liabilities:
Derivative liability – interest rate swap on loans	—	19,322	—	19,322
Total	$—	$19,322	$—	$19,322

	December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$22,227	$—	$22,227
Subordinated Debt	—	8,577	250	8,827
Municipal Securities:
Taxable	—	7,966	—	7,966
Tax-exempt	—	20,175	—	20,175
U.S. Government Agencies	—	3,436	—	3,436
Derivative asset – interest rate swap on loans	—	23,896	—	23,896
Total	$—	$86,277	$250	$86,527
Liabilities:
Derivative liability – interest rate swap on loans	$—	23,896	$—	23,896
Total	$—	$23,896	$—	$23,896

During the three months ended March 31, 2023 there were no changes to the fair value of level three instruments.

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The Company did not have any assets that were measured at fair value on a nonrecurring basis as of March 31, 2023 or  December 31, 2022.

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

March 31, 2023	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$225,334	$225,334	$225,334	$—	$—
Securities:
Available for sale	63,209	63,209	—	62,959	250
Held to maturity	17,616	17,518	—	17,518	—
Restricted securities	22,436	22,436	—	22,436	—
Loans, net	1,617,275	1,594,624	—	1,594,624	—
Derivative asset – interest rate swap on loans	19,322	19,322	—	19,322	—
Bank owned life insurance	37,503	37,503	—	37,503	—
Accrued interest receivable	8,592	8,592	—	8,592	—
Liabilities:
Deposits	$1,632,288	$1,606,102	$—	$902,212	$703,890
Federal funds borrowed	60,696	60,585	—	—	60,585
Advances from the FHLB	45,000	44,994	—	—	44,994
Subordinated debt, net	72,344	63,891	—	63,891	—
Derivative liability – interest rate swaps on loans	19,322	19,322	—	19,322	—
Accrued interest payable	2,967	2,967	—	2,967	—

December 31, 2022	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$130,600	$130,600	$130,600	$—	$—
Securities:
Available for sale	62,631	62,631	—	62,381	250
Held to maturity	17,642	17,440	—	17,440	—
Restricted securities	24,325	24,325	—	24,325	—
Loans, net	1,579,950	1,584,533	—	—	1,584,533
Derivative asset – interest rate swap on loans	23,896	23,896	—	23,896	—
Bank owned life insurance	37,249	37,249	—	37,249	—
Accrued interest receivable	8,779	8,779	—	8,779	—
Liabilities:
Deposits	$1,512,889	$1,503,869	$—	$904,978	$599,121
Advances from the FHLB	100,000	99,983	—	—	99,983
Subordinated debt, net	72,245	64,235	—	64,235	—
Derivative liability – interest rate swaps on loans	23,896	23,896	—	23,896	—
Accrued interest payable	896	896	—	896	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at March 31, 2023 and December 31, 2022.

Note 7. Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which then shared in the earnings of the Bank. There were no such potentially dilutive securities outstanding in 2023 or 2022.

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

	For the Three Months Ended March 31,
(Dollars in thousands, except for per share data)	2023	2022
Net income	$8,151	$5,423
Preferred stock dividends	(539)	(539)
Net income available to common shareholders	$7,612	$4,884
Weighted average number of common shares issued, basic and diluted	7,517,213	7,647,519
Earnings per common share:
Basic and diluted income available per common share	$1.01	$0.64

Note 8. Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes, as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Unrealized loss on securities	$(9,974)	$(11,108)
Unrealized loss on securities transferred to HTM	(6)	(8)
Tax benefit	2,316	2,570
Total accumulated other comprehensive loss	$(7,664)	$(8,546)

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

Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2023 was $111,000. During the three months ended March 31, 2023 and 2022, the Company recognized lease expense of $121,000 and $121,000, respectively.

As of March 31,
(Dollars in thousands)	2023
Lease liabilities	$7,235
Right-of-use assets	$6,570
Weighted-average remaining lease term – operating leases (in months).	16.3
Weighted-average discount rate – operating leases	2.80%

For the three months ended March 31,
(Dollars in thousands)	2023
Lease Cost
Operating lease cost	$121
Total lease costs	$121
Cash paid for amounts included in measurement of lease liabilities	$111

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

As of  March 31, 2023, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of  March 31, 2023 is as follows:

(Dollars in thousands)
2023	$528
2024	654
2025	671
2026	689
2027	587
Thereafter	5,561
Total undiscounted cash flows	$8,690
Discount	(1,455)
Lease liabilities	$7,235

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2022, previously filed with the SEC on March 23, 2023. Results for the three months ended March 31, 2023 are not necessarily indicative of results for the year ending December 31, 2023 or any future period.

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

●	adequacy of or increases in the allowance for credit losses;

●	cyber threats, attacks or other data security events;

●	fraud or misconduct by internal or external parties;

●	reliance on third parties for key services;

●	deterioration of our asset quality, including an increase in loan delinquencies, problem assets and foreclosures;

●	future performance of our loan portfolio with respect to recently originated loans;

●	additional risks related to new lines of business, products, product enhancements or services;

●

results of examination of us by our regulators, including the possibility that our regulators may require us to increase our allowance for credit losses or to write-down assets or take other supervisory action;

●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;

●	liquidity, interest rate and operational risks associated with our business;

●	implications of our status as a smaller reporting company and as an emerging growth company;

●	a work stoppage, forced quarantine, or other interruption or the unavailability of key employees; and

●	other risk factors and information included in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q.

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

Overview

As used herein, the “Company,” “we,” “our,” and “us” refer to MainStreet Bancshares, Inc. and its subsidiaries, and the “Bank” refers to MainStreet Bank.

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

AvenuTM

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced AvenuTM, a division of MainStreet Bank. AvenuTM represents the Company’s suite of Banking as a Service (“BaaS”) solutions designed to meet the banking needs of Fintech customers. We believe our approach to providing a proprietary BaaS solution is unique. Our transformational subledger combined with our high-touch compliance training goes beyond the industry standards to ensure that our Fintech partners will prosper. This division of MainStreet Bank currently serves money service businesses, payment processers, and BaaS customers and provides the Bank with valuable low-cost deposits and additional streams of fee income. Our BaaS solution is in the late stage of development. A major component of the BaaS solution includes a fintech core, which is Software as a Service (SaaS).

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

Impact of Inflation

The United States is experiencing rising inflation. In response, the Federal Open Markets Committee (FOMC) raised the Federal Funds rate 425 basis points throughout 2022.  During the quarter ended March 31, 2023, the FOMC has raised rates an additional 50 basis points for a total of 475 basis points in the preceding twelve months. In addition to raising the Federal Funds rate, the Federal Reserve may take other means necessary to fulfill its dual mandate.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2023, since our Annual Report on Form 10-K for the year ended December 31, 2022 was filed, we have adopted the current expected credit loss standard. Any additional changes are discussed in our Recently Issued Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended March 31, 2023 and 2022

General

Total revenue increased $11.1 million to $29.6 million for the three months ended March 31, 2023 from $18.5 million for the three months ended March 31, 2022. These increases in total revenue were offset by increases in total expenses. Total expenses increased $8.2 million to $19.3 million for the three months ended March 31, 2023 from $11.1 million for the three months ended March 31, 2022.  The increase in revenue for the three months ended March 31, 2023 was primarily due to increases in net interest income of $5.9 million over the same period in 2022. Income was positively impacted by interest earned on federal funds sold, which earned $1.1 million in additional interest for the three months ended March 31, 2023 than the same period in 2022. These increases in income were offset by increases of $2.1 million in salaries and employee benefits for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Net income increased $2.7 million to $8.2 million for the three months ended March 31, 2023 from $5.4 million for the three months ended March 31, 2022.

Interest Income

Total interest income increased $11.3 million, or 65.1%, to $28.6 million for the three months ended March 31, 2023 from $17.3 million for the three months ended March 31, 2022. The increase was primarily the result of an increase in interest and fees on loans of $10.0 million and an increase in interest on federal funds sold of $1.1 million. Total average interest-earning assets increased $253.9 million, to $1.83 billion for the three months ended March 31, 2023 from $1.57 billion for the same period in 2022 primarily because of an increase of $222.0 million in the average balance of loans, an increase of $34.9 million in the average balance of federal funds sold and interest-earning deposits, and was offset by a $3.1 million decrease in the average balance of investment securities. The average yield on our interest-earning assets increased 188 basis points to 6.37% for the three months ended March 31, 2023 as compared to 4.49% for the three months ended March 31, 2022 primarily because of higher average yields on interest earning assets due to market conditions, loans related to PPP lending with a rate of 1% paying off, and the Federal Reserve increasing the benchmark interest rates by 475 basis points over the course of the previous year.

Interest and fees on loans increased $10.0 million, to $26.7 million for the three months ended March 31, 2023 from $16.7 million for the same period in 2022. This increase was primarily due to an increase in the average yield on loans and the average loans outstanding increasing $222.0 million, which increased to $1.60 billion for the three months ended March 31, 2023 from $1.38 billion for the three months ended March 31, 2022. The average yield on loans increased 187 basis points, or 38.0%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The Federal Reserve increased the federal interest rate by 50 basis points throughout the quarter so the impact of these additional increases will not be fully demonstrated until the following quarter.

Interest income on federal funds sold and interest-earning deposits increased by $1.1 million to $1.1 million for the three months ended March 31, 2023, from $0.0 million for the three months ended March 31, 2022. The increase was primarily due to an increase in the average yield on these deposits as well as the average balances increasing over the same time period. The average balance of interest-earning deposits and federal funds sold increased $34.9 million to $118.7 million for the three months ended March 31, 2023 from $83.8 million for the same period in 2022. The average yield increased to 3.87% for the three months ended March 31, 2023 from 0.16% for the same period in 2022.

Interest on investment securities increased by $151,000 to $852,000 for the three months ended March 31, 2023 from $701,000 for the three months ended March 31, 2022 on a fully tax-equivalent basis. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $42,000, or 12.5%, to $377,000 for the three months ended March 31, 2023, from $335,000 for the three months ended March 31, 2022. Interest on mortgage-backed securities increased by $18,000, or 18.0%, to $118,000 for the three months ended March 31, 2023, from $100,000 for the three months ended March 31, 2022. Subordinated debt interest income increased by $9,000, or 7.4%, to $133,000 for the three months ended March 31, 2023, from $124,000 for the three months ended March 31, 2022. The average yield on taxable securities increased  95 basis points, to 2.92%  and the average yield on tax-exempt securities increased 4 basis points, to 3.57% on a tax equivalent basis for the three months ended March 31, 2023, from 1.97% and 3.53%, respectively, for the same period in 2022. As increased market rates resulted in investment income rising despite the average balance of investment securities decreasing by $3.1 million, to $109.9 million for the three months ended March 31, 2023, from $113.0 million for the three months ended March 31, 2022.

Interest Expense

Total interest expense increased $5.4 million, to $7.6 million for the three months ended March 31, 2023 from $2.2 million for the three months ended March 31, 2022, primarily due to a $2.7 million increase in interest expense on time deposits and a $1.1 million increase in interest expense on money market deposits. There were additional increases in interest expense primarily due to the increase in average yield and average outstanding balance of advances from the Federal Home Loan Bank that were included in the three months ended March 31, 2023 over the three months ended March 31, 2022

Interest expense on deposits increased $4.1 million to $5.8 million for the three months ended March 31, 2023 from $1.7 million for the three months ended March 31, 2022 primarily as a result of an increase in average interest-bearing deposit yields and balances. The increase in average deposit balances was $156.0 million to $1.03 billion during the three months ended March 31, 2023 as compared to $877.8 million for the three months ended March 31, 2022. The increase in the average balance of interest-bearing deposits was primarily a result of a $13.0 million increase in the average balance of interest-bearing demand deposit accounts and by a $216.7 million increase in the average balance of time deposits. The average cost of deposits was 227 basis points for the three months ended March 31, 2023, compared to 76 basis points for the three months ended March 31, 2022. The average rate paid on money market deposits increased 199 basis points to 2.17% for the three months ended March 31, 2023 from 0.18% for the three months ended March 31, 2022. The average rate paid on interest-bearing demand deposits increased 130 basis points to 1.67% for the three months ended March 31, 2023 from 0.37% for the three months ended March 31, 2022 primarily due to market competition and the interest rate environment. The average cost of certificates of deposit increased by 123 basis points to 2.50% for the three months ended March 31, 2023 as compared to 1.27% for the three months ended March 31, 2022. The increase in the average balance of interest-bearing demand deposits for the three months ended March 31, 2023, primarily was the result of our continued effort to attract and retain low-cost deposits, and to reduce our reliance on wholesale deposits.

The average balance of subordinated debt increased $28.3 million for the three months ended March 31, 2023, due to an additional $43.9 million issued in late March of 2022 and was fully captured in the three months ended March 31, 2023.

Net Interest Income

Net interest income increased approximately $5.9 million, or 38.8%, to $21.1 million for the three months ended March 31, 2023 from $15.2 million for the three months ended March 31, 2022 because of our net interest-earning assets increasing $26.0 million to $641.4 million for the three months ended March 31, 2023 from $615.4 million for the three months ended March 31, 2022. The interest rate spread increased by 21 basis points to 3.79% for the three months ended March 31, 2023 from 3.58% for the three months ended March 31, 2022, on a tax equivalent basis. The net interest margin increased by 76 basis points from 3.93% for the three months ended March 31, 2022 to 4.69% for the three months ended March 31, 2023 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,599,756	$26,731	6.78%	$1,377,723	$16,685	4.91%
Investment securities:
Taxable	71,933	518	2.92%	73,413	357	1.97%
Tax-exempt	37,941	334	3.57%	39,545	344	3.53%
Federal funds and interest-bearing deposits	118,670	1,132	3.87%	83,754	34	0.16%
Total interest-earning assets	1,828,300	$28,715	6.37%	1,574,435	$17,420	4.49%
Non-interest-earning assets	57,371			88,386
Total assets	$1,885,671			$1,662,821
Interest-bearing liabilities:
Interest-bearing demand deposits	$83,388	$343	1.67%	$70,403	$65	0.37%
Savings and NOW deposits	51,943	108	0.84%	82,758	37	0.18%
Money market deposits	225,037	1,203	2.17%	267,905	119	0.18%
Time deposits	673,441	4,144	2.50%	456,782	1,431	1.27%
Total interest-bearing deposits	1,033,809	5,798	2.27%	877,848	1,652	0.76%
Federal funds purchased	2,965	38	5.20%	1	—	—
Federal Home Loan Bank advances	77,833	906	4.72%	37,167	31	0.34%
Subordinated debt	72,306	812	4.55%	43,995	468	4.31%
Total interest-bearing liabilities	1,186,913	$7,554	2.58%	959,011	$2,151	0.91%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	497,155			514,101
Total liabilities	1,684,068			1,473,112
Stockholders’ equity	201,603			189,709
Total liabilities and stockholders’ equity	$1,885,671			$1,662,821
Net interest income		$21,161			$15,269
Interest rate spread(2)			3.79%			3.58%
Net interest-earning assets(3)	$641,387			$615,424
Net interest margin(4)			4.69%			3.93%
Average interest-earning assets to average interest-bearing liabilities	154.0%			164.17%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Three Months Ended
	March 31, 2023 and 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,988	$7,058	$10,046
Investment securities:
Taxable	(49)	210	161
Tax exempt	(33)	23	(10)
Federal funds and interest-bearing deposits	19	1,079	1,098
Total interest-earning assets	2,925	8,370	11,295
Interest-bearing liabilities:
Interest-bearing demand deposits	14	264	278
Savings and NOW accounts	(136)	1,220	1,084
Money market deposit accounts	(93)	164	71
Time deposits	892	1,821	2,713
Total deposits	677	3,469	4,146
Fed funds purchased	38	—	38
Federal Home Loan Bank advances	68	807	875
Subordinated debt	287	57	344
Total interest-bearing liabilities	1,070	4,333	5,403
Change in net interest income	$1,855	$4,037	$5,892

Provision for Credit Losses

Management believes that the provision recorded for the period ended March 31, 2023 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

The provision for credit losses, which is an operating expense, is maintained to ensure that the allowance for credit losses is maintained at levels we consider necessary and appropriate to absorb expected credit losses at a balance sheet date. In determining the level of the allowance for credit and off-balance sheet losses, we consider past and current loss experience, evaluations of real estate collateral, current future economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans. The amount of the allowance is based on estimates, and actual losses may vary from such estimates as more information becomes available over time or economic conditions change. This evaluation is inherently subjective, as it requires estimates and assumptions that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for credit losses is assessed monthly and provisions are made for credit losses as required in order to maintain the overall allowance.

The provision for credit losses on loans decreased by $385,000 to a provision for loan losses of $415,000 for the three months ended March 31, 2023 from a provision for credit losses on loans of $800,000 for the three months ended March 31, 2022. Loan originations, which totaled approximately $174.2 million for the three months ended March 31, 2022 decreased $128.7 million compared to loan originations, of $45.5 million for the three months ended March 31, 2023. The Company did not have any non-performing loans at March 31, 2022 or March 31, 2023.

The provision for credit losses on off-balance sheet credit exposure decreased by $132,000 to a recovery for credit losses on off-balance sheet credit exposure of $132,000 for the three months ended March 31, 2023.

During the three months ended March 31, 2023, there were no significant changes in loans graded as special mention. Substandard loans decreased $667,000 as of March 31, 2023 for a balance of $10.2 million. Of the substandard loans as of March 31, 2023, 83% are connected to the hospitality industry. These loans were initially impacted by the pandemic and were downgraded out of an abundance of caution while cash flows and occupancy levels have continued to increase to pre-pandemic levels. Management does not believe there will be losses associated with these credits. During the three months ended March 31, 2023, there were no charge-offs incurred, and recoveries of $11,000 were received.

Non-Interest Income

Non-interest income decreased $159,000, or 13.7%, to $1.0 million for the three months ended March 31, 2023 from $1.2 million for the three months ended March 31, 2022. The decrease in non-interest income was primarily due to decreases in mortgage origination and other fee income in the three months ended March 31, 2023 compared to the same period in 2022. The Company continues to focus on increasing fee income as it strategically benefits our customers.

Non-Interest Expense

Non-interest expense increased $2.7 million, or 30.6%, to $11.7 million for the three months ended March 31, 2023 from $9.0 million for the three months ended March 31, 2022 primarily because of increases in salary and employee benefits of $2.1 million and advertising and marketing expenses of $391,000. Salaries and employee benefits expense increased by $2.1 million to $7.6 million for the three months ended March 31, 2023 from $5.5 million for the three months ended March 31, 2022 primarily as a result of twenty-nine new employees and the related salary and benefit expenses for these additional employees. Advertising and marketing expenses increased $391,000, or 96.3%, to $797,000 for the three months ended March 31, 2023 from $406,000 for the three months ended March 31, 2022 due to timing and new initiatives to further enhance the Company's brand. Franchise taxes increased approximately $112,000 to $459,000 for the three months ended March 31, 2023 from $347,000 for the three months ended March 31, 2022 because of the make up of the Company’s capital as of March 31, 2023 compared to the balance sheet as of March 31, 2022. Offsetting these increases was a decrease in furniture and equipment expenses of $159,000, or 24.2%, to 498,000 for the three months ended March 31, 2023 from $657,000 for the three months ended March 31, 2022 due to more normalized expense levels for furniture and equipment.

Income Tax Expense

Income tax expense increased $784,000, or 66.8%, to a tax expense of $2.0 million for the three months ended March 31, 2023 from a tax expense of $1.2 million for the three months ended March 31, 2022. The increase in federal income tax expense for the three months ended March 31, 2023 compared to the same period a year ago was driven by the increase in income before income taxes of $3.5 million, to income before income tax of $10.1 million for the three months ended March 31, 2023 compared to income before income tax expense of $6.6 million for the same period in the prior year. The Company was able to apply and claim a research and development tax credit of approximately $102,000 for its associated work in developing a software platform in 2022. The Company also invests in projects that have tax credit benefits in order to help reduce it's overall tax liability. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $254,000 for the three months ended March 31, 2023. For the three months ended March 31, 2023, the Company had an effective tax expense rate of 19.4%, compared to effective tax expense rate of 17.8% for the three months ended March 31, 2022.

Comparison of Statements of Financial Condition at March 31, 2023 and December 31, 2022

Total Assets

Total assets increased $129.3 million, or 6.7%, to $2.1 billion at March 31, 2023 from $1.9 billion at December 31, 2022. The increase was primarily the result of increases in the loan portfolio of $37.3 million, and cash and due from banks of $94.7 million as of March 31, 2023.

Investment Securities

Investment securities decreased $1.3 million, or 1.3%, from $104.6 million at December 31, 2022 to $103.3 million at March 31, 2023. The decrease was primarily due to amortization of certain restricted stock securities and fluctuations of restricted stock held in connection to FHLB advances. At March 31, 2023, our held-to-maturity portion of the securities portfolio, at amortized cost, was $17.6 million, and our available-for-sale portion of the securities portfolio, at fair value, was $63.2 million compared to our held-to-maturity portion of the securities portfolio of $17.6 million and our available-for-sale portion of the securities portfolio of $62.6 million at December 31, 2022.

Net Loans

Net loans increased $37.3 million, or 2.4%, to $1.62 billion at March 31, 2023 from $1.58 billion at December 31, 2022. Residential real estate loans decreased $2.7 million, or 0.7%, to $391.6 million at March 31, 2023 from $394.4 million at December 31, 2022. Commercial real estate loans increased by $36.3 million from $700.7 million at December 31, 2022 to $737.0 million at March 31, 2023. Commercial and industrial loans decreased by $10.4 million from $97.4 million at December 31, 2022 to $86.9 million at March 31, 2023. Paycheck Protection Program ("PPP") loans comprised $1.3 million of this portfolio as of March 31, 2023. Construction loans increased $21.3 million to $415.1 million at March 31, 2023 from $393.8 million at December 31, 2022. Consumer loans decreased by $5.8 million from $13.3 million at December 31, 2022 to $7.5 million at March 31, 2023. The $5.8 million decrease in consumer loans is primarily a result of management’s decision to let the indirect lending portfolio amortize off the balance sheet.

Allowance for Credit Losses - Loans

The allowance for credit losses on loans represents an amount that, in our judgment, will be adequate to absorb current and expected losses in the loan portfolio. The provision for credit losses on loans increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of year	$14,114	$11,697
Impact of adopting ASC 326	895	—
Recoveries:
Residential real estate	8	—
Consumer	3	19
Total recoveries	11	19
Net recoveries	11	19
Provision for credit losses - loans	415	2,398
Balance at end of period	15,435	$14,114
Ratios:
Net recoveries to average loans outstanding	0.00%	0.00%
Non-performing loans to allowance for credit losses at end of period	0.10%	0.15%
Allowance for credit losses on loans to gross loans at end of period	0.94%	0.88%

Deposits

Deposits increased $119.4 million, or 7.9% to $1.63 billion at March 31, 2023 from $1.51 billion at December 31, 2022. Our core deposits decreased $1.3 million, or 0.01%, to $1.16 billion at March 31, 2023 from $1.16 billion at December 31, 2022. Non-interest bearing demand deposits decreased $62.8 million, or 1.4%, to $487.9 million at March 31, 2023 from $550.7 million at December 31, 2022. Interest bearing demand deposits increased $20.4 million, or 25.5%, to $100.5 million at March 31, 2023 from $80.1 million at December 31, 2022. Certificates of deposits increased $121.9 million, or 20.1%, to $730.1 million at March 31, 2023 from $608.1 million at December 31, 2022.  Money market demand deposits increased $37.8 million, or 17.0%, to $260.3 million at March 31, 2023 from $222.5 million at December 31, 2022. The increase in interest bearing deposit accounts and time deposits were primarily the result of executing on a strategy to continue increasing our deposit base commensurate with our loan growth.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	March 31,	December 31,
	2023	2022
	(Dollars in thousands)
Loans accruing past 90 days
Commercial and industrial	15	15
Consumer	—	6
Total non-performing loans	15	21
Total non-performing assets	$15	$21
Ratios:
Total non-performing loans to gross loans receivable	0.00%	0.00%
Total non-performing loans to total assets	0.00%	0.00%
Total non-performing assets to total assets	0.00%	0.00%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities; however, the Company also utilizes wholesale deposits as a funding source in addition to customer deposits. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, federal funds purchased, and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had $45.0 million of Federal Home Loan Bank advances outstanding and an additional secured borrowing capacity of $436.1 million as of March 31, 2023. Additionally, at March 31, 2023, we had the ability to borrow up to $129.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2023.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2023, cash and cash equivalents totaled $225.3 million. The Company has availability on secured and unsecured lines for an additional $565.1 million. Finally, securities classified as available-for-sale, which provide additional sources of liquidity, totaled $63.2 million at March 31, 2023.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $8.8 million and $7.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively. There were no sales of securities in the three months ended March 31, 2023 or for three months ended March 31, 2022. Net cash used in investing activities, which consist primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $37.9 million and $102.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Net cash provided by financing activities was $123.8 million and $103.4 for the three months ended March 31, 2023 and 2022, respectively, which consisted primarily of increases in federal funds borrowed of $60.7 and increases in interest bearing deposits of $182.2 million for the three months ended March 31, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2023, totaled $419.7 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

Effects of Inflation. Inflation has caused a substantial rise in interest rates during 2022 and 2023, which has had a negative effect in the securities market. As a result of rising interest rates, the Company has recorded an accumulated other comprehensive loss on securities available for sale of approximately $7.7 million as compared to recording other comprehensive loss in the amount of $8.5 million as of December 31, 2022.  Thus, this has ran counter to total equity growth during 2022 and 2023 even though net earnings has been strong. Management does not anticipate these losses to be other than temporary as these unrealized losses do not currently appear related to any credit deterioration within the portfolio but from higher interest rates.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2023, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for March 31, 2023 and December 31, 2022, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2022 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2023, the Bank meet all capital adequacy requirements to which each is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023
Total capital (to risk-weighted assets)	$293,662	16.35%	$143,682	≥ 8.0%	$179,603	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$278,227	15.49%	$80,821	≥ 4.5%	$116,742	> 6.5%
Tier 1 capital (to risk-weighted assets)	$278,227	15.49%	$107,762	≥ 6.0%	$143,682	> 8.0%
Tier 1 capital (to average assets)	$278,227	14.69%	$75,785	≥ 4.0%	$94,732	> 5.0%
As of December 31, 2022
Total capital (to risk-weighted assets)	$286,572	16.27%	$140,929	≥ 8.0%	$176,161	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$272,458	15.47%	$79,272	≥ 4.5%	$114,504	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$272,458	15.47%	$105,696	≥ 6.0%	$140,929	≥ 8.0%
Tier 1 capital (to average assets)	$272,538	15.05%	$72,435	≥ 4.0%	$90,544	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2023, we had outstanding loan commitments of $429.0 million and no outstanding stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

	For the three months ended March 31,
(Dollars in thousands, except for per share data)	2023	2022
Net interest margin, fully-taxable equivalent (FTE)
Net interest income (GAAP)	$21,091	$15,197
FTE adjustment on tax-exempt securities	70	72
Net interest income (FTE) (non-GAAP)	$21,161	$15,269

Average interest earning assets	1,828,300	1,574,435
Net interest margin (GAAP)	4.68%	3.91%
Net interest margin (FTE) (non-GAAP)	4.69%	3.93%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2023. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no significant effect or impact on internal controls over financial reporting as the Company implemented the current expected credit loss accounting standard.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2023, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

For detailed information about certain risk factors that could materially affect our business, financial condition, results of operations or prospects, see “Risk Factors” in Part I, Item 1A of our 2022 Annual Report on Form 10-K. Set forth below are additional risk factors.

Defaults by or deteriorating asset quality of other financial institutions could adversely affect us.

Financial institutions are often interrelated as a result of trading, clearing, counterparty, or other relationships. For example, we execute transactions with financial institution counterparties. These transactions may expose us to counterparty credit risk that could ultimately result in a loss on default. Such a loss could have an effect on our financial condition. Further, actions taken by governments and/or regulatory bodies in response to financial crises affecting the banking system and financial markets, such as nationalization, conservatorship, receivership, or other intervention could have an adverse effect.

The results of mainstream media and social media contagion and speculation could impact the banking system and have an adverse effect on us.

The results of poorly executed decisions in a financial institution of significant size can negatively impact other financial institutions, despite the quality of leadership and decision making of the other financial institutions or their ability to effectively identify, measure, manage and control risk.

Misinformed or inaccurate reporting regarding an incident or incidents  can impact the broader banking industry. Any adverse financial market or economic condition could be reported in a way to exert downward pressure on the price of financial institution securities and could negatively impact credit availability for certain issuers without regard to their underlying financial strength.

This contagion risk can also occur when a perceived lack of trust in the banking system spreads throughout the industry based upon the results of a few poorly managed larger financial institutions.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase common shares during the three months ended March 31, 2023.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	$—	—	$2,152
February 1, 2023 - February 28, 2023	—	$—	—	$2,152
March 1, 2023 - March 31, 2023	—	$—	—	$2,152
Total	—	$—	—	$—

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32.0	Section 1350 Certification *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included with Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: May 12, 2023	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)