Form 10-Q
period 2023-06-30
MainStreet Bancshares, Inc.
filed 2023-08-11
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 8, 2023, there were 7,524,857 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of  June 30, 2023 and December 31, 2022 (Dollars in thousands, except share data)

	At June 30, 2023 (unaudited)	At December 31, 2022 (*)
Assets
Cash and due from banks	$67,700	$48,931
Federal funds sold	30,341	81,669
Cash and cash equivalents	98,041	130,600
Investment securities available-for-sale, at fair value	60,579	62,631
Investment securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0, respectively.	17,590	17,642
Restricted securities, at amortized cost	20,304	24,325
Loans, net of allowance for credit losses of $16,047 and $14,114, respectively	1,637,484	1,579,950
Premises and equipment, net	14,427	14,709
Accrued interest and other receivables	10,256	9,581
Bank owned life insurance	37,763	37,249
Computer software, net of amortization	12,266	9,149
Other assets	40,641	39,915
Total Assets	$1,949,351	$1,925,751
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$388,992	$550,690
Interest bearing demand deposits	71,308	80,099
Savings and NOW deposits	51,294	51,419
Money market deposits	380,500	222,540
Time deposits	701,289	608,141
Total deposits	1,593,383	1,512,889
Federal funds borrowed	30,000	—
Federal Home Loan Bank advances	—	100,000
Subordinated debt, net	72,444	72,245
Allowance for credit losses on off-balance sheet credit exposure	1,199	—
Other liabilities	41,817	42,335
Total Liabilities	1,738,843	1,727,469
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding at June 30, 2023 and December 31, 2022	27,263	27,263
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 7,522,297 shares (including 228,300 nonvested shares) at June 30, 2023 and 7,442,743 shares (including 259,036 nonvested shares) at December 31, 2022	29,177	28,736
Capital surplus	64,768	63,999
Retained earnings	97,646	86,830
Accumulated other comprehensive loss	(8,346)	(8,546)
Total Stockholders’ Equity	210,508	198,282
Total Liabilities and Stockholders’ Equity	$1,949,351	$1,925,751

*         Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the Three and Six months ended June 30, 2023 and 2022 (Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest Income
Interest and fees on loans	$28,855	$17,954	$55,586	$34,639
Interest on investments securities
Taxable securities	407	401	926	758
Tax-exempt securities	265	263	529	535
Interest on federal funds sold and interest-bearing deposits	1,179	195	2,311	229
Total Interest Income	30,706	18,813	59,352	36,161
Interest Expense
Interest on interest-bearing DDA deposits	251	105	594	170
Interest on savings and NOW deposits	147	42	255	79
Interest on money market deposits	2,926	151	4,129	270
Interest on time deposits	7,077	1,530	11,221	2,961
Interest on federal funds borrowed	201	—	239	—
Interest on Federal Home Loan Bank advances	13	52	919	83
Interest on subordinated debt	820	812	1,632	1,280
Total Interest Expense	11,435	2,692	18,989	4,843
Net Interest Income	19,271	16,121	40,363	31,318
Provision For Credit Losses - Loans	617	480	1,032	1,280
Provision for (Recovery of) Credit Losses - Off-Balance Sheet Credit Exposure	21	—	(111)	—
Net Interest Income After Provision For (Recovery of) Credit Losses	18,633	15,641	39,442	30,038
Non-Interest Income			.
Deposit account service charges	535	597	1,125	1,209
Bank owned life insurance income	259	250	514	500
Loan swap fee income	—	101	—	101
Net gain on held-to-maturity securities	—	4	—	4
Net gain on sale of loans	—	—	—	43
Other fee income	16	312	174	568
Total Non-Interest Income	810	1,264	1,813	2,425
Non-Interest Expense
Salaries and employee benefits	6,595	5,604	14,216	11,152
Furniture and equipment expenses	772	659	1,270	1,316
Advertising and marketing	698	574	1,495	980
Occupancy expenses	426	352	912	693
Outside services	504	567	994	935
Administrative expenses	211	195	426	405
Other operating expenses	1,646	1,543	3,242	2,976
Total Non-Interest Expense	10,852	9,494	22,555	18,457
Income Before Income Taxes	8,591	7,411	18,700	14,006
Income Tax Expense	1,645	1,481	3,602	2,654
Net Income	$6,946	$5,930	$15,098	$11,352
Preferred Stock Dividends	539	539	1,078	1,078
Net Income Available To Common Shareholders	$6,407	$5,391	$14,020	$10,274
Earnings Per Common Share:
Basic	$0.85	$0.71	$1.86	$1.35
Diluted	$0.85	$0.71	$1.86	$1.35

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the Three and Six months ended June 30, 2023 and 2022 (Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Comprehensive Income, net of taxes
Net Income	$6,946	$5,930	$15,098	$11,352
Other comprehensive income (loss), net of tax (benefit):
Unrealized gain (loss) on available for sale securities arising during the period (net of tax (benefit), ($204) and ($786), respectively, for the three months ended June 30, and $49 and ($1,794), respectively for the six months ended June 30).	(684)	(2,967)	197	(6,766)
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $0 and $1, respectively, for the three months ended June 30, and $1 and $2, respectively, for the six months ended June 30).	2	4	3	8
Other comprehensive income (loss)	(682)	(2,963)	200	(6,758)
Comprehensive Income	$6,264	$2,967	$15,298	$4,594

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the Three and Six months ended June 30, 2023 and 2022 (Dollars in thousands)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance, March 31, 2023	$27,263	$29,185	$64,213	$91,991	$(7,664)	$204,988
Stock based compensation expense	—	—	590	—	—	590
Common stock repurchased	—	(8)	(35)	—	—	(43)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(752)	—	(752)
Net income	—	—	—	6,946	—	6,946
Other comprehensive loss	—	—	—	—	(682)	(682)
Balance, June 30, 2023	$27,263	$29,177	$64,768	$97,646	$(8,346)	$210,508

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2022	$27,263	$28,736	$63,999	$86,830	$(8,546)	$198,282
Cumulative change in accounting principle (Note 3)	—	—	—	(1,699)	—	(1,699)
Vesting of restricted stock	—	449	(449)	—	—	—
Stock based compensation expense	—	—	1,253	—	—	1,253
Common stock repurchased	—	(8)	(35)	—	—	(43)
Dividends on preferred stock - ($0.94 per depositary share)	—	—	—	(1,078)	—	(1,078)
Dividends on common stock - ($0.20 per share)	—	—	—	(1,505)	—	(1,505)
Net income	—	—	—	15,098	—	15,098
Other comprehensive income	—	—	—	—	200	200
Balance, June 30, 2023	$27,263	$29,177	$64,768	$97,646	$(8,346)	$210,508

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, March 31, 2022	$27,263	$29,642	$66,798	$68,691	$(3,598)	$188,796
Vesting of restricted stock	—	13	(13)	—	—	—
Stock based compensation expense	—	—	564	—	—	564
Common stock repurchased	—	(477)	(2,527)	—	—	(3,004)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.05 per share)	—	—	—	(380)	—	(380)
Net income	—	—	—	5,930	—	5,930
Other comprehensive loss	—	—	—	—	(2,963)	(2,963)
Balance, June 30, 2022	$27,263	$29,178	$64,822	$73,702	$(6,561)	$188,404

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$27,263	$29,466	$67,668	$64,194	$197	$188,788
Vesting of restricted stock	—	389	(389)	—	—	—
Stock based compensation expense	—	—	1,134	—	—	1,134
Common stock repurchased	—	(677)	(3,591)	—	—	(4,268)
Dividends on preferred stock - ($0.94 per depositary share)	—	—	—	(1,078)	—	(1,078)
Dividends on common stock - ($0.10 per share)	—	—	—	(766)	—	(766)
Net income	—	—	—	11,352	—	11,352
Other comprehensive loss	—	—	—	—	(6,758)	(6,758)
Balance, June 30, 2022	$27,263	$29,178	$64,822	$73,702	$(6,561)	$188,404

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the six months ended June 30,	2023	2022
Cash Flows from Operating Activities
Net income	$15,098	$11,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	1,137	1,094
Deferred income tax expense	289	211
Provision for credit losses	921	1,280
Loss on sale of other real estate owned	—	74
Gain on sale of loans	—	(43)
Stock based compensation expense	1,253	1,134
Income from bank owned life insurance	(514)	(500)
Subordinated debt amortization expense	199	130
Gain on disposal of premises and equipment	(39)	—
Loss on New Market Tax Credit investment operations	88	—
Gain on call of held-to-maturity securities	—	(4)
Amortization of operating lease right-of-use assets	142	150
Change in:
Accrued interest receivable and other receivables	(678)	388
Other assets	225	(16,738)
Other liabilities	(1,441)	15,444
Net cash provided by operating activities	16,680	13,972
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	2,097	4,065
Maturities	—	70,000
Purchases	—	(126,241)
Activity in held-to-maturity securities:
Called	—	2,595
Purchases of equity securities	(82)	(224)
Proceeds on sale of loans	—	371
Proceeds on sale of other real estate owned	—	701
Purchases of restricted investment in bank stock	(4,638)	(4,873)
Redemption of restricted investment in bank stock	8,389	4,125
Net increase in loan portfolio	(59,461)	(76,723)
Computer software developed	(3,117)	(2,463)
Proceeds from sale of premises and equipment	39	—
Purchases of premises and equipment	(335)	(530)
Net cash used in investing activities	(57,108)	(129,197)
Cash Flows from Financing Activities
Net increase (decrease) in non-interest deposits	(161,697)	4,913
Net increase in interest bearing demand, savings, and time deposits	242,192	83,251
Net decrease in Federal Home Loan Bank advances	(100,000)	—
Net increase in federal funds borrowed	30,000	—
Net increase in subordinated debt, net issuance costs	—	42,623
Cash dividends paid on preferred stock	(1,078)	(1,078)
Cash dividends paid on common stock	(1,505)	(766)
Repurchases of common stock	(43)	(4,268)
Net cash provided by financing activities	7,869	124,675
Increase (Decrease) in Cash and Cash Equivalents	(32,559)	9,450
Cash and Cash Equivalents, beginning of period	130,600	93,199
Cash and Cash Equivalents, end of period	$98,041	$102,649
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$16,783	$4,089
Cash paid during the period for income taxes	$4,455	$2,291
Net unrealized gain (loss) on securities available-for-sale	$246	$(8,561)
Net cumulative change in accounting principle	$(1,699)	$—

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

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced Avenu™, a division of MainStreet Bank. Avenu™ provides an embedded banking solution that connects our partners (fintechs, application developers, money movers, and entrepreneurs) directly and seamlessly to our Software as a Service (SaaS) solution.  Our SaaS solution has launched with our first beta client.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2022 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K filed by the Company with the SEC on March 23, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period.

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

Summary of Significant Accounting Policies

Adoption of New Accounting Standards: On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by the lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that is more likely than not they will be required to sell.

The Company adopted ASC 326 and all the subsequent amendments effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost, and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior periods amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $1.7 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment includes an increase in allowance for credit reserves of $2.2 million and an increase in net deferred tax assets of $506,000.

Impact of Recently Issued Accounting Pronouncements

In July 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)”. This ASU amends the FASB Accounting Standards Codification for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

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

Recently Adopted Accounting Developments

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.   ASU 2016-13 was effective for the Company on January 1, 2023. The adjustment recorded at adoption to the overall allowance for credit losses, which consisted of adjustments to the allowance for credit losses on loans and an adjustment to the Company’s reserve for unfunded loan commitments, was $2.2 million. The adjustment net of tax recorded to stockholders’ equity totaled $1.7 million.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs. An entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. ASU 2022-02 was effective for the Company on January 1, 2023. There was no material impact to the Company's consolidated financial statements or related disclosures.

Note 2. Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). Upon further analysis, the Company did not record an allowance for credit losses on its securities held-to-maturity portfolio as of June 30, 2023.

Investment securities available-for-sale was comprised of the following:

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$24,859	$—	$(4,279)	$20,580
Subordinated Debt	9,970	—	(1,630)	8,340
Municipal Securities:
Taxable	10,662	—	(2,489)	8,173
Tax-exempt	22,746	17	(2,444)	20,319
U.S. Governmental Agencies	3,204	3	(40)	3,167
Total	$71,441	$20	$(10,882)	$60,579

Investment securities held-to-maturity was comprised of the following:

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$15,090	$12	$(195)	$14,907
Subordinated Debt	2,500	—	(7)	2,493
Total	$17,590	$12	$(202)	$17,400

Investment securities available-for-sale was comprised of the following:

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$26,801	$—	$(4,574)	$22,227
Subordinated Debt	9,970	—	(1,143)	8,827
Municipal Securities:
Taxable	10,675	—	(2,709)	7,966
Tax-exempt	22,823	10	(2,658)	20,175
U.S. Governmental Agencies	3,470	2	(36)	3,436
Total	$73,739	$12	$(11,120)	$62,631

Investment securities held-to-maturity was comprised of the following:

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$15,142	$35	$(237)	$14,940
Subordinated Debt	2,500	—	—	2,500
Total	$17,642	$35	$(237)	$17,440

Credit Quality Indicators and Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis using security-level credit ratings. The Company’s HTM securities ACL was immaterial at  June 30, 2023. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of  June 30, 2023 and  December 31, 2022 by security type and credit rating:

(Dollars in thousands)	Municipal Securities	Subordinated Debt	Total HTM securities
June 30, 2023
Credit Rating:
AAA/AA/A	$15,090	$—	$15,090
Not Rated - Non Agency	—	2,500	2,500
Total	$15,090	$2,500	$17,590
December 31, 2022
Credit Rating:
AAA/AA/A	$15,142	$—	$15,142
Not Rated - Non Agency	—	2,500	2,500
Total	$15,142	$2,500	$17,642

The scheduled maturities of securities available-for-sale and held-to-maturity at  June 30, 2023 were as follows:

	June 30, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$264	$263
Due from one to five years	1,000	955	2,400	2,372
Due from after five to ten years	13,358	11,358	7,980	7,952
Due after ten years	57,083	48,266	6,946	6,813
Total	$71,441	$60,579	$17,590	$17,400

The scheduled maturities of securities available-for-sale and held-to-maturity at  December 31, 2022 were as follows:

	December 31, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$264	$262
Due from one to five years	1,000	963	1,073	1,073
Due from after five to ten years	13,056	11,583	9,828	9,819
Due after ten years	59,683	50,085	6,477	6,286
Total	$73,739	$62,631	$17,642	$17,440

Securities with a fair value of $17.0 million and $3.6 million were pledged at June 30, 2023 and December 31, 2022, respectively,

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$75	$—	$20,505	$(4,279)	$20,580	$(4,279)
Subordinated Debt	—	—	7,589	(1,630)	7,589	(1,630)
Municipal securities:
Taxable	955	(45)	7,218	(2,444)	8,173	(2,489)
Tax-exempt	4,640	(141)	13,472	(2,303)	18,112	(2,444)
U.S Governmental Agencies	1,637	—	918	(40)	2,555	(40)
Total	$7,307	$(186)	$49,702	$(10,696)	$57,009	$(10,882)
Held-to-maturity:
Municipal securities:
Tax-exempt	$6,537	$(77)	$3,590	$(118)	$10,127	$(195)
Corporate Bonds	493	(7)	—	—	493	(7)
Total	$7,030	$(84)	$3,590	$(118)	$10,620	$(202)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$2,021	$(151)	$20,206	$(4,423)	$22,227	$(4,574)
Subordinated Debt	3,357	(393)	4,720	(750)	8,077	(1,143)
Municipal Securities:
Taxable	1,377	(198)	6,589	(2,511)	7,966	(2,709)
Tax-exempt	11,028	(838)	7,663	(1,820)	18,691	(2,658)
U.S Government Agencies	1,768	(2)	1,018	(34)	2,786	(36)
Total	$19,551	$(1,582)	$40,196	$(9,538)	$59,747	$(11,120)
Held-to-maturity:
Municipal Securities:
Tax-exempt	$10,599	$(237)	$—	$—	$10,599	$(237)
Total	$10,599	$(237)	$—	$—	$10,599	$(237)

Unrealized losses on each of the major categories of securities have not been recognized into income because all the securities are of high credit quality (rated A or higher, if rated). Management does not intend to sell and it is unlikely management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. The fair value is expected to recover as the securities approach maturity. The following description provides the number of investment positions in an unrealized loss position and approximate duration of that loss position.

At  June 30, 2023, there was one collateralized mortgage backed security with a fair value totaling approximately $75,000 in an unrealized loss position of less than 12 months and twenty-four collateralized mortgage backed securities totaling $20.5 million in an unrealized loss position of more than 12 months. At  June 30, 2023 there were twenty-one subordinated debt securities totaling $7.6 million in an unrealized loss position of more than 12 months. At  June 30, 2023 twenty-three municipal securities with fair values totaling approximately $12.1 million were in an unrealized loss position of less than 12 months and thirty-eight securities totaling $24.3 million in an unrealized loss position of more than 12 months. At  June 30, 2023 one U.S. government agency with a fair value totaling approximately $1.6 million was in an unrealized loss position of less than 12 months and seven government agency securities with a fair value of approximately $918,000  were in an unrealized loss position of more than 12 months.

Certain municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at June 30, 2023 and December 31, 2022 was $4,114 and $8,228, respectively.

The Company periodically invests in New Market Tax Credit opportunities, related primarily to certain community development projects. The Company receives tax credits related to these investments, for which the Company typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. These tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. Recognition of tax credits and any associated losses on operations associated with these entities are recorded as a reduction to the carrying value of these investments. Proportional operational losses associated with these investments are included in non-interest income. As of and for the  three and six months ended June 30, 2023 , the Company recorded approximately $88,000 in tax credit investment operational losses.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Residential Real Estate:
Single family	$196,488	$178,615
Multifamily	213,912	215,624
Farmland	150	155
Commercial Real Estate:
Owner-occupied	265,310	228,374
Non-owner occupied	462,462	472,354
Construction and Land Development	421,277	393,783
Commercial – Non Real-Estate:
Commercial & Industrial	93,604	97,351
Consumer – Non Real-Estate:
Unsecured	173	1,984
Secured	5,577	11,352
Total Gross Loans	1,658,953	1,599,592
Less: unearned fees, net	(5,422)	(5,528)
Less: allowance for credit losses - loans	(16,047)	(14,114)
Net Loans	$1,637,484	$1,579,950

The unsecured consumer loans above include $173,000 and $2.0 million of overdrafts reclassified as loans at June 30, 2023 and December 31, 2022, respectively.

The following tables summarize the activity in the allowance for credit losses on loans by loan class for the three and six months ended June 30, 2023 and 2022.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended June 30, 2023	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,195	$8,248	$3,547	$1,420	$25	$15,435
Charge-offs	—	—	—	—	(6)	(6)
Recoveries	—	—	—	—	1	1
Provision for (recovery of) credit losses	130	(64)	53	499	(1)	617
Ending Balance	$2,325	$8,184	$3,600	$1,919	$19	$16,047
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$369	$—	$369
Collectively evaluated for Impairment	$2,325	$8,184	$3,600	$1,550	$19	$15,678

For the six months ended June 30, 2023
Beginning Balance, prior to adoption of ASC 326	$2,146	$7,159	$3,347	$1,418	$44	$14,114
Impact of adopting ASC 326	59	614	19	172	31	895
Charge-offs	—	—	—	—	(6)	(6)
Recoveries	8	—	—	—	4	12
Provision for (recovery of) credit losses	112	411	234	329	(54)	1,032
Ending Balance	$2,325	$8,184	$3,600	$1,919	$19	$16,047
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$369	$—	$369
Collectively evaluated for Impairment	$2,325	$8,184	$3,600	$1,550	$19	$15,678

	Real Estate
For the three months ended June 30, 2022	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$1,979	$6,278	$2,757	$1,390	$96	$12,500
Recoveries	—	—	—	—	2	2
Provision for (recovery of) credit losses	15	236	287	(50)	(8)	480
Ending Balance	$1,994	$6,514	$3,044	$1,340	$90	$12,982
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,994	$6,514	$3,044	$1,340	$90	$12,982

For the six months ended June 30, 2022
Beginning Balance	$1,672	$5,689	$2,697	$1,540	$99	$11,697
Recoveries	—	—	—	—	5	5
Provision for (recovery of) credit losses	322	825	347	(200)	(14)	1,280
Ending Balance	$1,994	$6,514	$3,044	$1,340	$90	$12,982
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$1,994	$6,514	$3,044	$1,340	$90	$12,982

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

The following tables summarize the amortized cost basis by aggregate Pass and criticized categories of Watch, Special Mention, and Substandard within the Company’s internal risk rating system as of June 30, 2023 and December 31, 2022. At these dates no loans were classified as doubtful.

	Term Loans Amortized Cost Basis by Origination Year
June 30, 2023
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential Real Estate - Single Family
Pass	$20,823	$30,196	$21,382	$33,864	$13,659	$22,496	$41,034	$183,454
Watch	—	1,125	—	1,321	7,490	—	2,501	12,437
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	463	134	—	597
Total Residential Real Estate - Single Family	$20,823	$31,321	$21,382	$35,185	$21,612	$22,630	$43,535	$196,488

Residential Real Estate - Multifamily
Pass	$—	$58,978	$69,966	$32,508	$27,561	$10,885	$3,135	$203,033
Watch	—	10,879	—	—	—	—	—	10,879
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Residential Real Estate - Multifamily	$—	$69,857	$69,966	$32,508	$27,561	$10,885	$3,135	$213,912

Residential Real Estate - Farmland
Pass	$—	$—	$—	$—	$—	$150	$—	$150
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Residential Real Estate - Farmland	$—	$—	$—	$—	$—	$150	$—	$150

Commercial Real Estate - Owner Occupied
Pass	$46,501	$56,141	$45,669	$35,975	$33,963	$38,844	$7,085	$264,178
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,132	—	—	1,132
Total Commercial Real Estate - Owner Occupied	$46,501	$56,141	$45,669	$35,975	$35,095	$38,844	$7,085	$265,310

Commercial Real Estate - Non-Owner Occupied
Pass	$16,058	$100,163	$53,411	$49,309	$9,112	$152,105	$24,656	$404,814
Watch	—	—	—	16,000	12,922	20,286	—	49,208
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	7,814	626	—	8,440
Total Commercial Real Estate - Non-Owner Occupied	$16,058	$100,163	$53,411	$65,309	$29,848	$173,017	$24,656	$462,462

Construction & Land Development
Pass	$2,145	$23,199	$10,171	$12,771	$25	$8,346	$344,109	$400,766
Watch	—	—	—	—	—	—	20,511	20,511
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Construction & Land Development	$2,145	$23,199	$10,171	$12,771	$25	$8,346	$364,620	$421,277

Commercial & Industrial
Pass	$6,152	$5,586	$13,213	$4,109	$2,327	$11,563	$49,780	$92,730
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	5	—	—	—	220	225
Doubtful	—	—	—	—	—	—	649	649
Total Commercial & Industrial	$6,152	$5,586	$13,218	$4,109	$2,327	$11,563	$50,649	$93,604

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$173	$173
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$173	$173

Consumer - Secured
Pass	$—	$282	$6	$73	$1,899	$3,238	$79	$5,577
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer - Secured	$—	$282	$6	$73	$1,899	$3,238	$79	$5,577

Total
Pass	$91,679	$274,545	$213,818	$168,609	$88,546	$247,627	$470,051	$1,554,875
Watch	—	12,004	—	17,321	20,412	20,286	23,012	93,035
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	5	—	9,409	760	220	10,394
Doubtful	—	—	—	—	—	—	649	649
Total	$91,679	$286,549	$213,823	$185,930	$118,367	$268,673	$493,932	$1,658,953

	December 31, 2022
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$178,172	$—	$—	$443	$178,615
Multifamily	215,624	—	—	—	215,624
Farmland	155	—	—	—	155
Commercial Real Estate:
Owner occupied	227,231	—	—	1,143	228,374
Non-owner occupied	439,537	24,897	—	7,920	472,354
Construction & Land Development	393,783	—	—	—	393,783
Commercial – Non Real Estate:
Commercial & Industrial	97,246	97	—	8	97,351
Consumer – Non Real Estate:
Unsecured	1,984	—	—	—	1,984
Secured	11,352	—	—	—	11,352
Total	$1,565,084	$24,994	$—	$9,514	$1,599,592

The following tables present the amortized cost basis by segments of the loan portfolio summarized by aging categories as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$196,488	$196,488	$—
Multifamily	—	—	—	—	213,912	213,912	—
Farmland	—	—	—	—	150	150	—
Commercial Real Estate:
Owner occupied	—	—	—	—	265,310	265,310	—
Non-owner occupied	—	—	—	—	462,462	462,462	—
Construction & Land Development	—	—	—	—	421,277	421,277	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	93,604	93,604	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	173	173	—
Secured	9	—	—	9	5,568	5,577	—
Total	$9	$—	$—	$9	$1,658,944	$1,658,953	$—

	December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$178,615	$178,615	$—
Multifamily	—	—	—	—	215,624	215,624	—
Farmland	—	—	—	—	155	155	—
Commercial Real Estate:
Owner occupied	—	—	—	—	228,374	228,374	—
Non-owner occupied	—	—	—	—	472,354	472,354	—
Construction & Land Development	—	—	—	—	393,783	393,783	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	15	15	97,336	97,351	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	1,984	1,984	—
Secured	11	12	6	29	11,323	11,352	—
Total	$11	$12	$21	$44	$1,599,548	$1,599,592	$—

There were no loans placed on nonaccrual with an allowance for credit losses as of June 30, 2023 and December 31, 2022.

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral

The following table details the amortized cost of collateral dependent loans:

(Dollars in thousands)	June 30, 2023
Residential Real Estate:
Single family	$135
Commercial Real Estate:
Non-owner occupied	630
Commercial and Industrial	731
Total	$1,496

The Company did not modify any loans to borrowers experiencing financial distress during the three and six months ended June 30, 2023.

As of  June 30, 2023 there were no real estate loans in the process of foreclosure.

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

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the three months ended June 30, 2023:

	Three Months Ended June 30,
	2023
(Dollars in thousands)	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$134	$3
Commercial Real Estate:
Non-owner Occupied	626	12
Total	$760	$15

With an allowance recorded
Commercial and Industrial	$650	$4
Total	$1,410	$19

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the six months ended June 30, 2023:

	Six Months Ended June 30,
	2023
(Dollars in thousands)	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$134	$6
Commercial Real Estate:
Non-owner Occupied	627	24
Total	$761	$30

With an allowance recorded
Commercial and Industrial	$657	$29
Total	$1,418	$59

Unfunded Commitments

The Company maintains an allowance for credit losses on off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on funded loans. The allowance for credit losses for off-balance sheet credit exposure of $1.2 million and $0 million at  June 30, 2023 and December 31, 2022, respectively, is classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposure for the three months ended June 30, 2023.

(Dollars in thousands)	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
Balance, March 31, 2023	$1,178
Provision for off-balance sheet credit losses	21
Balance, June 30, 2023	$1,199

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposure for the six months ended June 30, 2023.

(Dollars in thousands)	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
Balance, December 31, 2022	$—
Adjustment to allowance for off-balance sheet credit losses upon adoption of ASU 2016-13	1,310
Recovery of allowance for off-balance sheet credit losses, net	(111)
Balance, June 30, 2023	$1,199

Note 4. Intangible Assets

The carrying amount of computer software developed was $12.3 million and $9.1 million at June 30, 2023 and December 31, 2022. The following table presents the carrying amount of computer software developed as of  June 30, 2023 and  December 31, 2022.

	As of June 30, 2023		As of December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Computer software	$12,266	$—	$9,149	$—
Total	$12,266	$—	$9,149	$—

The Company is still in the development stage of computer software where costs are capitalized. Capitalization ceases when the software is substantially complete and ready for its intended use. At that time the intangible asset will be amortized on a straight-line basis over the estimated useful life of the asset. As of  June 30, 2023, the Company has not recorded any amortization on its intangible computer software. We anticipate the amortization period for intangible computer software to be ten years, once placed in service, which is expected to begin in the third quarter of 2023.

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

The following tables summarize key elements of the Company’s derivative instruments as of June 30, 2023 and December 31, 2022.

June 30, 2023
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$251,466	46	$—	$22,607	$—
Matched interest rate swap with counterparty	$251,466	46	$22,607	$—	$—

December 31, 2022
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$245,717	44	$—	$23,896	$3,034
Matched interest rate swap with counterparty	$245,717	44	$23,896	$—	$3,034

The Company is able to recognize fee income upon execution of the interest rate swap contract. The Company did not record any interest rate swap fee income for the six months ended June 30, 2023 and $101,000 for the six months ended June 30, 2022.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of June 30, 2023, and December 31, 2022, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities, with the exception of one subordinated debt security which is considered a Level 3.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 5: “Derivative Financial Instruments”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$20,580	$—	$20,580
Subordinated Debt	—	8,090	250	8,340
Municipal Securities:
Taxable	—	8,173	—	8,173
Tax-exempt	—	20,319	—	20,319
U.S. Government Agencies	—	3,167	—	3,167
Derivative asset – interest rate swap on loans	—	22,607	—	22,607
Total	$—	$82,936	$250	$83,186
Liabilities:
Derivative liability – interest rate swap on loans	$—	$22,607	$—	$22,607
Total	$—	$22,607	$—	$22,607

	December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$22,227	$—	$22,227
Subordinated Debt	—	8,577	250	8,827
Municipal Securities:
Taxable	—	7,966	—	7,966
Tax-exempt	—	20,175	—	20,175
U.S. Government Agencies	—	3,436	—	3,436
Derivative asset – interest rate swap on loans	—	23,896	—	23,896
Total	$—	$86,277	$250	$86,527
Liabilities:
Derivative liability – interest rate swap on loans	$—	$23,896	$—	$23,896
Total	$—	$23,896	$—	$23,896

During the six months ended June 30, 2023, there were no changes to the fair value of level three instruments.

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The Company did not have any assets that were measured at fair value on a nonrecurring basis as December 31, 2022. The following table summarizes the value of the Bank's assets as of  June 30, 2023 that were measured at fair value on a nonrecurring basis during the period:

June 30, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Impaired Loans
Commercial and Industrial	$—	$—	$362	$362
Total	$—	$—	$362	$362

The following table summarizes the value of the Bank's assets as of  June 30, 2023 that were measured at fair value on a nonrecurring basis during the period:

	Fair Value Measurements at June 30, 2023
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired Loans, net	$362	Appraisals/Discounted Cash Flows	Discount to reflect current market conditions or cash flows and estimated selling costs.	3% - 10%
Total	$362

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

June 30, 2023	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$98,041	$98,041	$98,041	$—	$—
Securities:
Available for sale	60,579	60,579	—	60,329	250
Held to maturity	17,590	17,400	—	17,400	—
Restricted securities	20,304	20,304	—	20,304	—
Loans, net	1,637,484	1,639,479	—	—	1,639,479
Derivative asset – interest rate swap on loans	22,607	22,607	—	22,607	—
Bank owned life insurance	37,763	37,763	—	37,763	—
Accrued interest receivable	9,268	9,268	—	9,268	—
Liabilities:
Deposits	$1,593,383	$1,589,754	$—	$892,094	$697,660
Federal funds borrowed	30,000	29,962	—	—	29,962
Subordinated debt, net	72,444	60,293	—	60,293	—
Derivative liability – interest rate swaps on loans	22,607	22,607	—	22,607	—
Accrued interest payable	2,776	2,776	—	2,776	—

December 31, 2022	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$130,600	$130,600	$130,600	$—	$—
Securities:
Available for sale	62,631	62,631	—	62,381	250
Held to maturity	17,642	17,440	—	17,440	—
Restricted securities	24,325	24,325	—	24,325	—
Loans, net	1,579,950	1,584,533	—	—	1,584,533
Derivative asset – interest rate swap on loans	23,896	23,896	—	23,896	—
Bank owned life insurance	37,249	37,249	—	37,249	—
Accrued interest receivable	8,779	8,779	—	8,779	—
Liabilities:
Deposits	$1,512,889	$1,503,869	$—	$904,978	$599,121
Advances from the FHLB	100,000	99,983	—	—	99,983
Subordinated debt, net	72,245	64,235	—	64,235	—
Derivative liability – interest rate swaps on loans	23,896	23,896	—	23,896	—
Accrued interest payable	896	896	—	896	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at June 30, 2023 and December 31, 2022.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except for share and per share data)	2023	2022	2023	2022
Net income	$6,946	$5,930	$15,098	$11,352
Preferred stock dividends	(539)	(539)	(1,078)	(1,078)
Net income available to common shareholders	$6,407	$5,391	$14,020	$10,274
Weighted average number of common shares issued, basic and diluted	7,522,764	7,575,484	7,519,949	7,611,303
Earnings per common share:
Basic and diluted earnings per common share	$0.85	$0.71	$1.86	$1.35

Note 8. Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes, as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Unrealized loss on investment securities available-for-sale	$(10,862)	$(11,108)
Unrealized loss on securities transferred to HTM	(4)	(8)
Tax benefit	2,520	2,570
Total accumulated other comprehensive loss	$(8,346)	$(8,546)

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

Cash paid for amounts included in the measurement of lease liabilities during the six months ended June 30, 2023 was $138,000. During the six months ended June 30, 2023 and 2022, the Company recognized lease expense of $242,000 and $121,000, respectively.

As of June 30,
(Dollars in thousands)	2023
Lease liabilities	$7,126
Right-of-use assets	6,451
Weighted-average remaining lease term – operating leases (in months).	160.8
Weighted-average discount rate – operating leases	2.80%

For the six months ended June 30,
(Dollars in thousands)	2023
Lease Cost
Operating lease cost	$242
Total lease costs	$242
Cash paid for amounts included in measurement of lease liabilities	$138

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

As of  June 30, 2023, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of  June 30, 2023 is as follows:

(Dollars in thousands)
2023	$528
2024	654
2025	671
2026	689
2027	587
Thereafter	5,561
Total undiscounted cash flows	$8,690
Discount	(1,564)
Lease liabilities	$7,126

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2022, previously filed with the SEC on March 23, 2023. Results for the three and six months ended June 30, 2023 are not necessarily indicative of results for the year ending December 31, 2023 or any future period.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Important factors that could cause actual results to differ materially from those in the forward–looking statements included herein include, but are not limited to:

●	general economic conditions, either nationally or in our market area, that are worse than expected;

●	competition among depository and other financial institutions, particularly intensified competition for deposits;

●	inflation and an interest rate environment that may reduce our margins or reduce the fair value of certain of our financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;

●	the impact of significant changes in accounting procedures or requirements on our financial condition or results of operations;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired and newly organized entities;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices;

●	changes in our organization, compensation and benefit plans;

●	our ability to attract and retain key employees;

●	changes in our financial condition or results of operations that reduce capital;

●	changes in the financial condition or future prospects of issuers of securities that we own;

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

AvenuTM

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced AvenuTM, a division of MainStreet Bank. AvenuTM represents the Company’s suite of Banking as a Service (“BaaS”) solutions designed to meet the banking needs of Fintech customers. We believe our approach to providing a proprietary BaaS solution is unique. Our transformational subledger combined with our high-touch compliance training goes beyond the industry standards to ensure that our Fintech partners will prosper. This division of MainStreet Bank currently serves money service businesses, payment processers, and BaaS customers and provides the Bank with valuable low-cost deposits and additional streams of fee income. A major component of the BaaS solution includes a fintech core, which is Software as a Service (SaaS). Our SaaS solution has launched with our first beta client.

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

Impact of Inflation

The United States is experiencing rising inflation. In response, the Federal Open Markets Committee (FOMC) raised the Federal Funds rate 425 basis points throughout 2022 and an additional 75 basis points during the first six months of 2023. In addition to raising the Federal Funds rate, the Federal Reserve may take other means necessary to fulfill its dual mandate.

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

Following the announcement by the U.K.’s Financial Conduct Authority in July 2017 that it will no longer persuade or require banks to submit rates for the London InterBank Offered Rate (LIBOR) after 2021, the Company has opted to use the published Secured Overnight Funding Rate (SOFR) as a substitute and replacement for any financial instruments that are or would otherwise be tied to the LIBOR index. As of June 30, 2023, the Bank has officially transitioned all instruments away from LIBOR.

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2023, have remained unchanged since our Annual Report on Form 10-K for the year ended December 31, 2022 was filed, unless noted herein. As of January 1, 2023, we have adopted the current expected credit loss standard. Any additional changes are discussed in our Recently Issued Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended June 30, 2023 and 2022

General

Total revenue increased $11.4 million to $31.5 million for the three months ended June 30, 2023 from $20.1 million for the three months ended June 30, 2022. These increases in total revenue were offset by increases in total expenses. Total expenses increased $10.1 million to $22.3 million for the three months ended June 30, 2023 from $12.2 million for the three months ended June 30, 2022.  The increase in revenue for the three months ended June 30, 2023 was primarily due to increases in net interest income of $3.2 million over the same period in 2022. Income was positively impacted by interest earned on federal funds sold, which earned $1.0 million in additional interest for the three months ended June 30, 2023 than the same period in 2022. These increases in income were offset by increases of $1.0 million in salaries and employee benefits for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Net income increased $1.0 million to $6.9 million for the three months ended June 30, 2023 from $5.9 million for the three months ended June 30, 2022.

Interest Income

Total interest income increased $11.9 million, or 63.2%, to $30.7 million for the three months ended June 30, 2023 from $18.8 million for the three months ended June 30, 2022. The increase was primarily the result of an increase in interest and fees on loans of $10.9 million and an increase in interest on federal funds sold of $1.0 million. Total average interest-earning assets increased $198.3 million, to $1.84 billion for the three months ended June 30, 2023 from $1.64 billion for the same period in 2022 primarily because of an increase of $214.4 million in the average balance of loans and was offset by a decrease of $10.7 million in the average balance of federal funds sold and interest-earning deposits and a $5.4 million decrease in the average balance of investment securities. The average yield on our interest-earning assets increased 210 basis points to 6.70% for the three months ended June 30, 2023 as compared to 4.60% for the three months ended June 30, 2022 primarily because of higher average yields on interest earning assets due to market conditions, loans related to PPP lending with a rate of 1% paying off, and the Federal Reserve increasing the benchmark interest rates by 525 basis points over the course of the previous eighteen months.

Interest and fees on loans increased $10.9 million, to $28.9 million for the three months ended June 30, 2023 from $18.0 million for the same period in 2022. This increase was primarily due to an increase in the average yield on loans and the average loans outstanding increasing $214.4 million, which increased to $1.65 billion for the three months ended June 30, 2023 from $1.43 billion for the three months ended June 30, 2022. The average yield on loans increased 200 basis points, or 39.8%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The Federal Reserve increased the federal funds target interest rate by 25 basis points during the quarter so we expect our asset sensitive balance sheet to continue to benefit from the current rate environment.

Interest income on federal funds sold and interest-earning deposits increased by $1.0 million to $1.2 million for the three months ended June 30, 2023, from $0.2 million for the three months ended June 30, 2022. The increase was primarily due to an increase in the average yield on these deposits despite the average balances decreasing over the same time period. The average balance of interest-earning deposits and federal funds sold decreased $10.7 million to $87.6 million for the three months ended June 30, 2023 from $98.3 million for the same period in 2022. The average yield increased to 5.40% for the three months ended June 30, 2023 from 0.80% for the same period in 2022.

Interest on investment securities increased by $8,000 to $742,000 for the three months ended June 30, 2023 from $734,000 for the three months ended June 30, 2022 on a fully tax-equivalent basis. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $61,000, or 19.4%, to $375,000 for the three months ended June 30, 2023, from $314,000 for the three months ended June 30, 2022. Interest on mortgage-backed securities decreased by $4,000, or 4.7%, to $82,000 for the three months ended June 30, 2023, from $86,000 for the three months ended June 30, 2022. Subordinated debt interest income decreased by $5,000, or 3.8%, to $127,000 for the three months ended June 30, 2023, from $132,000 for the three months ended June 30, 2022. The average yield on taxable securities increased  19 basis points, to 2.39%  and the average yield on tax-exempt securities increased 8 basis points, to 3.55% on a tax equivalent basis for the three months ended June 30, 2023, from 2.20% and 3.47%, respectively, for the same period in 2022. Increased market rates resulted in investment income rising despite the average balance of investment securities decreasing by $5.4 million, to $106.3 million for the three months ended June 30, 2023, from $111.7 million for the three months ended June 30, 2022.

Interest Expense

Total interest expense increased $8.7 million, to $11.4 million for the three months ended June 30, 2023 from $2.7 million for the three months ended June 30, 2022, primarily due to a $5.5 million increase in interest expense on time deposits and a $2.8 million increase in interest expense on money market deposits. There were additional increases in interest expense primarily due to the increase in average yield and average outstanding balance of advances on federal funds purchased that were included in the three months ended June 30, 2023 over the three months ended June 30, 2022

Interest expense on deposits increased $8.6 million to $10.4 million for the three months ended June 30, 2023 from $1.8 million for the three months ended June 30, 2022 primarily as a result of an increase in average interest-bearing deposit yields and balances. The increase in average deposit balances was $298.8 million to $1.19 billion during the three months ended June 30, 2023 as compared to $892.8 million for the three months ended June 30, 2022. The increase in the average balance of interest-bearing deposits was primarily a result of a $110.0 million increase in the average balance of money market deposit accounts and by a $223.3 million increase in the average balance of time deposits. The average cost of deposits was 350 basis points for the three months ended June 30, 2023, compared to 82 basis points for the three months ended June 30, 2022. The average rate paid on money market deposits increased 315 basis points to 3.41% for the three months ended June 30, 2023 from 0.26% for the three months ended June 30, 2022. The average rate paid on interest-bearing demand deposits increased 92 basis points to 1.36% for the three months ended June 30, 2023 from 0.44% for the three months ended June 30, 2022 primarily due to market competition and the interest rate environment. The average cost of certificates of deposit increased by 270 basis points to 3.93% for the three months ended June 30, 2023 as compared to 1.23% for the three months ended June 30, 2022. The decrease in the average balance of interest-bearing demand deposits for the three months ended June 30, 2023, primarily was the result of depositors looking for higher yielding products and market competition.

Net Interest Income

Net interest income increased approximately $3.2 million, or 19.5%, to $19.3 million for the three months ended June 30, 2023 from $16.1 million for the three months ended June 30, 2022 despite our net interest-earning assets decreasing $81.8 million to $563.0 million for the three months ended June 30, 2023 from $644.8 million for the three months ended June 30, 2022. The interest rate spread tightened by 40 basis points to 3.12% for the three months ended June 30, 2023 from 3.52% for the three months ended June 30, 2022, on a tax equivalent basis. The net interest margin increased by 26 basis points from 3.95% for the three months ended June 30, 2022 to 4.21% for the three months ended June 30, 2023 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,649,300	$28,855	7.02%	$1,434,877	$17,954	5.02%
Investment securities:
Taxable	68,381	407	2.39%	73,153	401	2.20%
Tax-exempt	37,876	335	3.55%	38,507	333	3.47%
Federal funds and interest-bearing deposits	87,608	1,179	5.40%	98,326	195	0.80%
Total interest-earning assets	1,843,165	$30,776	6.70%	1,644,863	$18,883	4.60%
Non-interest-earning assets	69,488			65,225
Total assets	$1,912,653			$1,710,088
Interest-bearing liabilities:
Interest-bearing demand deposits	$73,800	$251	1.36%	$96,352	$105	0.44%
Savings and NOW deposits	50,644	147	1.16%	62,588	42	0.27%
Money market deposits	344,118	2,926	3.41%	234,097	151	0.26%
Time deposits	723,056	7,077	3.93%	499,734	1,530	1.23%
Total interest-bearing deposits	1,191,618	10,401	3.50%	892,771	1,828	0.82%
Federal funds purchased	15,174	201	5.31%	1	—	—
Federal Home Loan Bank advances	989	13	5.27%	35,275	52	0.59%
Subordinated debt	72,405	820	4.54%	72,009	812	4.52%
Total interest-bearing liabilities	1,280,186	$11,435	3.58%	1,000,056	$2,692	1.08%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	424,505			521,130
Total liabilities	1,704,691			1,521,186
Stockholders’ equity	207,962			188,902
Total liabilities and stockholders’ equity	$1,912,653			$1,710,088
Net interest income		$19,341			$16,191
Interest rate spread(2)			3.12%			3.52%
Net interest-earning assets(3)	$562,979			$644,807
Net interest margin(4)			4.21%			3.95%
Average interest-earning assets to average interest-bearing liabilities	144.0%			164.48%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

Rate/ Volume Analysis

The following table presents the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior average volume). The volume column shows the effects attributable to changes in volume (changes in average volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, . The Total Increase (Decrease) column represents the sum of the prior columns.

	For the Three Months Ended
	June 30, 2023 and 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,973	$7,928	$10,901
Investment securities:
Taxable	(117)	123	6
Tax-exempt	(25)	27	2
Federal funds and interest-bearing deposits	(151)	1,135	984
Total interest-earning assets	2,680	9,213	11,893
Interest-bearing liabilities:
Interest-bearing demand deposits	(163)	309	146
Savings and NOW accounts	(55)	2,671	2,616
Money market deposit accounts	104	160	264
Time deposits	938	4,609	5,547
Total deposits	824	7,749	8,573
Fed funds purchased	200	—	200
Federal Home Loan Bank advances	(364)	325	(39)
Subordinated debt	5	4	9
Total interest-bearing liabilities	665	8,078	8,743
Change in net interest income	$2,015	$1,135	$3,150

Provision for Credit Losses

Management believes that the provision recorded for the period ended June 30, 2023 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

The provision for credit losses, which is an operating expense, is maintained to ensure that the allowance for credit losses is maintained at levels we consider necessary and appropriate to absorb expected credit losses at a balance sheet date. In determining the level of the allowance for credit losses on loans and off-balance sheet credit exposure, we consider past and current loss experience, evaluations of real estate collateral, current and future economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans. The amount of the allowance is based on estimates, and actual losses may vary from such estimates as more information becomes available over time or economic conditions change. This evaluation is inherently subjective, as it requires estimates and assumptions that are susceptible to significant revision as circumstances change or as more information becomes available. The allowance for credit losses is assessed monthly and provisions are made for credit losses as required in order to maintain the overall allowance.

The provision for credit losses on loans increased by $137,000 to a provision for credit losses on loans of $617,000 for the three months ended June 30, 2023 from a provision for credit losses on loans of $480,000 for the three months ended June 30, 2022. Loan originations, which totaled approximately $176.7 million for the three months ended June 30, 2022 decreased $101.5 million compared to loan originations, of $75.2 million for the three months ended June 30, 2023. Despite loan originations decreasing, the Company recorded a specific reserve on one loan relationship which contributed to a higher provision for loan losses for the period ended 2023 compared to 2022. The Company did not have any non-performing loans at June 30, 2022 or June 30, 2023.

The provision for credit losses on off-balance sheet credit exposure increased by $21,000 for the three months ended June 30, 2023.

During the three months ended June 30, 2023, there were no significant changes in loans graded as special mention. Substandard and doubtful loans increased $862,000 as of June 30, 2023 for a collective balance of $11.0 million. Of the substandard loans as of June 30, 2023, 81% are connected to the hospitality industry. These loans were initially impacted by the pandemic and were downgraded out of an abundance of caution while cash flows and occupancy levels have continued to increase to pre-pandemic levels. Management does not believe there will be losses associated with these credits. During the three months ended June 30, 2023, watch list loans, which are considered pass credits, increased $65.0 million. As interest rates have risen significantly over the last eighteen months, management believes in taking a proactive approach to risk management in the loan portfolio. While these credits do not represent expected losses, management will take a more active monitoring role to ensure any potential risk is mitigated. During the three months ended June 30, 2023, there were $6,000 in charge-offs incurred, and recoveries of $1,000 were received.

Non-Interest Income

Non-interest income decreased $454,000, or 35.9%, to $810,000 for the three months ended June 30, 2023 from $1.3 million for the three months ended June 30, 2022. The decrease in non-interest income was primarily due to decreases in mortgage origination and other fee income in the three months ended June 30, 2023 compared to the same period in 2022. The Company also recognized a nonrecurring operating loss on a new market tax credit equity investment during the quarter of $88,000. The Company continues to focus on increasing fee income as it strategically benefits our customers.

Non-Interest Expense

Non-interest expense increased $1.4 million, or 14.3%, to $10.9 million for the three months ended June 30, 2023 from $9.5 million for the three months ended June 30, 2022 primarily because of increases in salary and employee benefits of $991,000 and advertising and marketing expenses of $124,000. Salaries and employee benefits expense increased by $991,000 to $6.6 million for the three months ended June 30, 2023 from $5.6 million for the three months ended June 30, 2022 primarily as a result of thirty-three new employees and the related salary and benefit expenses for these additional employees. Advertising and marketing expenses increased $124,000, or 21.6%, to $698,000 for the three months ended June 30, 2023 from $574,000 for the three months ended June 30, 2022 due to timing and new initiatives to further enhance the Company's brand. Franchise taxes increased approximately $107,000 to $459,000 for the three months ended June 30, 2023 from $352,000 for the three months ended June 30, 2022 because of the make up of the Company’s capital as of June 30, 2023 compared to the balance sheet as of June 30, 2022. Offsetting these increases was a decrease in other outside expenses of $63,000, or 11.1%, to 504,000 for the three months ended June 30, 2023 from $567,000 for the three months ended June 30, 2022 due to normal fluctuation and timing of initiatives.

Income Tax Expense

Income tax expense increased $164,000, or 11.1%, to a tax expense of $1.6 million for the three months ended June 30, 2023 from a tax expense of $1.5 million for the three months ended June 30, 2022. The increase in federal income tax expense for the three months ended June 30, 2023 compared to the same period a year ago was driven by the increase in income before income taxes of $1.2 million, to income before income tax of $8.6 million for the three months ended June 30, 2023 compared to income before income tax expense of $7.4 million for the same period in the prior year. The Company was able to apply and claim a research and development tax credit of approximately $242,000 for its associated work in developing a software platform in 2022. The Company also invests in projects that have tax credit benefits in order to help reduce it's overall tax liability. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $208,000 for the three months ended June 30, 2023. For the three months ended June 30, 2023, the Company had an effective tax expense rate of 19.1%, compared to an effective tax expense rate of 20.0% for the three months ended June 30, 2022.

Comparison of Statements of Income for the Six Months Ended June 30, 2023 and 2022

General

Total revenue increased $22.6 million to $61.2 million for the six months ended June 30, 2023 from $38.6 million for the six months ended June 30, 2022. These increases in total revenue were offset by increases in total expenses. Total expenses increased $18.2 million to $41.5 million for the six months ended June 30, 2023 from $23.3 million for the six months ended June 30, 2022.  The increase in revenue for the six months ended June 30, 2023 was primarily due to increases in net interest income of $9.0 million over the same period in 2022. Income was positively impacted by interest earned on federal funds sold, which earned $2.1 million in additional interest for the six months ended June 30, 2023 than the same period in 2022. These increases in income were offset by increases of $3.1 million in salaries and employee benefits for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Net income increased $3.7 million to $15.1 million for the six months ended June 30, 2023 from $11.4 million for the six months ended June 30, 2022.

Interest Income

Total interest income increased $23.2 million, or 64.1%, to $59.4 million for the six months ended June 30, 2023 from $36.2 million for the six months ended June 30, 2022. The increase was primarily the result of an increase in interest and fees on loans of $20.9 million and an increase in interest on federal funds sold of $2.1 million. Total average interest-earning assets increased $225.9 million, to $1.84 billion for the six months ended June 30, 2023 from $1.61 billion for the same period in 2022 primarily because of an increase of $218.2 million in the average balance of loans, an increase of $12.0 million in the average balance of federal funds sold and interest-earning deposits, and was offset by a $4.3 million decrease in the average balance of investment securities. The average yield on our interest-earning assets increased 199 basis points to 6.54% for the six months ended June 30, 2023 as compared to 4.55% for the six months ended June 30, 2022 primarily because of higher average yields on interest earning assets due to market conditions, loans related to PPP lending with a rate of 1% paying off, and the Federal Reserve increasing the benchmark interest rates by 525 basis points over the course of the previous eighteen months.

Interest and fees on loans increased $20.9 million, to $55.6 million for the six months ended June 30, 2023 from $34.6 million for the same period in 2022. This increase was primarily due to an increase in the average yield on loans and the average loans outstanding increasing $218.2 million, which increased to $1.62 billion for the six months ended June 30, 2023 from $1.41 billion for the six months ended June 30, 2022. The average yield on loans increased 193 basis points, or 38.8%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The Federal Reserve increased the federal funds target interest rate by 75 basis points throughout the first half of 2023 and we expect our asset sensitive balance sheet to continue to benefit from the current rate environment.

Interest income on federal funds sold and interest-earning deposits increased by $2.1 million to $2.3 million for the six months ended June 30, 2023, from $0.2 million for the six months ended June 30, 2022. The increase was primarily due to an increase in the average yield on these deposits as well as the average balances increasing over the same time period. The average balance of interest-earning deposits and federal funds sold increased $12.0 million to $103.1 million for the six months ended June 30, 2023 from $91.1 million for the same period in 2022. The average yield increased to 4.52% for the six months ended June 30, 2023 from 0.51% for the same period in 2022.

Interest on investment securities increased by $161,000 to $1.6 million for the six months ended June 30, 2023 from $1.4 million for the six months ended June 30, 2022 on a fully tax-equivalent basis. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $101,000, or 15.4%, to $753,000 for the six months ended June 30, 2023, from $652,000 for the six months ended June 30, 2022. Interest on mortgage-backed securities decreased by $8,000, or 3.7%, to $200,000 for the six months ended June 30, 2023, from $208,000 for the six months ended June 30, 2022. Subordinated debt interest income increased by $4,000, or 1.7%, to $261,000 for the six months ended June 30, 2023, from $257,000 for the six months ended June 30, 2022. The average yield on taxable securities increased  57 basis points, to 2.66%  and the average yield on tax-exempt securities increased 6 basis points, to 3.56% on a tax equivalent basis for the six months ended June 30, 2023, from 2.09% and 3.50%, respectively, for the same period in 2022. Increased market rates resulted in investment income rising despite the average balance of investment securities decreasing by $4.3 million, to $108.1 million for the six months ended June 30, 2023, from $112.3 million for the six months ended June 30, 2022.

Interest Expense

Total interest expense increased $14.1 million, to $19.0 million for the six months ended June 30, 2023 from $4.8 million for the six months ended June 30, 2022, primarily due to an $8.3 million increase in interest expense on time deposits and a $3.9 million increase in interest expense on money market deposits. There were additional increases in interest expense primarily due to the increase in average yield and average outstanding balance of our federal funds purchased lines of credit that were included in the six months ended June 30, 2023 over the six months ended June 30, 2022.

Interest expense on deposits increased $12.7 million to $16.2 million for the six months ended June 30, 2023 from $3.5 million for the six months ended June 30, 2022 primarily as a result of an increase in average interest-bearing deposit yields and balances. The increase in average interest-bearing deposit balances was $227.8 million to $1.11 billion during the six months ended June 30, 2023 as compared to $885.4 million for the six months ended June 30, 2022. The increase in the average balance of interest-bearing deposits was primarily a result of a $34.0 million increase in the average balance of money market deposit accounts and by a $220.0 million increase in the average balance of time deposits. The average cost of deposits was 293 basis points for the six months ended June 30, 2023, compared to 79 basis points for the six months ended June 30, 2022. The average rate paid on money market deposits increased 270 basis points to 2.92% for the six months ended June 30, 2023 from 0.22% for the six months ended June 30, 2022. The average rate paid on interest-bearing demand deposits increased 111 basis points to 1.52% for the six months ended June 30, 2023 from 0.41% for the six months ended June 30, 2022 primarily due to market competition and the interest rate environment. The average cost of time deposits increased by 199 basis points to 3.24% for the six months ended June 30, 2023 as compared to 1.25% for the six months ended June 30, 2022. The decrease in the average balance of interest-bearing demand deposits for the six months ended June 30, 2023, primarily was the result of depositors looking for higher yielding products and market competition.

The average balance of subordinated debt increased $14.3 million for the six months ended June 30, 2023, due to an additional $43.9 million issued in late March of 2022 and was fully captured in the six months ended June 30, 2023.

Net Interest Income

Net interest income increased approximately $9.0 million, or 28.7%, to $40.5 million for the six months ended June 30, 2023 from $31.5 million for the six months ended June 30, 2022 despite our net interest-earning assets decreasing $28.2 million to $602.0 million for the six months ended June 30, 2023 from $630.2 million for the six months ended June 30, 2022. The interest rate spread decreased by 11 basis points to 3.44% for the six months ended June 30, 2023 from 3.55% for the six months ended June 30, 2022, on a tax equivalent basis. The net interest margin increased by 51 basis points from 3.94% for the six months ended June 30, 2022 to 4.45% for the six months ended June 30, 2023 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Six Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense (6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,624,664	$55,586	6.90%	$1,406,457	$34,639	4.97%
Investment securities:
Taxable	70,147	926	2.66%	73,283	758	2.09%
Tax-exempt	37,908	670	3.56%	39,023	677	3.50%
Federal funds and interest-bearing deposits	103,053	2,311	4.52%	91,081	229	0.51%
Total interest-earning assets	1,835,772	$59,493	6.54%	1,609,844	$36,303	4.55%
Non-interest-earning assets	63,465			76,387
Total assets	$1,899,237			$1,686,231
Interest-bearing liabilities:
Interest-bearing demand deposits	$78,568	$594	1.52%	$83,450	$170	0.41%
Savings and NOW deposits	51,290	255	1.00%	72,617	79	0.22%
Money market deposits	284,906	4,129	2.92%	250,908	270	0.22%
Time deposits	698,384	11,221	3.24%	478,376	2,961	1.25%
Total interest-bearing deposits	1,113,148	16,199	2.93%	885,351	3,480	0.79%
Federal funds purchased	9,103	239	5.29%	1	—	—
Federal Home Loan Bank advances	39,199	919	4.73%	36,215	83	0.46%
Subordinated debt	72,355	1,632	4.55%	58,079	1,280	4.44%
Total interest-bearing liabilities	1,233,805	$18,989	3.10%	979,646	$4,843	1.00%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	460,632			517,281
Total liabilities	1,694,437			1,496,927
Stockholders’ Equity	204,800			189,304
Total liabilities and stockholders’ equity	$1,899,237			$1,686,231
Net interest income		$40,504			$31,460
Interest rate spread(2)			3.44%			3.55%
Net interest-earning assets(3)	$601,967			$630,198
Net interest margin(4)			4.45%			3.94%
Average interest-earning assets to average interest-bearing liabilities	148.79%			164.33%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

Rate/ Volume Analysis

The following table presents the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior average volume). The volume column shows the effects attributable to changes in volume (changes in average volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately. The Total Increase (Decrease) column represents the sum of the prior columns.

	For the Six Months Ended
	June 30, 2023 and 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$5,979	$14,968	$20,947
Investment securities:
Taxable	(91)	259	168
Tax-exempt	(33)	26	(7)
Federal funds and interest-bearing deposits	34	2,048	2,082
Total interest-earning assets	5,889	17,301	23,190
Interest-bearing liabilities:
Interest-bearing demand deposits	(30)	454	424
Savings and NOW accounts	(73)	249	176
Money market deposit accounts	42	3,817	3,859
Time deposits	1,851	6,409	8,260
Total deposits	1,790	10,929	12,719
Federal funds purchased	239	—	239
Federal Home Loan Bank advances	7	32	39
Subordinated debt	320	829	1,149
Total interest-bearing liabilities	2,356	11,790	14,146
Change in net interest income	$3,533	$5,511	$9,044

Provision for Credit Losses

Management believes that the provision recorded for the period ended June 30, 2023 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

The provision for credit losses, which is an operating expense, is maintained to ensure that the allowance for credit losses is maintained at levels we consider necessary and appropriate to absorb expected credit losses at a balance sheet date. In determining the level of the allowance for credit losses on loans and off-balance sheet credit exposure, we consider past and current loss experience, evaluations of real estate collateral, current and future economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans. The amount of the allowance is based on estimates, and actual losses may vary from such estimates as more information becomes available over time or economic conditions change. This evaluation is inherently subjective, as it requires estimates and assumptions that are susceptible to significant revision as circumstances change or as more information becomes available. The allowance for credit losses is assessed monthly and provisions are made for credit losses as required in order to maintain the overall allowance.

The provision for credit losses on loans decreased by $248,000 to a provision for credit losses on loans of $1.0 million for the six months ended June 30, 2023 from a provision for credit losses on loans of $1.3 million for the six months ended June 30, 2022. Loan originations, which totaled approximately $248.9 million for the six months ended June 30, 2022 decreased $120.7 million compared to loan originations of $128.2 million for the six months ended June 30, 2023. The Company did not have any non-performing loans at June 30, 2022 or June 30, 2023.

The provision for credit losses on off-balance sheet credit exposure decreased by $111,000 to a recovery for credit losses on off-balance sheet credit exposure of $111,000 for the six months ended June 30, 2023.

During the six months ended June 30, 2023, there were no significant changes in loans graded as special mention. Substandard and doubtful loans increased $1.5 million as of June 30, 2023 for a balance of $11.0 million. Of the substandard loans as of June 30, 2023, 81% are connected to the hospitality industry. These loans were initially impacted by the pandemic and were downgraded out of an abundance of caution while cash flows and occupancy levels have continued to increase to pre-pandemic levels. Management does not believe there will be losses associated with these credits. During the six months ended June 30, 2023, watch list loans, which are considered pass credits, increased $68.0 million. As the rates have risen significantly over the last eighteen months, management believes in taking a proactive approach to risk management in the loan portfolio. While these credits do not represent expected losses, management will take a more active monitoring role to ensure any potential risk is mitigated. During the six months ended June 30, 2023, there were $6,000 in charge-offs incurred, and recoveries of $12,000 were received.

Non-Interest Income

Non-interest income decreased $612,000, or 25.2%, to $1.8 million for the six months ended June 30, 2023 from $2.4 million for the six months ended June 30, 2022. The decrease in non-interest income was primarily due to decreases in mortgage origination and other fee income in the six months ended June 30, 2023 compared to the same period in 2022. The Company also recognized a nonrecurring operating loss on a new market tax credit equity investment during the quarter of $88,000. The Company continues to focus on increasing fee income as it strategically benefits our customers.

Non-Interest Expense

Non-interest expense increased $4.1 million, or 22.2%, to $22.6 million for the six months ended June 30, 2023 from $18.5 million for the six months ended June 30, 2022 primarily because of increases in salary and employee benefits of $3.1 million and advertising and marketing expenses of $515,000. Salaries and employee benefits expense increased by $3.1 million to $14.2 million for the six months ended June 30, 2023 from $11.2 million for the six months ended June 30, 2022 primarily as a result of thirty-three new employees and the related salary and benefit expenses for these additional employees. Advertising and marketing expenses increased $515,000, or 52.6%, to $1.5 million for the six months ended June 30, 2023 from $980,000 for the six months ended June 30, 2022 due to timing and new initiatives to further enhance the Company's brand. Franchise taxes increased approximately $218,000 to $917,000 for the six months ended June 30, 2023 from $699,000 for the six months ended June 30, 2022 because of the make up of the Company’s capital as of June 30, 2023 compared to the balance sheet as of June 30, 2022. Offsetting these increases was a decrease in furniture and equipment expenses of $46,000, or 3.5%, to $1.3 million for the six months ended June 30, 2023 from $1.3 million for the six months ended June 30, 2022 due to more normalized expense levels for furniture and equipment.

Income Tax Expense

Income tax expense increased $948,000, or 35.7%, to a tax expense of $3.6 million for the six months ended June 30, 2023 from a tax expense of $2.7 million for the six months ended June 30, 2022. The increase in federal income tax expense for the six months ended June 30, 2023 compared to the same period a year ago was driven by the increase in income before income taxes of $4.7 million, to income before income tax of $18.7 million for the six months ended June 30, 2023 compared to income before income tax expense of $14.0 million for the same period in the prior year. The Company was able to apply and claim a research and development tax credit of approximately $242,000 for its associated work in developing a software platform in 2022. The Company also invests in projects that have tax credit benefits in order to help reduce it's overall tax liability. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $462,000 for the six months ended June 30, 2023. For the six months ended June 30, 2023, the Company had an effective tax expense rate of 19.3%, compared to an effective tax expense rate of 18.9% for the six months ended June 30, 2022.

Comparison of Statements of Financial Condition at June 30, 2023 and December 31, 2022

Total Assets

Total assets increased $23.6 million, or 1.2%, to $1.95 billion at June 30, 2023 from $1.93 billion at December 31, 2022. The increase was primarily the result of increases in the loan portfolio of $57.5 million and was offset by a decrease in federal funds sold of $51.3 million as of June 30, 2023.

Investment Securities

Investment securities decreased $6.1 million, or 5.9%, from $104.6 million at December 31, 2022 to $98.5 million at June 30, 2023. The decrease was primarily due to amortization of certain restricted stock securities and fluctuations in balances of restricted stock held in connection to FHLB advances. At June 30, 2023, our held-to-maturity portion of the securities portfolio, at amortized cost, was $17.6 million, and our available-for-sale portion of the securities portfolio, at fair value, was $60.6 million compared to our held-to-maturity portion of the securities portfolio of $17.6 million and our available-for-sale portion of the securities portfolio of $62.6 million at December 31, 2022.

Net Loans

Net loans increased $57.5 million, or 3.6%, to $1.64 billion at June 30, 2023 from $1.58 billion at December 31, 2022. Residential real estate loans increased $16.2 million, or 4.1%, to $410.6 million at June 30, 2023 from $394.4 million at December 31, 2022. Commercial real estate loans increased by $27.0 million from $700.7 million at December 31, 2022 to $727.8 million at June 30, 2023. Commercial and industrial loans decreased by $3.7 million from $97.4 million at December 31, 2022 to $93.6 million at June 30, 2023. Paycheck Protection Program ("PPP") loans comprised $1.2 million of this portfolio as of June 30, 2023. Construction loans increased $27.5 million to $421.3 million at June 30, 2023 from $393.8 million at December 31, 2022. Consumer loans decreased by $7.6 million from $13.3 million at December 31, 2022 to $5.8 million at June 30, 2023. The $7.6 million decrease in consumer loans is primarily a result of management’s decision to let the indirect lending portfolio amortize off the balance sheet.

Allowance for Credit Losses - Loans

The allowance for credit losses on loans represents an amount that, in our judgment, will be adequate to absorb current and expected losses in the loan portfolio. The provision for credit losses on loans increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of year	$14,114	$11,697
Impact of adopting ASC 326	895	—
Charge-offs:
Consumer	(6)	—
Total charge-offs	(6)	—
Recoveries:
Residential real estate	8	—
Consumer	4	19
Total recoveries	12	19
Net recoveries	6	19
Provision for credit losses - loans	1,032	2,398
Balance at end of period	$16,047	$14,114
Ratios:
Net recoveries to average loans outstanding	0.00%	0.00%
Non-performing loans to allowance for credit losses at end of period	0.00%	0.15%
Allowance for credit losses on loans to gross loans at end of period	0.97%	0.88%

Deposits

Deposits increased $80.5 million, or 5.3% to $1.59 billion at June 30, 2023 from $1.51 billion at December 31, 2022. Our core deposits increased $20.0 million, or 1.7%, to $1.18 billion at June 30, 2023 from $1.16 billion at December 31, 2022. Non-interest bearing demand deposits decreased $161.7 million, or 29.4%, to $389.0 million at June 30, 2023 from $550.7 million at December 31, 2022. Interest bearing demand deposits decreased $8.8 million, or 11.0%, to $71.3 million at June 30, 2023 from $80.1 million at December 31, 2022. Time deposits increased $93.1 million, or 15.3%, to $701.3 million at June 30, 2023 from $608.1 million at December 31, 2022.  Money market demand deposits increased $158.0 million, or 71.0%, to $380.5 million at June 30, 2023 from $222.5 million at December 31, 2022. The increase in money market deposit accounts and time deposits were primarily the result of the higher rate environment, deposit competition, and customers looking for additional interest-bearing options.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	June 30,	December 31,
	2023	2022
	(Dollars in thousands)
Loans accruing past 90 days
Commercial and industrial	$—	$15
Consumer	—	6
Total non-performing loans	—	21
Total non-performing assets	$—	$21
Ratios:
Total non-performing loans to gross loans receivable	0.00%	0.00%
Total non-performing loans to total assets	0.00%	0.00%
Total non-performing assets to total assets	0.00%	0.00%

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities. The Company uses wholesale deposits in addition to customer deposits, as funding sources. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB secure advances, other secured borrowings, federal funds purchased, and other short-term unsecured borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. Additional liquidity can be obtained through the Federal Reserve Bank Term Funding Program and discount window. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had $30.0 million of federal funds purchased outstanding and an additional secured borrowing capacity of $494.1 million as of June 30, 2023. Additionally, at June 30, 2023, we had the ability to borrow up to $99.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2023.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2023, cash and cash equivalents totaled $98.0 million. The Company has availability on secured and unsecured lines for an additional $593.1 million. Finally, securities classified as available-for-sale, which provide additional sources of liquidity, totaled $60.6 million at June 30, 2023.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $16.7 million and $14.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively. There were no sales of securities in the six months ended June 30, 2023 or for six months ended June 30, 2022. Net cash used in investing activities, which consist primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $57.1 million and $129.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Net cash provided by financing activities was $7.9 million and $124.7 for the six months ended June 30, 2023 and 2022, respectively, which consisted primarily of increases in federal funds borrowed of $30.0 million and increases in interest bearing deposits of $242.2 million for the six months ended June 30, 2023, partially offset by repayments of Federal Home Loan Bank advances of $100.0 million and decreased non-interest bearing deposits of $162.0 million.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2023, totaled $475.6 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

Effects of Inflation. In an effort to combat inflation, the Federal Reserve, through the FOMC, increased rates a total of 5% during 2022 and through June 30, 2023, which has had a negative effect on the price of existing securities. As a result of rising interest rates, the Company recorded an accumulated other comprehensive loss on securities available for sale of approximately $8.3 million as of June 30, 2023, compared to recording accumulated other comprehensive loss in the amount of $8.5 million as of December 31, 2022.  This unrealized loss is counter to total equity growth during 2022 and 2023 that had otherwise strong net earnings. Management does not anticipate the unrealized losses to be other than temporary and they do not reflect credit deterioration within the portfolio.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2023, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for June 30, 2023 and December 31, 2022, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2023 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2023, the Bank meet all capital adequacy requirements to which each is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023
Total capital (to risk-weighted assets)	$301,804	16.79%	$143,800	≥ 8.0%	$179,750	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$284,558	15.83%	$80,887	≥ 4.5%	$116,837	> 6.5%
Tier 1 capital (to risk-weighted assets)	$284,558	15.83%	$107,850	≥ 6.0%	$143,800	> 8.0%
Tier 1 capital (to average assets)	$284,558	14.81%	$76,845	≥ 4.0%	$96,062	> 5.0%
As of December 31, 2022
Total capital (to risk-weighted assets)	$286,572	16.27%	$140,929	≥ 8.0%	$176,161	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$272,458	15.47%	$79,272	≥ 4.5%	$114,504	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$272,458	15.47%	$105,696	≥ 6.0%	$140,929	≥ 8.0%
Tier 1 capital (to average assets)	$272,538	15.05%	$72,435	≥ 4.0%	$90,544	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2023, we had outstanding loan commitments of $382.5 million and $1.2 million in outstanding stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except for per share data)	2023	2022	2023	2022
Net interest margin, fully-taxable equivalent (FTE)
Net interest income (GAAP)	$19,271	$16,121	$40,363	$31,318
FTE adjustment on tax-exempt securities	70	70	141	142
Net interest income (FTE) (non-GAAP)	$19,341	$16,191	40,504	31,460

Average interest earning assets	1,843,165	1,644,863	1,835,772	1,609,844
Net interest margin (GAAP)	4.19%	3.93%	4.43%	3.92%
Net interest margin (FTE) (non-GAAP)	4.21%	3.95%	4.45%	3.94%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management

The effective management of market risk is essential to achieving the Company’s strategic financial objectives. As a financial institution, the Company’s most significant market risk exposure is interest rate risk in its balance sheet; however, market risk also includes product liquidity risk, price risk and volatility risk in the Company’s lines of business. The primary objectives of market risk management are to minimize any adverse effect that changes in market risk factors may have on net interest income, and to offset the risk of price changes for certain assets recorded at fair value.

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

The table below reflects the results of our Earnings-at-Risk (EaR) stress simulation. The EaR stress simulation is a financial risk management tool that we use to assess our raw exposure to an immediate and sustained change in interest rates up and down 400 basis points. The results focus specifically on the potential impact of each scenario to our net interest income, and help us understand how various risks, such as market fluctuations, economic downturns, or specific events, could affect our ability to generate profits.

Our simulation model uses actual data as of June 30, 2023, and dynamically incorporates Board-approved budget assumptions in order to forecast the impact of stress factors. It is important to note that no other changes are made. The purpose of this simulation is so that management and the Board can make informed decisions that enhance our resilience and long-term viability.  In other words, we examine the results of the stress test first to ensure that they are within Board-approved risk tolerance limits and second to determine whether we should make changes to the structure of our earning assets and interest-bearing liabilities.

Finally, as we consider simulation model outputs, we also consider their impact to other risk factors and ultimately to determine whether our capital provides a sufficient cushion to our risk profile.

	Net Interest Income Stress Simulation
	June 30, 2023

Basis Point Change in	Net Interest Income	Year 1 Change
Interest Rates (1)	Year 1 Forecast (2)	From Level
(Dollars in thousands)
+400	$89,504	9.28%
+300	$88,390	7.92%
+200	$86,688	5.84%
+100	$84,842	3.59%
Level	$81,902	—
-100	$78,718	(3.89)%
-200	$74,970	(8.46)%
-300	$73,078	(10.77)%
-400	$70,285	(14.18)%

(1) Interest rate changes are immediate and sustained for the entire 12-month period

(2) Simulation model assumptions are locked for the entire 12-month period.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2023. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no significant effect or impact on internal controls over financial reporting as the Company implemented the current expected credit loss accounting standard.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2023, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the common shares repurchased during the six months ended June 30, 2023.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	2,000	$21.56	2,000	$2,109
May 1, 2023 - May 31, 2023	—	$—	—	$2,109
June 1, 2023 - June 30, 2023	—	$—	—	$2,109
Total	2,000	$21.56	2,000	$—

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32.0	Section 1350 Certification *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included with Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: August 11, 2023	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)