Form 10-Q
period 2023-09-30
MainStreet Bancshares, Inc.
filed 2023-11-13
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 8, 2023, there were 7,527,295 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of  September 30, 2023 and December 31, 2022 (Dollars in thousands, except share data)

	At September 30, 2023 (unaudited)	At December 31, 2022 (*)
Assets
Cash and due from banks	$44,912	$48,931
Federal funds sold	76,271	81,669
Cash and cash equivalents	121,183	130,600
Investment securities available-for-sale, at fair value	56,726	62,631
Investment securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0, respectively.	17,565	17,642
Restricted securities, at amortized cost	20,619	24,325
Loans, net of allowance for credit losses of $15,626 and $14,114, respectively	1,681,444	1,579,950
Premises and equipment, net	14,275	14,709
Accrued interest and other receivables	11,184	9,581
Bank owned life insurance	38,035	37,249
Computer software, net of amortization	13,373	9,149
Other assets	47,087	39,915
Total Assets	$2,021,491	$1,925,751
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$394,859	$550,690
Interest bearing demand deposits	76,423	80,099
Savings and NOW deposits	46,550	51,419
Money market deposits	461,398	222,540
Time deposits	703,960	608,141
Total deposits	1,683,190	1,512,889
Federal Home Loan Bank advances	—	100,000
Subordinated debt, net	72,543	72,245
Allowance for credit losses on off-balance sheet credit exposure	1,552	—
Other liabilities	50,463	42,335
Total Liabilities	1,807,748	1,727,469
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding at September 30, 2023 and December 31, 2022	27,263	27,263
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 7,524,877 shares (including 228,300 nonvested shares) at September 30, 2023 and 7,442,743 shares (including 259,036 nonvested shares) at December 31, 2022	29,188	28,736
Capital surplus	65,407	63,999
Retained earnings	102,694	86,830
Accumulated other comprehensive loss	(10,809)	(8,546)
Total Stockholders’ Equity	213,743	198,282
Total Liabilities and Stockholders’ Equity	$2,021,491	$1,925,751

*         Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 (Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest Income
Interest and fees on loans	$29,750	$20,261	$85,336	$54,900
Interest on investments securities
Taxable securities	459	378	1,384	1,136
Tax-exempt securities	268	261	797	796
Interest on federal funds sold and interest-bearing deposits	1,217	1,013	3,528	1,241
Total Interest Income	31,694	21,913	91,045	58,073
Interest Expense
Interest on interest-bearing DDA deposits	240	175	834	345
Interest on savings and NOW deposits	145	43	400	122
Interest on money market deposits	4,156	496	8,285	766
Interest on time deposits	7,526	2,275	18,747	5,236
Interest on federal funds borrowed	35	—	274	—
Interest on Federal Home Loan Bank advances	186	—	1,105	83
Interest on subordinated debt	828	828	2,460	2,108
Total Interest Expense	13,116	3,817	32,105	8,660
Net Interest Income	18,578	18,096	58,940	49,413
Provision For (Recovery of) Credit Losses - Loans	(98)	—	934	1,280
Provision for Credit Losses - Off-Balance Sheet Credit Exposure	353	—	242	—
Net Interest Income After Provision For (Recovery of) Credit Losses	18,323	18,096	57,764	48,133
Non-Interest Income			.
Deposit account service charges	514	601	1,639	1,810
Bank owned life insurance income	272	254	786	755
Loan swap fee income	—	518	—	619
Net gain on held-to-maturity securities	—	—	—	4
Net loss on sale of loans	—	(211)	—	(168)
Other fee income	177	186	352	753
Total Non-Interest Income	963	1,348	2,777	3,773
Non-Interest Expense
Salaries and employee benefits	6,924	5,874	21,139	17,025
Furniture and equipment expenses	713	760	1,983	2,076
Advertising and marketing	577	704	2,072	1,684
Occupancy expenses	375	400	1,287	1,093
Outside services	697	611	1,691	1,545
Administrative expenses	277	253	703	658
Other operating expenses	1,866	1,291	5,109	4,268
Total Non-Interest Expense	11,429	9,893	33,984	28,349
Income Before Income Taxes	7,857	9,551	26,557	23,557
Income Tax Expense	1,516	1,808	5,119	4,462
Net Income	$6,341	$7,743	$21,438	$19,095
Preferred Stock Dividends	539	539	1,617	1,617
Net Income Available To Common Shareholders	$5,802	$7,204	$19,821	$17,478
Earnings Per Common Share:
Basic	$0.77	$0.97	$2.64	$2.31
Diluted	$0.77	$0.97	$2.64	$2.31

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022 (Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Comprehensive Income, net of taxes
Net Income	$6,341	$7,743	$21,438	$19,095
Other comprehensive loss, net of tax benefit:
Unrealized losses on available for sale securities arising during the period (net of tax benefit, $687 and $850, respectively, for the three months ended September 30, and $687 and $2,641, respectively for the nine months ended September 30).	(2,465)	(3,199)	(2,268)	(9,965)
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $0 and $1, respectively, for the three months ended September 30, and $1 and $3, respectively, for the nine months ended September 30).	2	4	5	12
Other comprehensive loss	(2,463)	(3,195)	(2,263)	(9,953)
Comprehensive Income	$3,878	$4,548	$19,175	$9,142

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the Three and Nine months ended September 30, 2023 and 2022 (Dollars in thousands)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance, June 30, 2023	$27,263	$29,177	$64,768	$97,646	$(8,346)	$210,508
Vesting of restricted stock	—	11	(11)	—	—	—
Stock based compensation expense	—	—	650	—	—	650
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(754)	—	(754)
Net income	—	—	—	6,341	—	6,341
Other comprehensive loss	—	—	—	—	(2,463)	(2,463)
Balance, September 30, 2023	$27,263	$29,188	$65,407	$102,694	$(10,809)	$213,743

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2022	$27,263	$28,736	$63,999	$86,830	$(8,546)	$198,282
Cumulative change in accounting principle (Note 3)	—	—	—	(1,699)	—	(1,699)
Vesting of restricted stock	—	460	(460)	—	—	—
Stock based compensation expense	—	—	1,903	—	—	1,903
Common stock repurchased	—	(8)	(35)	—	—	(43)
Dividends on preferred stock - ($0.94 per depositary share)	—	—	—	(1,617)	—	(1,617)
Dividends on common stock - ($0.30 per share)	—	—	—	(2,258)	—	(2,258)
Net income	—	—	—	21,438	—	21,438
Other comprehensive loss	—	—	—	—	(2,263)	(2,263)
Balance, September 30, 2023	$27,263	$29,188	$65,407	$102,694	$(10,809)	$213,743

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, June 30, 2022	$27,263	$29,178	$64,822	$73,702	$(6,561)	$188,404
Vesting of restricted stock	—	10	(10)	—	—	—
Stock based compensation expense	—	—	609	—	—	609
Common stock repurchased	—	(460)	(2,190)	—	—	(2,650)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.05 per share)	—	—	—	(372)	—	(372)
Net income	—	—	—	7,743	—	7,743
Other comprehensive loss	—	—	—	—	(3,195)	(3,195)
Balance, September 30, 2022	$27,263	$28,728	$63,231	$80,534	$(9,756)	$190,000

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$27,263	$29,466	$67,668	$64,194	$197	$188,788
Vesting of restricted stock	—	399	(399)	—	—	—
Stock based compensation expense	—	—	1,743	—	—	1,743
Common stock repurchased	—	(1,137)	(5,781)	—	—	(6,918)
Dividends on preferred stock - ($0.94 per depositary share)	—	—	—	(1,617)	—	(1,617)
Dividends on common stock - ($0.15 per share)	—	—	—	(1,138)	—	(1,138)
Net income	—	—	—	19,095	—	19,095
Other comprehensive loss	—	—	—	—	(9,953)	(9,953)
Balance, September 30, 2022	$27,263	$28,728	$63,231	$80,534	$(9,756)	$190,000

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the nine months ended September 30,	2023	2022
Cash Flows from Operating Activities
Net income	$21,438	$19,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	1,684	1,625
Deferred income tax expense (benefit)	238	(59)
Provision for credit losses	1,176	1,280
Writedown of other real estate owned	—	70
Loss on sale of other real estate owned	—	4
Loss on sale of loans	—	168
Stock based compensation expense	1,903	1,743
Income from bank owned life insurance	(786)	(755)
Subordinated debt amortization expense	298	229
Gain on disposal of premises and equipment	(129)	—
Loss on New Market Tax Credit investment operations	176	—
Gain on call of held-to-maturity securities	—	(4)
Amortization of operating lease right-of-use assets	239	233
Change in:
Accrued interest receivable and other receivables	(1,597)	(572)
Other assets	(5,520)	(26,875)
Other liabilities	7,188	26,688
Net cash provided by operating activities	26,308	22,870
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	2,666	5,783
Maturities	—	145,000
Purchases	—	(226,215)
Activity in held-to-maturity securities:
Called	—	2,595
Purchases of equity securities	(231)	(224)
Proceeds on sale of loans	—	868
Proceeds on sale of other real estate owned	—	701
Purchases of restricted investment in bank stock	(5,974)	(4,873)
Redemption of restricted investment in bank stock	9,339	4,125
Net increase in loan portfolio	(103,323)	(108,627)
Computer software developed	(4,224)	(4,765)
Proceeds from sale of premises and equipment	129	—
Purchases of premises and equipment	(490)	(614)
Net cash used in investing activities	(102,108)	(186,246)
Cash Flows from Financing Activities
Net increase (decrease) in non-interest deposits	(155,831)	35,338
Net increase in interest bearing demand, savings, and time deposits	326,132	106,623
Net decrease in Federal Home Loan Bank advances	(100,000)	—
Net increase in subordinated debt, net issuance costs	—	42,623
Cash dividends paid on preferred stock	(1,617)	(1,617)
Cash dividends paid on common stock	(2,258)	(1,138)
Repurchases of common stock	(43)	(6,918)
Net cash provided by financing activities	66,383	174,911
Increase (Decrease) in Cash and Cash Equivalents	(9,417)	11,535
Cash and Cash Equivalents, beginning of period	130,600	93,199
Cash and Cash Equivalents, end of period	$121,183	$104,734
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$29,581	$7,869
Cash paid during the period for income taxes	$6,180	$3,941
Net unrealized loss on securities available-for-sale	$(2,955)	$(12,606)
Net cumulative change in accounting principle	$(1,699)	$—

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

In September 2021, MainStreet Bancshares, Inc. established MainStreet Community Capital, LLC, a wholly owned subsidiary, to be a community development entity (“CDE”). This CDE will be an intermediary vehicle for the provision of loans and investments in Low-Income Communities (“LICs”). In January 2022, the Community Development Financial Institutions Fund (“CDFI”) of the United States Department of the Treasury certified MainStreet Community Capital, LLC as a registered CDE. MainStreet Community Capital's primary business objective will be to apply for and receive New Market Tax Credit ("NMTC") allocations that are awarded and distributed annually.

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced Avenu, a division of MainStreet Bank. Avenu provides an embedded banking solution that connects our partners (fintechs, application developers, money movers, and entrepreneurs) directly and seamlessly to our Software as a Service (SaaS) solution.  Our SaaS solution has launched with our first beta client.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim information and with the instructions to the Quarterly Report on Form 10-Q, as applicable to a smaller reporting company. Accordingly, they do not include all the information and notes required by US GAAP for complete financial statements.

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2022 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K filed by the Company with the SEC on March 23, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period.

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

In October 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”.  This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

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

Note 2. Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2023  and December 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). Upon further analysis, the Company did not record an allowance for credit losses on its securities held-to-maturity portfolio as of September 30, 2023.

Investment securities available-for-sale was comprised of the following:

	September 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$24,402	$—	$(5,231)	$19,171
Subordinated Debt	9,970	—	(1,692)	8,278
Municipal Securities:
Taxable	10,656	—	(2,997)	7,659
Tax-exempt	22,707	—	(4,108)	18,599
U.S. Governmental Agencies	3,054	3	(38)	3,019
Total	$70,789	$3	$(14,066)	$56,726

Investment securities held-to-maturity was comprised of the following:

	September 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$15,065	$—	$(744)	$14,321
Subordinated Debt	2,500	—	(9)	2,491
Total	$17,565	$—	$(753)	$16,812

Investment securities available-for-sale was comprised of the following:

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$26,801	$—	$(4,574)	$22,227
Subordinated Debt	9,970	—	(1,143)	8,827
Municipal Securities:
Taxable	10,675	—	(2,709)	7,966
Tax-exempt	22,823	10	(2,658)	20,175
U.S. Governmental Agencies	3,470	2	(36)	3,436
Total	$73,739	$12	$(11,120)	$62,631

Investment securities held-to-maturity was comprised of the following:

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$15,142	$35	$(237)	$14,940
Subordinated Debt	2,500	—	—	2,500
Total	$17,642	$35	$(237)	$17,440

Credit Quality Indicators and Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis using security-level credit ratings. The Company’s HTM securities ACL was immaterial at  September 30, 2023. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of  September 30, 2023 and  December 31, 2022 by security type and credit rating:

(Dollars in thousands)	Municipal Securities	Subordinated Debt	Total HTM securities
September 30, 2023
Credit Rating:
AAA/AA/A	$15,065	$—	$15,065
Not Rated - Non Agency	—	2,500	2,500
Total	$15,065	$2,500	$17,565
December 31, 2022
Credit Rating:
AAA/AA/A	$15,142	$—	$15,142
Not Rated - Non Agency	—	2,500	2,500
Total	$15,142	$2,500	$17,642

The scheduled maturities of securities available-for-sale and held-to-maturity at  September 30, 2023 were as follows:

	September 30, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$265	$264
Due from one to five years	1,000	955	3,643	3,547
Due from after five to ten years	14,100	11,834	7,227	7,063
Due after ten years	55,689	43,937	6,430	5,938
Total	$70,789	$56,726	$17,565	$16,812

The scheduled maturities of securities available-for-sale and held-to-maturity at  December 31, 2022 were as follows:

	December 31, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$264	$262
Due from one to five years	1,000	963	1,073	1,073
Due from after five to ten years	13,056	11,583	9,828	9,819
Due after ten years	59,683	50,085	6,477	6,286
Total	$73,739	$62,631	$17,642	$17,440

Securities with a fair value of $15.8 million and $3.6 million were pledged at September 30, 2023 and December 31, 2022, respectively,

The following tables summarize the unrealized loss positions of securities available-for-sale and held-to-maturity as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$72	$(3)	$19,099	$(5,228)	$19,171	$(5,231)
Subordinated Debt	—	—	7,528	(1,692)	7,528	(1,692)
Municipal securities:
Taxable	—	—	7,659	(2,997)	7,659	(2,997)
Tax-exempt	3,885	(360)	14,714	(3,748)	18,599	(4,108)
U.S Governmental Agencies	—	—	870	(38)	870	(38)
Total	$3,957	$(363)	$49,870	$(13,703)	$53,827	$(14,066)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$2,021	$(151)	$20,206	$(4,423)	$22,227	$(4,574)
Subordinated Debt	3,357	(393)	4,720	(750)	8,077	(1,143)
Municipal Securities:
Taxable	1,377	(198)	6,589	(2,511)	7,966	(2,709)
Tax-exempt	11,028	(838)	7,663	(1,820)	18,691	(2,658)
U.S Government Agencies	1,768	(2)	1,018	(34)	2,786	(36)
Total	$19,551	$(1,582)	$40,196	$(9,538)	$59,747	$(11,120)
Held-to-maturity:
Municipal Securities:
Tax-exempt	$10,599	$(237)	$—	$—	$10,599	$(237)
Total	$10,599	$(237)	$—	$—	$10,599	$(237)

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

At  September 30, 2023, there was one collateralized mortgage backed security with a fair value totaling approximately $72,000 in an unrealized loss position of less than 12 months and twenty-four collateralized mortgage backed securities totaling $19.0 million in an unrealized loss position of more than 12 months and there were twenty-one subordinated debt securities totaling $7.5 million in an unrealized loss position of more than 12 months. At  September 30, 2023 nine municipal securities with fair values totaling approximately $14.2 million were in an unrealized loss position of less than 12 months and thirty-seven securities totaling $26.4 million in an unrealized loss position of more than 12 months. At  September 30, 2023 seven government agency securities with a fair value of approximately $870,000  were in an unrealized loss position of more than 12 months.

Certain municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at September 30, 2023 and December 31, 2022 was $2,056 and $8,228, respectively.

The Company periodically invests in New Market Tax Credit opportunities, related primarily to certain community development projects. The Company receives tax credits related to these investments, for which the Company typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. These tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. Recognition of tax credits and any associated losses on operations associated with these entities are recorded as a reduction to the carrying value of these investments. Proportional operational losses associated with these investments are included in non-interest income. As of and for the  three and nine months ended September 30, 2023 , the Company recorded approximately $87,000 and $176,000, respectively, in tax credit investment operational losses.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Residential Real Estate:
Single family	$198,554	$178,615
Multifamily	264,233	215,624
Farmland	148	155
Commercial Real Estate:
Owner-occupied	281,303	228,374
Non-owner occupied	453,312	472,354
Construction and Land Development	426,698	393,783
Commercial – Non Real-Estate:
Commercial & Industrial	73,855	97,351
Consumer – Non Real-Estate:
Unsecured	177	1,984
Secured	4,421	11,352
Total Gross Loans	1,702,701	1,599,592
Less: unearned fees, net	(5,631)	(5,528)
Less: allowance for credit losses - loans	(15,626)	(14,114)
Net Loans	$1,681,444	$1,579,950

The unsecured consumer loans above include $177,000 and $2.0 million of overdrafts reclassified as loans at September 30, 2023 and December 31, 2022, respectively.

The following tables summarize the activity in the allowance for credit losses on loans by loan class for the three and nine months ended September 30, 2023 and 2022.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended September 30, 2023	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,325	$8,184	$3,600	$1,919	$19	$16,047
Charge-offs	—	—	—	(324)	—	(324)
Recoveries	—	—	—	—	1	1
Provision for (recovery of) credit losses	200	74	(14)	(360)	2	(98)
Ending Balance	$2,525	$8,258	$3,586	$1,235	$22	$15,626
Ending Balance:
Individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit loss	$2,525	$8,258	$3,586	$1,235	$22	$15,626

For the nine months ended September 30, 2023
Beginning Balance, prior to adoption of ASC 326	$2,146	$7,159	$3,347	$1,418	$44	$14,114
Impact of adopting ASC 326	59	614	19	172	31	895
Charge-offs	—	—	—	(325)	(6)	(331)
Recoveries	8	—	—	—	6	14
Provision for (recovery of) credit losses	312	485	220	(30)	(53)	934
Ending Balance	$2,525	$8,258	$3,586	$1,235	$22	$15,626
Ending Balance:
Individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit loss	$2,525	$8,258	$3,586	$1,235	$22	$15,626

	Real Estate
For the three months ended September 30, 2022	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$1,994	$6,514	$3,044	$1,340	$90	$12,982
Recoveries	—	—	—	—	12	12
Provision for (recovery of) credit losses	20	203	73	(247)	(49)	—
Ending Balance	$2,014	$6,717	$3,117	$1,093	$53	$12,994
Ending Balance:
Individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit loss	$2,014	$6,717	$3,117	$1,093	$53	$12,994

For the nine months ended September 30, 2022
Beginning Balance	$1,672	$5,689	$2,697	$1,540	$99	$11,697
Recoveries	—	—	—	—	17	17
Provision for (recovery of) credit losses	342	1,028	420	(447)	(63)	1,280
Ending Balance	$2,014	$6,717	$3,117	$1,093	$53	$12,994
Ending Balance:
Individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit loss	$2,014	$6,717	$3,117	$1,093	$53	$12,994

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

The following tables summarize the amortized cost basis by aggregate Pass and criticized categories of Watch, Special Mention, and Substandard within the Company’s internal risk rating system as of September 30, 2023 and December 31, 2022.

	Term Loans Amortized Cost Basis by Origination Year
September 30, 2023
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential Real Estate - Single Family
Pass	$45,280	$18,769	$21,374	$33,482	$20,782	$22,514	$33,871	$196,072
Watch	312	—	—	1,321	—	—	149	1,782
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	436	264	—	700
Total Residential Real Estate - Single Family	$45,592	$18,769	$21,374	$34,803	$21,218	$22,778	$34,020	$198,554

Residential Real Estate - Multifamily
Pass	$31,086	$81,414	$70,444	$39,891	$27,436	$10,842	$3,120	$264,233
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Residential Real Estate - Multifamily	$31,086	$81,414	$70,444	$39,891	$27,436	$10,842	$3,120	$264,233

Residential Real Estate - Farmland
Pass	$—	$—	$—	$—	$—	$148	$—	$148
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Residential Real Estate - Farmland	$—	$—	$—	$—	$—	$148	$—	$148

Commercial Real Estate - Owner Occupied
Pass	$67,348	$55,563	$43,882	$40,116	$32,683	$37,906	$2,679	$280,177
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,126	—	—	1,126
Total Commercial Real Estate - Owner Occupied	$67,348	$55,563	$43,882	$40,116	$33,809	$37,906	$2,679	$281,303

Commercial Real Estate - Non-Owner Occupied
Pass	$18,132	$103,213	$50,553	$48,000	$17,931	$132,389	$24,738	$394,956
Watch	—	—	—	964	12,847	20,183	—	33,994
Special Mention	—	—	—	15,967	—	—	—	15,967
Substandard	—	—	—	—	7,769	626	—	8,395
Total Commercial Real Estate - Non-Owner Occupied	$18,132	$103,213	$50,553	$64,931	$38,547	$153,198	$24,738	$453,312

Construction & Land Development
Pass	$12,112	$32,558	$13,884	$2,459	$5	$8,231	$335,495	$404,744
Watch	—	1,454	—	—	—	—	20,500	21,954
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Construction & Land Development	$12,112	$34,012	$13,884	$2,459	$5	$8,231	$355,995	$426,698

Commercial & Industrial
Pass	$9,918	$5,446	$13,436	$3,768	$2,203	$10,972	$27,569	$73,312
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—		—
Substandard	—	—	—	—	—	50	168	218
Doubtful	—	—	—	—	—	259	66	325
Total Commercial & Industrial	$9,918	$5,446	$13,436	$3,768	$2,203	$11,281	$27,803	$73,855

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$177	$177
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$177	$177

Consumer - Secured
Pass	$28	$267	$4	$63	$1,637	$2,247	$175	$4,421
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer - Secured	$28	$267	$4	$63	$1,637	$2,247	$175	$4,421

Total
Pass	$183,904	$297,230	$213,577	$167,779	$102,677	$225,249	$427,824	$1,618,240
Watch	312	1,454	—	2,285	12,847	20,183	20,649	57,730
Special Mention	—	—	—	15,967	—	—	—	15,967
Substandard	—	—	—	—	9,331	940	168	10,439
Doubtful	—	—	—	—	—	259	66	325
Total	$184,216	$298,684	$213,577	$186,031	$124,855	$246,631	$448,707	$1,702,701

	December 31, 2022
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Total
Residential Real Estate:
Single Family	$178,172	$—	$—	$443	$178,615
Multifamily	215,624	—	—	—	215,624
Farmland	155	—	—	—	155
Commercial Real Estate:
Owner occupied	227,231	—	—	1,143	228,374
Non-owner occupied	439,537	24,897	—	7,920	472,354
Construction & Land Development	393,783	—	—	—	393,783
Commercial – Non Real Estate:
Commercial & Industrial	97,246	97	—	8	97,351
Consumer – Non Real Estate:
Unsecured	1,984	—	—	—	1,984
Secured	11,352	—	—	—	11,352
Total	$1,565,084	$24,994	$—	$9,514	$1,599,592

The following tables present the amortized cost basis by segments of the loan portfolio summarized by aging categories as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$841	$—	$—	$841	$197,713	$198,554	$—
Multifamily	—	—	—	—	264,233	264,233	—
Farmland	—	—	—	—	148	148	—
Commercial Real Estate:
Owner occupied	—	—	—	—	281,303	281,303	—
Non-owner occupied	—	—	—	—	453,312	453,312	—
Construction & Land Development	—	—	—	—	426,698	426,698	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	—	73,530	73,855	325
Consumer – Non Real Estate:
Unsecured	—	—	—	—	177	177	—
Secured	5	—	—	5	4,416	4,421	—
Total	$846	$—	$—	$846	$1,701,530	$1,702,701	$325

	December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Nonaccrual
Residential Real Estate:
Single Family	$—	$—	$—	$—	$178,615	$178,615	$—
Multifamily	—	—	—	—	215,624	215,624	—
Farmland	—	—	—	—	155	155	—
Commercial Real Estate:
Owner occupied	—	—	—	—	228,374	228,374	—
Non-owner occupied	—	—	—	—	472,354	472,354	—
Construction & Land Development	—	—	—	—	393,783	393,783	—
Commercial – Non Real Estate:
Commercial & Industrial	—	—	15	15	97,336	97,351	—
Consumer – Non Real Estate:
Unsecured	—	—	—	—	1,984	1,984	—
Secured	11	12	6	29	11,323	11,352	—
Total	$11	$12	$21	$44	$1,599,548	$1,599,592	$—

There were no loans placed on nonaccrual with an allowance for credit losses as of September 30, 2023 and December 31, 2022.

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral

The following table details the amortized cost of collateral dependent loans:

(Dollars in thousands)	September 30, 2023
Residential Real Estate:
Single family	$487
Commercial Real Estate:
Owner occupied	1,126
Non-owner occupied	625
Commercial and Industrial	325
Total	$2,563

The Company did not modify any loans to borrowers experiencing financial distress during the three and nine months ended September 30, 2023.

As of  September 30, 2023 there were no real estate loans in the process of foreclosure.

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

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the three months ended September 30, 2023:

	For the three months ended September 30,
	2023
(Dollars in thousands)	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$504	$10
Commercial Real Estate:
Owner Occupied	1,129	20
Non-owner Occupied	626	12
Commercial & Industrial	650	28
Total	$2,909	$70

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the nine months ended September 30, 2023:

	For the nine months ended September 30,
	2023
(Dollars in thousands)	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$539	$30
Commercial Real Estate:
Owner Occupied	$1,134	$61
Non-owner Occupied	626	38
Commercial & Industrial	653	68
Total	$2,952	$197

Unfunded Commitments

The Company maintains an allowance for credit losses on off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on funded loans. The allowance for credit losses for off-balance sheet credit exposure of $1.6 million and $0 million at  September 30, 2023 and December 31, 2022, respectively, is classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposure for the three months ended September 30, 2023.

(Dollars in thousands)	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
Balance, June 30, 2023	$1,199
Provision for off-balance sheet credit losses	353
Balance, September 30, 2023	$1,552

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposure for the nine months ended September 30, 2023.

(Dollars in thousands)	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
Balance, December 31, 2022	$—
Adjustment to allowance for off-balance sheet credit losses upon adoption of ASU 2016-13	1,310
Provision for off-balance sheet credit losses, net	242
Balance, September 30, 2023	$1,552

Note 4. Intangible Assets

The carrying amount of computer software developed was $13.4 million and $9.1 million at September 30, 2023 and December 31, 2022. The following table presents the carrying amount of computer software developed as of  September 30, 2023 and  December 31, 2022.

	As of September 30, 2023		As of December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Computer software	$13,373	$—	$9,149	$—
Total	$13,373	$—	$9,149	$—

The Company is still in the development stage of computer software where costs are capitalized. Capitalization ceases when the software is substantially complete and ready for its intended use. At that time the intangible asset will be amortized on a straight-line basis over the estimated useful life of the asset. As of  September 30, 2023, the Company has not recorded any amortization on its intangible computer software. We anticipate the amortization period for intangible computer software to be ten years, once placed in service, which is expected to begin in the first quarter of 2024.

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

The following tables summarize key elements of the Company’s derivative instruments as of September 30, 2023 and December 31, 2022.

September 30, 2023
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$239,312	44	$—	$28,313	$—
Matched interest rate swap with counterparty	$239,312	44	$28,313	$—	$—

December 31, 2022
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$245,717	44	$—	$23,896	$3,034
Matched interest rate swap with counterparty	$245,717	44	$23,896	$—	$3,034

The Company is able to recognize fee income upon execution of the interest rate swap contract. The Company did not record any interest rate swap fee income for the three and nine months ended September 30, 2023. $518,000 and $619,000 was recorded for the three and nine months ended September 30, 2022.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of September 30, 2023, and December 31, 2022, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities, with the exception of one subordinated debt security which is considered a Level 3.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 5: “Derivative Financial Instruments”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$19,171	$—	$19,171
Subordinated Debt	—	8,028	250	8,278
Municipal Securities:
Taxable	—	7,659	—	7,659
Tax-exempt	—	18,599	—	18,599
U.S. Government Agencies	—	3,019	—	3,019
Derivative asset – interest rate swap on loans	—	28,313	—	28,313
Total	$—	$84,789	$250	$85,039
Liabilities:
Derivative liability – interest rate swap on loans	$—	$28,313	$—	$28,313
Total	$—	$28,313	$—	$28,313

	December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$22,227	$—	$22,227
Subordinated Debt	—	8,577	250	8,827
Municipal Securities:
Taxable	—	7,966	—	7,966
Tax-exempt	—	20,175	—	20,175
U.S. Government Agencies	—	3,436	—	3,436
Derivative asset – interest rate swap on loans	—	23,896	—	23,896
Total	$—	$86,277	$250	$86,527
Liabilities:
Derivative liability – interest rate swap on loans	$—	$23,896	$—	$23,896
Total	$—	$23,896	$—	$23,896

During the nine months ended September 30, 2023, there were no changes to the fair value of level three instruments.

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The Company did not have any assets that were measured at fair value on a nonrecurring basis as of September 30, 2023 and   December 31, 2022.

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

September 30, 2023	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$121,183	$121,183	$121,183	$—	$—
Securities:
Available for sale	56,726	56,726	—	56,726	—
Held to maturity	17,565	16,812	—	16,812	—
Restricted securities	20,619	20,619	—	20,619	—
Loans, net	1,681,444	1,668,678	—	—	1,668,678
Derivative asset – interest rate swap on loans	28,313	28,313	—	28,313	—
Bank owned life insurance	38,035	38,035	—	38,035	—
Accrued interest receivable	10,133	10,133	—	10,133	—
Liabilities:
Deposits	$1,683,190	$1,677,844	$—	$979,230	$698,614
Subordinated debt, net	72,543	56,410	—	56,410	—
Derivative liability – interest rate swaps on loans	28,313	28,313	—	28,313	—
Accrued interest payable	2,740	2,740	—	2,740	—

December 31, 2022	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$130,600	$130,600	$130,600	$—	$—
Securities:
Available for sale	62,631	62,631	—	62,381	250
Held to maturity	17,642	17,440	—	17,440	—
Restricted securities	24,325	24,325	—	24,325	—
Loans, net	1,579,950	1,584,533	—	—	1,584,533
Derivative asset – interest rate swap on loans	23,896	23,896	—	23,896	—
Bank owned life insurance	37,249	37,249	—	37,249	—
Accrued interest receivable	8,779	8,779	—	8,779	—
Liabilities:
Deposits	$1,512,889	$1,503,869	$—	$904,978	$599,121
Advances from the FHLB	100,000	99,983	—	—	99,983
Subordinated debt, net	72,245	64,235	—	64,235	—
Derivative liability – interest rate swaps on loans	23,896	23,896	—	23,896	—
Accrued interest payable	896	896	—	896	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. Assumptions utilized in the aggregation of fair value of our loan portfolio include prepayment rates, probability of default and loss given default, and discount rates on cash flows. Our third party valuation utilizes average data by homogenous loan segments nationwide and may not properly reflect the characteristics of our specific portfolio. There were no changes in methodologies or transfers between levels at September 30, 2023 and December 31, 2022.

Note 7. Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which then shared in the earnings of the Company. There were no such potentially dilutive securities outstanding in 2023 or 2022.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except for share and per share data)	2023	2022	2023	2022
Net income	$6,341	$7,743	$21,438	$19,095
Preferred stock dividends	(539)	(539)	(1,617)	(1,617)
Net income available to common shareholders	$5,802	$7,204	$19,821	$17,478
Weighted average number of common shares issued, basic and diluted	7,524,332	7,463,719	7,521,426	7,561,567
Earnings per common share:
Basic and diluted earnings per common share	$0.77	$0.97	$2.64	$2.31

Note 8. Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes, as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Unrealized loss on investment securities available-for-sale	$(14,063)	$(11,108)
Unrealized loss on securities transferred to HTM	(2)	(8)
Tax benefit	3,256	2,570
Total accumulated other comprehensive loss	$(10,809)	$(8,546)

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

Cash paid for amounts included in the measurement of lease liabilities during the nine months ended September 30, 2023 was $336,000. During the nine months ended September 30, 2023 and 2022, the Company recognized lease expense of $363,000 and $363,000, respectively.

	As of September 30,	As of December 31,
(Dollars in thousands)	2023	2022
Lease liabilities	$7,014	$7,342
Right-of-use assets	6,332	6,688
Weighted-average remaining lease term – operating leases (in months).	158.3	162.9
Weighted-average discount rate – operating leases	2.80%	2.80%

	For the nine months ended September 30,	For the nine months ended September 30,
(Dollars in thousands)	2023	2022
Lease Cost
Operating lease cost	$363	$363
Total lease costs	$363	$363
Cash paid for amounts included in measurement of lease liabilities	$336	$327

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

As of  September 30, 2023, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of  September 30, 2023 is as follows:

(Dollars in thousands)
2023	$161
2024	654
2025	671
2026	689
2027	587
Thereafter	5,561
Total undiscounted cash flows	$8,323
Discount	(1,309)
Lease liabilities	$7,014

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2022, previously filed with the SEC on March 23, 2023. Results for the three and nine months ended September 30, 2023 are not necessarily indicative of results for the year ending December 31, 2023 or any future period.

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

Avenu

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced Avenu, a division of MainStreet Bank. Avenu represents the Company’s suite of Banking as a Service (“BaaS”) solutions designed to meet the banking needs of Fintech customers. We believe our approach to providing a proprietary BaaS solution is unique. Our transformational subledger combined with our high-touch compliance training goes beyond the industry standards to ensure that our Fintech partners will prosper. This division of MainStreet Bank currently serves money service businesses, payment processers, and BaaS customers and provides the Bank with valuable low-cost deposits and additional streams of fee income. A major component of the BaaS solution includes a fintech core, which is Software as a Service (SaaS). Our SaaS solution has launched with our first beta client.

MainStreet Community Capital, LLC

In August 2021, the Company created a community development entity (“CDE”) subsidiary, MainStreet Community Capital, LLC, a Virginia limited liability company, to apply for NMTC allocations from the U.S. Department of Treasury’s Community Development Financial Institutions Fund. To promote development in economically distressed areas, the NMTC program was established under the Community Renewal Tax Relief Act of 2000 to provide tax incentives for capital investment in disadvantaged market areas that have not experienced economic expansion. The program establishes a tax credit for investment in a CDE and ongoing compliance with the program is accomplished through a governing board and an advisory board which maintains accountability to residents and businesses in the aforementioned disadvantaged areas. This CDE will be an intermediary vehicle for the provision of loans and investments in Low-Income Communities (“LICs”).

Effects of Inflation

The United States is experiencing elevated inflation. In response, the Federal Open Markets Committee (FOMC) raised the Federal Funds rate 425 basis points throughout 2022 and an additional 100 basis points during the first nine months of 2023. In addition to raising the Federal Funds rate, the Federal Reserve may take other means necessary to fulfill its dual mandate.

The effects of rising inflation and the actions of the Federal Reserve, as well as the economy at large may impact the Bank’s customers, including their willingness and ability to repay their obligations, to invest, to save or to spend. This impact could affect the Bank’s customer's general appetite for banking products and the credit health of the Bank’s customer base. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2023, have remained unchanged since our Annual Report on Form 10-K for the year ended December 31, 2022 was filed, unless noted herein. As of January 1, 2023, we have adopted the current expected credit loss standard. Any additional changes are discussed in our Recently Issued Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended September 30, 2023 and 2022

General

Total revenue increased $9.4 million to $32.7 million for the three months ended September 30, 2023 from $23.3 million for the three months ended September 30, 2022. These increases in total revenue were offset by increases in total expenses. Total expenses increased $10.8 million to $24.5 million for the three months ended September 30, 2023 from $13.7 million for the three months ended September 30, 2022.  The increase in revenue for the three months ended September 30, 2023 was primarily due to increases in loan interest income of $9.5 million over the same period in 2022. Income was positively impacted by interest earned on federal funds sold, which earned $204,000 in additional interest for the three months ended September 30, 2023 than the same period in 2022. These increases in income were offset by increases in interest expense of $9.3 million and $1.1 million in salaries and employee benefits for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Net income decreased $1.4 million to $6.3 million for the three months ended September 30, 2023 from $7.7 million for the three months ended September 30, 2022.

Interest Income

Total interest income increased $9.8 million, or 44.6%, to $31.7 million for the three months ended September 30, 2023 from $21.9 million for the three months ended September 30, 2022, on a tax equivalent basis. The increase was primarily the result of an increase in interest and fees on loans of $9.5 million and an increase in interest on federal funds sold of $204,000. Total average interest-earning assets increased $124.6 million, to $1.87 billion for the three months ended September 30, 2023 from $1.74 billion for the same period in 2022 primarily because of an increase of $218.8 million in the average balance of loans and was offset by a decrease of $87.5 million in the average balance of federal funds sold and a $6.7 million decrease in the average balance of investment securities. The average yield on our interest-earning assets increased 175 basis points to 6.76% for the three months ended September 30, 2023 as compared to 5.01% for the three months ended September 30, 2022 primarily because of higher average yields on interest earning assets due to market conditions, and the Federal Reserve increasing the benchmark interest rates by 525 basis points over the course of the previous eighteen months.

Interest and fees on loans increased $9.5 million, to $29.8 million for the three months ended September 30, 2023 from $20.3 million for the same period in 2022. This increase was primarily due to an increase in the average yield on loans and the average loans outstanding increasing $218.8 million, which increased to $1.67 billion for the three months ended September 30, 2023 from $1.45 billion for the three months ended September 30, 2022. The average yield on loans increased 153 basis points, or 27.5%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The Federal Reserve increased the federal funds target interest rate by 25 basis points during the quarter so we expect our asset sensitive balance sheet to continue to benefit from the current rate environment.

Interest income on federal funds sold and interest-earning deposits increased by $0.2 million to $1.2 million for the three months ended September 30, 2023, from $1.0 million for the three months ended September 30, 2022. The increase was primarily due to an increase in the average yield on these deposits despite the average balances decreasing over the same time period. The average balance of interest-earning deposits and federal funds sold decreased $87.5 million to $94.8 million for the three months ended September 30, 2023 from $182.3 million for the same period in 2022. The average yield increased to 5.09% for the three months ended September 30, 2023 from 2.20% for the same period in 2022.

Interest on investment securities increased by $90,000 to $798,000 for the three months ended September 30, 2023 from $708,000 for the three months ended September 30, 2022 on a fully tax-equivalent basis. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $60,000, or 19.0%, to $377,000 for the three months ended September 30, 2023, from $317,000 for the three months ended September 30, 2022. Interest on mortgage-backed securities decreased by $5,000, or 4.5%, to $108,000 for the three months ended September 30, 2023, from $114,000 for the three months ended September 30, 2022. Subordinated debt interest income increased by $3,000, or 2.0%, to $135,000 for the three months ended September 30, 2023, from $132,000 for the three months ended September 30, 2022. The average yield on taxable securities increased  67 basis points, to 2.70%  and the average yield on tax-exempt securities increased 12 basis points, to 3.56% on a tax equivalent basis for the three months ended September 30, 2023, from 2.03% and 3.44%, respectively, for the same period in 2022. Increased market rates resulted in investment income rising despite the average balance of investment securities decreasing by $6.7 million, to $105.3 million for the three months ended September 30, 2023, from $112.0 million for the three months ended September 30, 2022.

Interest Expense

Total interest expense increased $9.3 million, to $13.1 million for the three months ended September 30, 2023 from $3.8 million for the three months ended September 30, 2022, primarily due to a $5.3 million increase in interest expense on time deposits and a $3.7 million increase in interest expense on money market deposits. There were additional increases in interest expense primarily due to the increase in average outstanding balances of advances on FHLB borrowings that were included in the three months ended September 30, 2023 over the three months ended September 30, 2022

Interest expense on deposits increased $9.1 million to $12.1 million for the three months ended September 30, 2023 from $3.0 million for the three months ended September 30, 2022 primarily as a result of an increase in average interest-bearing deposit yields and balances. The increase in average deposit balances was $258.2 million to $1.24 billion during the three months ended September 30, 2023 as compared to $981.6 million for the three months ended September 30, 2022. The increase in the average balance of interest-bearing deposits was primarily a result of a $156.6 million increase in the average balance of money market deposit accounts and by a $124.6 million increase in the average balance of time deposits. The average cost of deposits was 386 basis points for the three months ended September 30, 2023, compared to 121 basis points for the three months ended September 30, 2022. The average rate paid on money market deposits increased 322 basis points to 3.99% for the three months ended September 30, 2023 from 0.77% for the three months ended September 30, 2022. The average rate paid on interest-bearing demand deposits increased 50 basis points to 1.24% for the three months ended September 30, 2023 from 0.74% for the three months ended September 30, 2022 primarily due to market competition and the interest rate environment. The average cost of certificates of deposit increased by 269 basis points to 4.26% for the three months ended September 30, 2023 as compared to 1.57% for the three months ended September 30, 2022. The decrease in the average balance of non interest-bearing demand deposits for the three months ended September 30, 2023, primarily was the result of depositors looking for higher yielding products and market competition.

Net Interest Income

Net interest income increased approximately $0.5 million, or 2.7%, to $18.6 million for the three months ended September 30, 2023 from $18.1 million for the three months ended September 30, 2022 despite our net interest-earning assets decreasing $149.9 million to $537.4 million for the three months ended September 30, 2023 from $687.3 million for the three months ended September 30, 2022. The interest rate spread tightened by 73 basis points to 2.84% for the three months ended September 30, 2023 from 3.57% for the three months ended September 30, 2022, on a tax equivalent basis. The net interest margin compressed by 17 basis points from 4.14% for the three months ended September 30, 2022 to 3.97% for the three months ended September 30, 2023 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Three Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,665,474	$29,750	7.09%	$1,446,679	$20,261	5.56%
Investment securities:
Taxable	67,513	459	2.70%	73,914	378	2.03%
Tax-exempt	37,812	339	3.56%	38,074	330	3.44%
Federal funds and interest-bearing deposits	94,808	1,217	5.09%	182,331	1,013	2.20%
Total interest-earning assets	1,865,607	$31,765	6.76%	1,740,998	$21,982	5.01%
Non-interest-earning assets	63,883			61,479
Total assets	$1,929,490			$1,802,477
Interest-bearing liabilities:
Interest-bearing demand deposits	$77,047	$240	1.24%	$93,569	$175	0.74%
Savings and NOW deposits	48,594	145	1.18%	55,100	43	0.31%
Money market deposits	413,710	4,156	3.99%	257,091	496	0.77%
Time deposits	700,405	7,526	4.26%	575,832	2,275	1.57%
Total interest-bearing deposits	1,239,756	12,067	3.86%	981,592	2,989	1.21%
Federal funds purchased	2,501	35	5.55%	2	—	—
Federal Home Loan Bank advances	13,478	186	5.48%	—	—	—
Subordinated debt	72,504	828	4.53%	72,107	828	4.56%
Total interest-bearing liabilities	1,328,239	$13,116	3.92%	1,053,701	$3,817	1.44%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	388,004			558,337
Total liabilities	1,716,243			1,612,038
Stockholders’ equity	213,247			190,439
Total liabilities and stockholders’ equity	$1,929,490			$1,802,477
Net interest income		$18,649			$18,165
Interest rate spread(2)			2.84%			3.57%
Net interest-earning assets(3)	$537,368			$687,297
Net interest margin(4)			3.97%			4.14%
Average interest-earning assets to average interest-bearing liabilities	140.5%			165.23%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Three Months Ended
	September 30, 2023 and 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$3,365	$6,124	$9,489
Investment securities:
Taxable	(189)	270	81
Tax-exempt	(14)	23	9
Federal funds and interest-bearing deposits	(2,766)	2,970	204
Total interest-earning assets	396	9,387	9,783
Interest-bearing liabilities:
Interest-bearing demand deposits	(180)	245	65
Savings and NOW accounts	(34)	136	102
Money market deposit accounts	465	3,195	3,660
Time deposits	589	4,662	5,251
Total deposits	840	8,238	9,078
Fed funds purchased	35	—	35
Federal Home Loan Bank advances	186	—	186
Subordinated debt	20	(20)	—
Total interest-bearing liabilities	1,081	8,218	9,299
Change in net interest income	$(685)	$1,169	$484

Provision for Credit Losses

Management believes that the provision recorded for the period ended September 30, 2023 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

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

The provision for credit losses on loans decreased by $98,000 to a recovery for credit losses on loans of $98,000 for the three months ended September 30, 2023 from a provision for credit losses on loans of $0 for the three months ended September 30, 2022. Loan originations, which totaled approximately $83.2 million for the three months ended September 30, 2022 increased $8.8 million to $92.0 million for the three months ended September 30, 2023. Despite loan originations increasing, the Company noted that many lines of credit were paid down during the quarter, which lowered the provision for loan losses for the period ended 2023 compared to 2022. The Company noted that a majority of this provision just shifted and increased the provision for unfunded commitments as of September 30, 2023. The Company did not have any non-performing loans at September 30, 2022 and non-performing loans to gross loans was only 0.02% as of September 30, 2023.

The provision for credit losses on off-balance sheet credit exposure increased by $353,000 for the three months ended September 30, 2023.

During the three months ended September 30, 2023, there was one loan downgraded to special mention for $16.0 million. Substandard and doubtful loans remained consistant as of September 30, 2023 for a collective balance of $10.7 million. Of the substandard loans as of September 30, 2023, 79% are connected to the hospitality industry. These loans were initially impacted by the pandemic and were downgraded out of an abundance of caution while cash flows and occupancy levels have continued to increase to pre-pandemic levels. Management does not believe there will be losses associated with these credits. During the three months ended September 30, 2023, watch list loans, which are considered pass credits, improved by $35.6 million to $56.3 million as of September 30, 2023. As interest rates have risen significantly over the last eighteen months, management believes in taking a proactive approach to risk management in the loan portfolio. While these credits do not represent expected losses, management will take a more active monitoring role to ensure any potential risk is mitigated. During the three months ended September 30, 2023, there was $324,000 in charge-offs incurred for one credit, and recoveries of $1,000 were received.

Non-Interest Income

Non-interest income decreased $385,000, or 28.6%, to $963,000 for the three months ended September 30, 2023 from $1.3 million for the three months ended September 30, 2022. The decrease in non-interest income was primarily due to decreases in fee income earned on originating loan swaps in the three months ended September 30, 2023 compared to the same period in 2022. The Company also recognized a nonrecurring operating loss on a new market tax credit equity investment during the quarter of $87,000. The Company continues to focus on increasing fee income as it strategically benefits our customers.

Non-Interest Expense

Non-interest expense increased $1.5 million, or 15.5%, to $11.4 million for the three months ended September 30, 2023 from $9.9 million for the three months ended September 30, 2022 primarily because of increases in salary and employee benefits of $1.1 million and other various operating expenses of $1.3 million. Salaries and employee benefits expense increased by $1.1 to $6.9 million for the three months ended September 30, 2023 from $5.9 million for the three months ended September 30, 2022 primarily as a result of twenty-eight new employees and the related salary and benefit expenses for these additional employees. Franchise taxes increased approximately $93,000 to $459,000 for the three months ended September 30, 2023 from $366,000 for the three months ended September 30, 2022 because of the make up of the Company’s capital as of September 30, 2023 compared to the balance sheet as of September 30, 2022. Offsetting these increases was a decrease in advertising and marketing expenses decreased $127,000, or 18.0%, to $577,000 for the three months ended September 30, 2023 from $704,000 for the three months ended September 30, 2022 due to timing and new initiatives to further enhance the Company's brand.

Income Tax Expense

Income tax expense decreased $292,000, or 16.2%, to a tax expense of $1.5 million for the three months ended September 30, 2023 from a tax expense of $1.8 million for the three months ended September 30, 2022. The decrease in federal income tax expense for the three months ended September 30, 2023 compared to the same period a year ago was driven by the decrease in income before income taxes of $1.7 million, to income before income tax of $7.9 million for the three months ended September 30, 2023 compared to income before income tax expense of $9.6 million for the same period in the prior year. The Company was able to apply and claim a research and development tax credit of approximately $242,000 for its associated work in developing a software platform in 2022. The Company also invests in projects that have tax credit benefits in order to help reduce it's overall tax liability. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $212,000 for the three months ended September 30, 2023. For the three months ended September 30, 2023, the Company had an effective income tax expense rate of 19.3%, compared to an effective income tax expense rate of 18.9% for the three months ended September 30, 2022.

Comparison of Statements of Income for the Nine Months Ended September 30, 2023 and 2022

General

Total revenue increased $32.0 million to $93.8 million for the nine months ended September 30, 2023 from $61.8 million for the nine months ended September 30, 2022. These increases in total revenue were offset by increases in total expenses. Total expenses increased $29.1 million to $66.1 million for the nine months ended September 30, 2023 from $37.0 million for the nine months ended September 30, 2022.  The increase in revenue for the nine months ended September 30, 2023 was primarily due to increases in net interest income of $9.5 million over the same period in 2022. Income was positively impacted by interest earned on federal funds sold, which earned $2.3 million in additional interest for the nine months ended September 30, 2023 than the same period in 2022. These increases in income were offset by increases of $4.1 million in salaries and employee benefits for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Net income increased $2.3 million to $21.4 million for the nine months ended September 30, 2023 from $19.1 million for the nine months ended September 30, 2022.

Interest Income

Total interest income increased $33.0 million, or 56.8%, to $91.0 million for the nine months ended September 30, 2023 from $58.1 million for the nine months ended September 30, 2022 ,on a tax equivalent basis. The increase was primarily the result of an increase in interest and fees on loans of $30.4 million and an increase in interest on federal funds sold of $2.3 million. Total average interest-earning assets increased $192.6 million, to $1.85 billion for the nine months ended September 30, 2023 from $1.65 billion for the same period in 2022 primarily because of an increase of $220.4 million in the average balance of loans and was offset by a decrease of $22.8 million in the average balance of federal funds sold and interest-earning deposits and  a $5.1 million decrease in the average balance of investment securities. The average yield on our interest-earning assets increased 190 basis points to 6.61% for the nine months ended September 30, 2023 as compared to 4.71% for the nine months ended September 30, 2022 primarily because of higher average yields on interest earning assets due to market conditions, loans related to PPP lending with a rate of 1% paying off, and the Federal Reserve increasing the benchmark interest rates by 525 basis points over the course of the previous eighteen months.

Interest and fees on loans increased $30.4 million, to $85.3 million for the nine months ended September 30, 2023 from $54.9 million for the same period in 2022. This increase was primarily due to an increase in the average yield on loans and the average loans outstanding increasing $220.4 million, which increased to $1.64 billion for the nine months ended September 30, 2023 from $1.42 billion for the nine months ended September 30, 2022. The average yield on loans increased 178 basis points, or 34.4%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The Federal Reserve increased the federal funds target interest rate by 100 basis points throughout the first nine months of 2023 and we expect our asset sensitive balance sheet to continue to benefit from the current rate environment.

Interest income on federal funds sold and interest-earning deposits increased by $2.3 million to $3.5 million for the nine months ended September 30, 2023, from $1.2 million for the nine months ended September 30, 2022. The increase was primarily due to an increase in the average yield on these deposits despite the average balances decreasing over the same time period. The average balance of interest-earning deposits and federal funds sold decreased $22.8 million to $99.0 million for the nine months ended September 30, 2023 from $121.8 million for the same period in 2022. The average yield increased to 4.76% for the nine months ended September 30, 2023 from 1.36% for the same period in 2022.

Interest on investment securities increased by $249,000 to $2.4 million for the nine months ended September 30, 2023 from $2.1 million for the nine months ended September 30, 2022 on a fully tax-equivalent basis. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals increased in total $161,000, or 16.6%, to $1.1 million for the nine months ended September 30, 2023, from $969,000 for the nine months ended September 30, 2022. Interest on mortgage-backed securities decreased by $13,000, or 4.0%, to $308,000 for the nine months ended September 30, 2023, from $321,000 for the nine months ended September 30, 2022. Subordinated debt interest income increased by $7,000, or 1.8%, to $395,000 for the nine months ended September 30, 2023, from $388,000 for the nine months ended September 30, 2022. The average yield on taxable securities increased  60 basis points, to 2.67%  and the average yield on tax-exempt securities increased 8 basis points, to 3.56% on a tax equivalent basis for the nine months ended September 30, 2023, from 2.07% and 3.48%, respectively, for the same period in 2022. Increased market rates resulted in investment income rising despite the average balance of investment securities decreasing by $5.1 million, to $107.1 million for the nine months ended September 30, 2023, from $112.2 million for the nine months ended September 30, 2022.

Interest Expense

Total interest expense increased $23.4 million, to $32.1 million for the nine months ended September 30, 2023 from $8.7 million for the nine months ended September 30, 2022, primarily due to a $13.5 million increase in interest expense on time deposits and a $7.5 million increase in interest expense on money market deposits. There were additional increases in interest expense primarily due to the increase in average outstanding balance of our FHLB advances that were included in the nine months ended September 30, 2023 over the nine months ended September 30, 2022.

Interest expense on deposits increased $21.8 million to $28.3 million for the nine months ended September 30, 2023 from $6.5 million for the nine months ended September 30, 2022 primarily as a result of an increase in average interest-bearing deposit yields and balances. The increase in average interest-bearing deposit balances was $238.0 million to $1.16 billion during the nine months ended September 30, 2023 as compared to $917.8 million for the nine months ended September 30, 2022. The increase in the average balance of interest-bearing deposits was primarily a result of a $75.0 million increase in the average balance of money market deposit accounts and by a $188.1 million increase in the average balance of time deposits. The average cost of deposits was 327 basis points for the nine months ended September 30, 2023, compared to 94 basis points for the nine months ended September 30, 2022. The average rate paid on money market deposits increased 298 basis points to 3.38% for the nine months ended September 30, 2023 from 0.40% for the nine months ended September 30, 2022. The average rate paid on interest-bearing demand deposits increased 90 basis points to 1.43% for the nine months ended September 30, 2023 from 0.53% for the nine months ended September 30, 2022 primarily due to market competition and the interest rate environment. The average cost of time deposits increased by 221 basis points to 3.58% for the nine months ended September 30, 2023 as compared to 1.37% for the nine months ended September 30, 2022. The decrease in the average balance of interest-bearing demand deposits for the nine months ended September 30, 2023, primarily was the result of depositors looking for higher yielding products and market competition.

The average balance of subordinated debt increased $9.6 million for the nine months ended September 30, 2023, due to an additional $43.9 million issued in late March of 2022 and was fully captured in the nine months ended September 30, 2023.

Net Interest Income

Net interest income increased approximately $9.5 million, or 19.8%, to $58.9 million for the nine months ended September 30, 2023 from $49.4 million for the nine months ended September 30, 2022 despite our net interest-earning assets decreasing $68.5 million to $581.0 million for the nine months ended September 30, 2023 from $649.4 million for the nine months ended September 30, 2022. The interest rate spread decreased by 34 basis points to 3.22% for the nine months ended September 30, 2023 from 3.56% for the nine months ended September 30, 2022, on a tax equivalent basis. The net interest margin increased by 27 basis points from 4.01% for the nine months ended September 30, 2022 to 4.28% for the nine months ended September 30, 2023 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense (6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,640,460	$85,336	6.95%	$1,420,013	$54,900	5.17%
Investment securities:
Taxable	69,260	1,384	2.67%	73,496	1,136	2.07%
Tax-exempt	37,876	1,009	3.56%	38,703	1,008	3.48%
Federal funds and interest-bearing deposits	99,004	3,528	4.76%	121,832	1,241	1.36%
Total interest-earning assets	1,846,600	$91,257	6.61%	1,654,044	$58,285	4.71%
Non-interest-earning assets	62,832			71,361
Total assets	$1,909,432			$1,725,405
Interest-bearing liabilities:
Interest-bearing demand deposits	$78,018	$834	1.43%	$86,836	$345	0.53%
Savings and NOW deposits	50,382	400	1.06%	66,714	122	0.24%
Money market deposits	328,037	8,285	3.38%	252,992	766	0.40%
Time deposits	699,377	18,747	3.58%	511,242	5,236	1.37%
Total interest-bearing deposits	1,155,814	28,266	3.27%	917,784	6,469	0.94%
Federal funds purchased	6,878	274	5.33%	2	—	—
Federal Home Loan Bank advances	30,531	1,105	4.84%	24,011	83	0.46%
Subordinated debt	72,405	2,460	4.54%	62,807	2,108	4.49%
Total interest-bearing liabilities	1,265,628	$32,105	3.39%	1,004,604	$8,660	1.15%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	436,157			531,115
Total liabilities	1,701,785			1,535,719
Stockholders’ Equity	207,647			189,686
Total liabilities and stockholders’ equity	$1,909,432			$1,725,405
Net interest income		$59,152			$49,625
Interest rate spread(2)			3.22%			3.56%
Net interest-earning assets(3)	$580,972			$649,440
Net interest margin(4)			4.28%			4.01%
Average interest-earning assets to average interest-bearing liabilities	145.90%			164.65%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Nine Months Ended
	September 30, 2023 and 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$9,459	$20,977	$30,436
Investment securities:
Taxable	(105)	353	248
Tax-exempt	(29)	30	1
Federal funds and interest-bearing deposits	(418)	2,705	2,287
Total interest-earning assets	8,907	24,065	32,972
Interest-bearing liabilities:
Interest-bearing demand deposits	(61)	550	489
Savings and NOW accounts	(54)	332	278
Money market deposit accounts	288	7,231	7,519
Time deposits	2,509	11,002	13,511
Total deposits	2,682	19,115	21,797
Federal funds purchased	274	—	274
Federal Home Loan Bank advances	31	1,074	1,105
Subordinated debt	328	24	352
Total interest-bearing liabilities	3,315	20,213	23,528
Change in net interest income	$5,592	$3,852	$9,444

Provision for Credit Losses

Management believes that the provision recorded for the period ended September 30, 2023 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

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

The provision for credit losses on loans decreased by $346,000 to a provision for credit losses on loans of $934,000 for the nine months ended September 30, 2023 from a provision for credit losses on loans of $1.3 million for the nine months ended September 30, 2022. Loan originations, which totaled approximately $227.7 million for the nine months ended September 30, 2022 increased $108.0 million to loan originations of $335.7 million for the nine months ended September 30, 2023. The Company did not have any non-performing loans at September 30, 2022 and non-performing loans to gross loans was only 0.02% as of September 30, 2023.

The provision for credit losses on off-balance sheet credit exposure increased by $242,000 for a provision of credit losses on off-balance sheet credit exposure of $1.6 million for the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, there was one loan downgraded to special mention for $16.0 million. Substandard and doubtful loans increased $1.2 million as of September 30, 2023 for a balance of $10.4 million. Of the substandard loans as of September 30, 2023, 79% are connected to the hospitality industry. These loans were initially impacted by the pandemic and were downgraded out of an abundance of caution while cash flows and occupancy levels have continued to increase to pre-pandemic levels. Management does not believe there will be losses associated with these credits. During the nine months ended September 30, 2023, watch list loans, which are considered pass credits, increased $32.7 million. As the rates have risen significantly over the last eighteen months, management believes in taking a proactive approach to risk management in the loan portfolio. While these credits do not represent expected losses, management will take a more active monitoring role to ensure any potential risk is mitigated. During the nine months ended September 30, 2023, there were $331,000 in charge-offs incurred, and recoveries of $14,000 were received.

Non-Interest Income

Non-interest income decreased $996,000, or 26.4%, to $2.8 million for the nine months ended September 30, 2023 from $3.8 million for the nine months ended September 30, 2022. The decrease in non-interest income was primarily due to decreases in mortgage origination and fee income on loan swaps originated in the nine months ended September 30, 2023 compared to the same period in 2022. The Company also recognized operating losses on a new market tax credit equity investments during the year of $176,000. The Company continues to focus on increasing fee income as it strategically benefits our customers.

Non-Interest Expense

Non-interest expense increased $5.6 million, or 19.9%, to $34.0 million for the nine months ended September 30, 2023 from $28.3 million for the nine months ended September 30, 2022 primarily because of increases in salary and employee benefits of $4.1 million and advertising and marketing expenses of $388,000. Salaries and employee benefits expense increased by $4.1 million to $21.1 million for the nine months ended September 30, 2023 from $17.0 million for the nine months ended September 30, 2022 primarily as a result of twenty-eight new employees and the related salary and benefit expenses for these additional employees. Advertising and marketing expenses increased $388,000, or 23.0%, to $2.1 million for the nine months ended September 30, 2023 from $1.7 million for the nine months ended September 30, 2022 due to timing and new initiatives to further enhance the Company's brand. Franchise taxes increased approximately $311,000 to $1.4 million for the nine months ended September 30, 2023 from $1.1 million for the nine months ended September 30, 2022 because of the make up of the Company’s capital as of September 30, 2023 compared to the balance sheet as of September 30, 2022. Offsetting these increases was a decrease in furniture and equipment expenses of $93,000, or 4.4%, to $2.0 million for the nine months ended September 30, 2023 from $2.1 million for the nine months ended September 30, 2022 due to more normalized expense levels for furniture and equipment.

Income Tax Expense

Income tax expense increased $657,000, or 14.7%, to a tax expense of $5.1 million for the nine months ended September 30, 2023 from a tax expense of $4.5 million for the nine months ended September 30, 2022. The increase in federal income tax expense for the nine months ended September 30, 2023 compared to the same period a year ago was driven by the increase in income before income taxes of $3.0 million, to income before income tax of $26.6 million for the nine months ended September 30, 2023 compared to income before income tax expense of $23.6 million for the same period in the prior year. The Company was able to apply and claim a research and development tax credit of approximately $242,000 for its associated work in developing a software platform in 2022. The Company also invests in projects that have tax credit benefits in order to help reduce it's overall tax liability. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $675,000 for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, the Company had an effective income tax expense rate of 19.3%, compared to an effective income tax expense rate of 18.9% for the nine months ended September 30, 2022.

Comparison of Statements of Financial Condition at September 30, 2023 and December 31, 2022

Total Assets

Total assets increased $95.7 million, or 5.0%, to $2.0 billion at September 30, 2023 from $1.93 billion at December 31, 2022. The increase was primarily the result of increases in the loan portfolio of $101.5 million and was offset by a decrease in federal funds sold of $9.4 million as of September 30, 2023.

Investment Securities

Investment securities decreased $9.7 million, or 9.3%, from $104.6 million at December 31, 2022 to $94.9 million at September 30, 2023. The decrease was primarily due to normal paydown of available-for-sale securities, amortization of certain restricted stock securities, and fluctuations in balances of restricted stock held in connection to FHLB advances. At September 30, 2023, our held-to-maturity portion of the securities portfolio, at amortized cost, was $17.6 million, and our available-for-sale portion of the securities portfolio, at fair value, was $56.7 million compared to our held-to-maturity portion of the securities portfolio of $17.6 million and our available-for-sale portion of the securities portfolio of $62.6 million at December 31, 2022.

Net Loans

Net loans increased $101.5 million, or 6.4%, to $1.68 billion at September 30, 2023 from $1.58 billion at December 31, 2022. Residential real estate loans increased $68.5 million, or 17.4%, to $462.9 million at September 30, 2023 from $394.4 million at December 31, 2022. Commercial real estate loans increased by $33.9 million from $700.7 million at December 31, 2022 to $734.6 million at September 30, 2023. Commercial and industrial loans decreased by $23.5 million from $97.4 million at December 31, 2022 to $73.9 million at September 30, 2023. Paycheck Protection Program ("PPP") loans comprised $1.0 million of this portfolio as of September 30, 2023. Construction loans increased $32.9 million to $426.7 million at September 30, 2023 from $393.8 million at December 31, 2022. Consumer loans decreased by $8.7 million from $13.3 million at December 31, 2022 to $4.6 million at September 30, 2023. The $8.7 million decrease in consumer loans is primarily a result of management’s decision to let the indirect lending portfolio amortize off the balance sheet.

Allowance for Credit Losses - Loans

The allowance for credit losses on loans represents an amount that, in our judgment, will be adequate to absorb current and expected losses in the loan portfolio. The provision for credit losses on loans increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of year	$14,114	$11,697
Impact of adopting ASC 326	895	—
Charge-offs:
Commercial and industrial	(325)	—
Consumer	(6)	—
Total charge-offs	(331)	—
Recoveries:
Residential real estate	8	—
Consumer	6	19
Total recoveries	14	19
Net (charge-offs) recoveries	(317)	19
Provision for credit losses - loans	934	2,398
Balance at end of period	$15,626	$14,114
Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.02)%	0.00%
Non-performing loans to allowance for credit losses on loans at end of period	2.08%	0.15%
Allowance for credit losses on loans to gross loans at end of period	0.92%	0.88%

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	September 30,	December 31,
	2023	2022
	(Dollars in thousands)
Loans accruing past 90 days:
Commercial and industrial	$—	$15
Consumer - secured	—	6
Total loans accruing past 90 days	—	21
Non-accrual loans
Commercial and industrial	325	—
Total non-accrual loans	325	—
Total non-performing loans	325	21
Other real estate owned	—	—
Total non-performing assets	$325	$21
Ratios:
Total non-performing loans to gross loans receivable	0.02%	0.00%
Total non-performing loans to total assets	0.02%	0.00%
Total non-performing assets to total assets	0.02%	0.00%

Deposits

Deposits increased $170.3 million, or 11.3% to $1.68 billion at September 30, 2023 from $1.51 billion at December 31, 2022. Our core deposits decreased $20.0 million, or 1.7%, to $1.14 billion at September 30, 2023 from $1.16 billion at December 31, 2022. Non-interest bearing demand deposits decreased $155.8 million, or 28.3%, to $394.9 million at September 30, 2023 from $550.7 million at December 31, 2022. Interest bearing demand deposits decreased $3.7 million, or 4.6%, to $76.4 million at September 30, 2023 from $80.1 million at December 31, 2022. Time deposits increased $95.8 million, or 15.8%, to $704.0 million at September 30, 2023 from $608.1 million at December 31, 2022.  Money market demand deposits increased $238.9 million, or 107.3%, to $461.4 million at September 30, 2023 from $222.5 million at December 31, 2022. The increase in money market deposit accounts and time deposits were primarily the result of the higher rate environment, deposit competition, and customers looking for additional interest-bearing options.

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities. The Company uses wholesale deposits in addition to customer deposits, as funding sources. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB secured advances, other secured borrowings, federal funds purchased, and other short-term unsecured borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. Additional liquidity can be obtained through the Federal Reserve Bank Term Funding Program and discount window. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had no federal funds purchased outstanding and an additional secured borrowing capacity of $560.3 million as of September 30, 2023. Additionally, at September 30, 2023, we had the ability to borrow up to $129.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2023.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2023, cash and cash equivalents totaled $121.2 million. The Company has availability on secured and unsecured lines for an additional $689.3 million. Finally, securities classified as available-for-sale, which provide additional sources of liquidity, totaled $56.7 million at September 30, 2023.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $26.3 million and $22.9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. There were no sales of securities in the nine months ended September 30, 2023 or for nine months ended September 30, 2022. Net cash used in investing activities, which consist primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $102.1 million and $186.2 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Net cash provided by financing activities was $66.4 million and $174.9 for the nine months ended September 30, 2023 and 2022, respectively, which consisted primarily of increases in interest bearing deposits of $326.1 million for the nine months ended September 30, 2023, partially offset by repayments of Federal Home Loan Bank advances of $100.0 million and decreased non-interest bearing deposits of $155.8 million.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2023, totaled $470.8 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

Effects of Inflation. In an effort to combat inflation, the Federal Reserve, through the FOMC, increased rates a total of 5.25% during 2022 and through September 30, 2023, which has had a negative effect on the price of existing securities. As a result of rising interest rates, the Company recorded an accumulated other comprehensive loss on securities available for sale of approximately $10.8 million as of September 30, 2023, compared to recording accumulated other comprehensive loss in the amount of $8.5 million as of December 31, 2022.  This unrealized loss is counter to total equity growth during 2022 and 2023 that had otherwise strong net earnings. Management does not anticipate the unrealized losses to be other than temporary and they do not reflect credit deterioration within the portfolio.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2023, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for September 30, 2023 and December 31, 2022, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2023 and 2022 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2023, the Bank meet all capital adequacy requirements to which each is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023
Total capital (to risk-weighted assets)	$307,451	16.89%	$145,603	≥ 8.0%	$182,004	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$290,273	15.95%	$81,902	≥ 4.5%	$118,303	> 6.5%
Tier 1 capital (to risk-weighted assets)	$290,273	15.95%	$109,203	≥ 6.0%	$145,603	> 8.0%
Tier 1 capital (to average assets)	$290,273	14.97%	$77,560	≥ 4.0%	$96,950	> 5.0%
As of December 31, 2022
Total capital (to risk-weighted assets)	$286,572	16.27%	$140,929	≥ 8.0%	$176,161	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$272,458	15.47%	$79,272	≥ 4.5%	$114,504	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$272,458	15.47%	$105,696	≥ 6.0%	$140,929	≥ 8.0%
Tier 1 capital (to average assets)	$272,538	15.05%	$72,435	≥ 4.0%	$90,544	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2023, we had outstanding loan commitments of $361.8 million and $586,000 in outstanding stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except for per share data)	2023	2022	2023	2022
Net interest margin, fully-taxable equivalent (FTE)
Net interest income (GAAP)	$18,578	$18,096	$58,940	$49,413
FTE adjustment on tax-exempt securities	71	69	212	212
Net interest income (FTE) (non-GAAP)	$18,649	$18,165	59,152	49,625

Average interest earning assets	1,865,607	1,740,998	1,846,600	1,654,044
Net interest margin (GAAP)	3.95%	4.12%	4.27%	3.99%
Net interest margin (FTE) (non-GAAP)	3.97%	4.14%	4.28%	4.01%

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

Our simulation model uses actual data as of September 30, 2023, and dynamically incorporates Board-approved budget assumptions in order to forecast the impact of stress factors. It is important to note that no other changes are made. The purpose of this simulation is so that management and the Board can make informed decisions that enhance our resilience and long-term viability.  In other words, we examine the results of the stress test first to ensure that they are within Board-approved risk tolerance limits and second to determine whether we should make changes to the structure of our earning assets and interest-bearing liabilities.

Finally, as we consider simulation model outputs, we also consider their impact to other risk factors and ultimately to determine whether our capital provides a sufficient cushion to our risk profile.

	Net Interest Income Stress Simulation
	September 30, 2023

Basis Point Change in	Net Interest Income	Year 1 Change
Interest Rates (1)	Year 1 Forecast (2)	From Level
(Dollars in thousands)
+400	$89,054	6.47%
+300	$88,483	5.78%
+200	$87,157	4.20%
+100	$86,028	2.85%
Level	$83,646	—
-100	$81,687	(2.34)%
-200	$80,568	(3.68)%
-300	$81,795	(2.21)%
-400	$81,562	(2.49)%

(1) Interest rate changes are immediate and sustained for the entire 12-month period

(2) Simulation model assumptions are locked for the entire 12-month period.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2023. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no significant effect or impact on internal controls over financial reporting as the Company implemented the current expected credit loss accounting standard.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2023, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the common shares repurchased during the nine months ended September 30, 2023.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	—	$—	—	$2,109
August 1, 2023 - August 31, 2023	—	$—	—	$2,109
September 1, 2023 - September 30, 2023	—	$—	—	$2,109
Total	—	$—	—	$—

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32.0	Section 1350 Certification *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included with Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: November 13, 2023	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)