Form 10-K
period 2023-12-31
MainStreet Bancshares, Inc.
filed 2024-03-20
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market, was $155,925,363. The number of shares of Registrant’s Common Stock outstanding as of March 18, 2024 was 7,614,090.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and such information is incorporated herein by this reference.

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

MainStreet Bancshares, Inc.

MainStreet Bancshares Inc. is a bank holding company incorporated under the laws of the Commonwealth of Virginia whose principal activity is the ownership and management of MainStreet Bank and MainStreet Community Capital, LLC. The Company is authorized to issue 10,000,000 shares of common stock, par value $4.00 per share. Additionally, the Company is authorized to issue 2,000,000 shares of preferred stock, par value $1.00 per share. There were 7,527,415, shares of common stock outstanding and 28,750 shares of 7.50% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock outstanding at December 31, 2023. At that date, there were also outstanding 1,150,000 depositary shares, each representing a 1/40th interest in a share of the Company’s Series A Preferred Stock, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share).

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

MainStreet Bank

MainStreet Bank is a community commercial bank incorporated in and chartered by the Commonwealth of Virginia. The Bank is a member of the Federal Reserve Bank of Richmond, and its deposits are insured by the FDIC. The Bank opened for business on May 26, 2004, and is headquartered in Fairfax, Virginia. We currently operate six Bank branches; located in Herndon, Fairfax, McLean, Clarendon, and Leesburg, Virginia, and one in Washington D.C.

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

Avenu

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced Avenu, a division of MainStreet Bank. Avenu will provide an embedded Banking as a Service (BaaS) solution that connects our partners (fintechs, application developers, money movers, and entrepreneurs) directly and seamlessly to our Software as a Service (SaaS) solution. Our transformational subledger combined with our high-touch compliance training goes beyond the industry standards to ensure that our Fintech partners will prosper. This division of MainStreet Bank will serve money service businesses, payment processers, and other clients who have a need to embed deposit gathering and payment processing in their mobile Apps. This division provides the Bank with valuable low-cost deposits and additional streams of fee income. Our SaaS software program will be deployed in the second quarter of 2024. Additional information can be found in our investor presentations filed quarterly.

MainStreet Community Capital, LLC

In September 2021, the Company created a community development entity (“CDE”) subsidiary, MainStreet Community Capital, LLC, a Virginia limited liability company, to apply for New Market Tax Credit (“NMTC”) allocations from the U.S. Department of Treasury’s Community Development Financial Institutions Fund. To promote development in economically distressed areas, the NMTC program was established under the Community Renewal Tax Relief Act of 2000 to provide tax incentives for capital investment in disadvantaged market areas that have not experienced economic expansion. The program establishes a tax credit for investment in a CDE and ongoing compliance with the program is accomplished through a governing board and an advisory board which maintains accountability to residents and businesses in the aforementioned disadvantaged areas. This CDE will be an intermediary vehicle for the provision of loans and investments in Low-Income Communities (“LICs”). In January 2022, the Community Development Financial Institutions Fund (“CDFI”) of the United States Department of the Treasury certified MainStreet Community Capital, LLC as a registered CDE. In December 2023, MainStreet Community Capital submitted an application to apply for the 2023 NMTC program allocation. Allocation awards are expected to be announced during the fourth quarter of 2024.

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

•	we are permitted to provide less extensive disclosure about our executive compensation arrangements, including recently adopted pay versus performance disclosures; and

•	we are permitted to include less extensive narrative disclosures than required of other reporting companies, particularly with respect to executive compensation.

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

Our Business

As of December 31, 2023, MainStreet Bancshares, Inc. had total consolidated assets of $2.0 billion, total net loans of $1.7 billion, total deposits of $1.7 billion and total stockholders’ equity of $221.5 million, and total tangible equity to total tangible assets was 10.24%. For the years ended December 31, 2023 and 2022, our return on average assets was 1.38% and 1.53%, respectively, and our return on average equity was 12.66% and 13.98%, respectively.

We are focused on growing business relationships and building core deposits, loans and non-interest income. We believe that we have a solid franchise that meets the financial needs of our clients and communities by providing an array of personalized products and services delivered by seasoned banking professionals with decisions made at the local level. We strive to be the leading community bank in our markets.

We believe that our core lending and deposit business segments continue to perform well. For each of the fiscal years ended December 31, 2023 and December 31, 2022, our net charge-offs to average loans were 0.03% and 0.00%, respectively. As of December 31, 2023, we had $1.0 million in non-performing loans and non-performing assets to total assets was  0.05%.

Management believes that the Company is well positioned to build on its core performance to continue to grow profitably. Although we have successfully attracted new associates, providing depth and talent in key positions, additional employees and infrastructure are expected to be needed to manage the increasing customer relationships that would come with sustained growth.

We are a community-oriented financial institution. Our Bank offers a wide range of commercial and consumer loan and deposit products, as well as mortgage services to individuals, and small and medium sized businesses in our market. We seek to be the provider of choice for financial solutions to customers who value exceptional personalized service, local decision making, and modern banking technology. Our business involves attracting deposits from local businesses and individual customers and using these deposits to originate commercial, mortgage, and consumer loans in our market area. We also invest in securities consisting primarily of obligations of U.S. government sponsored entities, municipal obligations, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae, and the subordinated debt of other financial institutions. We also invest in NMTC funds that furthers our mission to provide opportunities to areas in need. The Company is the owner and beneficiary of bank owned life insurance (BOLI) policies on certain current and former Bank employees. These policies generate income and can be liquidated, if necessary, with associated tax costs.

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

According to the U.S. Census Bureau, the Washington, D.C. Metropolitan Statistical area (MSAs) includes three of the wealthiest counties in the United States, as well as six of the top 20 wealthiest counties. Median household income growth projections range from 5% to over 10% through 2029. Overall, the Washington D.C. MSA ranks ninth out of the largest 25 MSAs ranked by population estimates as of 2023 according to the Census Bureau. We expect our strategies to benefit from the continued growth in population and high income of our market area’s residents.

Area	Total Population as of 2024 (Actual)	Population Change 2010-2024	Projected Population Change 2024-2029	Median Household Income 2024	Median Household Income Projected Change 2024-2029	Unemployment Rate as of November 2023	Unemployment Rate as of November 2022
District of Columbia	679,947	-1.39%	1.92%	$98,916	7.28%	4.8%	4.5%
Arlington County	239,054	0.17%	1.77%	134,727	6.37%	2.2%	2.1%
Fairfax County	1,141,875	-0.73%	0.86%	142,822	5.55%	2.5%	2.5%
Loudoun County	442,613	5.14%	6.31%	143,652	5.68%	2.6%	2.5%
Prince William County	496,046	2.87%	4.36%	122,657	5.46%	2.8%	2.8%
United States	336,157,119	1.42%	2.40%	75,874	10.12%	3.5%	3.3%

Source: U.S. Bureau of Labor Statistics, S&P Global Market Intelligence

The Washington, D.C. MSA is a desirable market for a broad range of companies in a variety of industries, including twenty-seven companies from the 2023 Fortune 500 list, and six of the United States’ largest 100 private companies, according to the 2023 Forbes list of largest private companies by revenue. According to the U.S Bureau of Labor Statistics, the Washington, D.C. MSA has a large and diversified economy. The following table provides an in-depth view of the distribution of employment within the Washington, D.C. MSA.

Washington, D.C. MSA Employment by Sector	Employment Sector by Percent
Mining, Lodging, and Construction	4.9%
Manufacturing	1.7%
Trade, Transportation, and Utilities	11.7%
Information	2.4%
Financial Activities	4.5%
Professional and Business Services	23.9%
Education and Health Services	13.6%
Leisure and Hospitality	9.5%
Other Services	5.9%
Government	21.6%

Source: U.S. Bureau of Labor Statistics, Data as of November 2023 Note: Data is not seasonally adjusted

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

Disciplined Credit Culture. We achieve our strong credit quality by adherence to sound underwriting and credit administration standards and by maintaining long-term customer relationships. All credit decisions between $250,000 and $750,000 require concurrence of the Chief Lending Officer and the Chief Credit Officer. Approvals of credits in excess of $750,000 require full consensus of the Officer’s Loan Committee. We maintain an independent loan review team, and senior management is actively involved with any credits requiring special attention.

Capital Position. The Bank exceeds the regulatory guidelines to be classified as “well capitalized.” Our capital position is strong and has consistently grown. At December 31, 2023, the Bank had a tier 1 leverage capital ratio of 14.66%, a common equity tier 1 risk-based capital ratio of 16.22%, a tier 1 risk-based capital ratio of 16.22%, and a total risk-based capital ratio of 17.18%. We believe that our capital position enhances our ability to grow organically because it enables the Bank to continue lending and to remain focused on our customers’ needs. For additional information, see Note 16 of Notes to Consolidated Financial Statements.

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

Commercial Real Estate Lending. We finance owner-occupied and investment commercial real estate. Our underwriting policies and processes focus on the client’s ability to repay the loan as well as an assessment of the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate those risks by carefully underwriting loans of this type and by following appropriate loan-to-value standards. Commercial real estate loans represent the largest segment of the Bank’s loan portfolio. At December 31, 2023, approximately 16.3% of our loan portfolio related to owner occupied commercial real estate loans, and approximately 26.7% of our loan portfolio related to investment commercial real estate.

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

We also stress test the construction lending portfolio based upon the percentage completion method by stressing the as-is and as-completed appraised values. For further details, see stress test methodology in the Management's Discussion and Analysis.

Residential Real Estate Lending. The Bank offers a variety of consumer-oriented residential real estate loans both for purchase and refinancing, most of which are brokered to the secondary market.

Consumer Installment Lending. We offer consumer loans including term loans and overdraft protection.

Credit Policies and Administration. The Bank has adopted a comprehensive lending policy, which includes a well-defined risk tolerance and stringent underwriting standards for all types of loans. Management believes that it employs experienced lending officers, secures appropriate collateral and carefully monitors the financial conditions of its borrowers.

In addition to normal repayment risks, all loans in the Bank’s portfolio are subject to the state of the economy and the related effects on the borrower and/or the real estate market. Generally, longer-term loans have periodic interest rate adjustments and/or call provisions. Senior management monitors the loan portfolio closely to minimize past due loans and swiftly address potential problem loans. In addition to the internal business processes employed in the credit administration area, the Bank engages an outside or independent credit review firm to review the loan portfolio annually. Results of the credit review are used to validate our internal loan ratings and to review independent commentary on specific loans and loan administration activities.

Lending Limit. As of December 31, 2023, our legal lending limit for loans to one borrower was approximately $46.8 million. The Bank “in-house” lending limit is 50% of the legal lending limit for all relationships unless the loan is owner occupied, 1 - 4 family/residential or a government contract line of credit. If owner occupied, 1 - 4 family or a government contractor, the “in-house” lending limit is 90% of the legal lending limit for "Good" rated credits; 85% for "Standard" rated credits and 75% for "Acceptable" rated credits. Our loan policy prescribes a sub-limit to certain borrowers based upon our determination of each borrower’s credit quality. We routinely participate loan amounts in excess of our policy limits to other financial institutions.

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

At December 31, 2023, the held-to-maturity portfolio, which is primarily composed of municipal securities and is carried at amortized cost, totaled $17.3 million. At that date, the available-for-sale portfolio, which is composed of U.S. Treasury securities, collateralized mortgage-backed securities, subordinated debt of other financial institutions and U.S. Government agency securities and is carried at fair value, totaled $59.9 million. For additional information, see Note 3 of Notes to Consolidated Financial Statements.

Subordinated Notes. In April of 2021, the Company completed an issuance and sale of $30 million in fixed-to-floating subordinated notes at an annual fixed interest rate of 3.75% until April 15, 2026. The net proceeds were used to fully call subordinated notes issued in 2016 and to support additional growth for other general business purposes. After April 15, 2026, the notes will have a floating interest rate based on three-month SOFR rate plus 302 basis points (3.02%) (computed on the basis of a 360-day year of twelve 30-day months) from and including April 15, 2026, to the maturity date or any early redemption date. Interest will be paid semi-annually, in arrears, on July 1 and January 1 of each year during the time that the notes remain outstanding through the fixed interest rate period or earlier redemption date. Interest will be paid quarterly, in arrears, on April 15, July 15, October 15 and January 15 throughout the floating interest rate period or earlier redemption date.

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

Consistent with our culture, we worked over the past seven years with a small group of clients in order to understand the risks associated with this business line. We developed an infrastructure to identify, measure, monitor and control the risks associated with FinTechs, providing BaaS, and payment systems in general. We designed and implemented comprehensive legal, strategic, procedural and policy documents to guide business opportunities.

We are designing Avenu to be a comprehensive solution that provides FinTechs with an array of embedded banking services they may offer to their customers in a scalable cloud-based platform. We guide our FinTech partners through the complex maze of banking regulations by integrating compliance and fraud detection throughout the framework of our solution as well as in-person training for FinTech partners' team members. We have developed a live sandbox for our FinTech partners to provide a proof of concept and allow for quick integration and time to market when they are ready to “go-live.”

Our subledger, combined with our high-touch compliance training, goes beyond the industry standards to ensure that our FinTech partners will operate successfully. We believe partnering with FinTechs will provide an opportunity to access untapped markets and will become a fresh source for growth in low-cost deposits and fee income.

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

Environmental, Social, and Governance

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

We have long allowed and even encouraged our employees to telecommute. Approximately 13% of our employees work remotely full-time. All but our relatively lean team of branch staff are eligible to telecommute, and most do so at least a few days a month. These arrangements give us a broader and more diverse pool of applicants in recruiting, and also serve to reduce our employees’ carbon footprint.

In our lending portfolio, we seek opportunities to support energy efficiency and renewable energy.

Social

In 2022, the establishment of MainStreet Community Capital is another business initiative we have taken to support ESG initiatives in our communities. MainStreet Community Capital's focus is to invigorate distressed, low-income communities in the Washington, D.C., metropolitan area by providing capital and other financial services. These investments are intended to spur the creation of quality jobs and services in underserved areas. MainStreet Community Capital has earned its designation as a Community Development Entity (CDE) as defined under the U.S. Treasury Department's Community Development Financial Institution (CDFI) Fund. MainStreet Community Capital has applied to the CDFI Fund for an allocation of the New Markets Tax Credits , and plans to continue to do so annually.

Turning to our staff, as of December 31, 2023, the Company employed 186 full-time employees. None of our employees are represented by a collective bargaining agreement.

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

Seventy-four percent of the Company’s employees self-identify as either female or ethnically diverse (defined as all Equal Employment Opportunity Commission classifications other than white). The Company is proud to have three veterans on its team as well.

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

At the Board level, the Company has seven independent directors, out of a total of ten. The total of ten includes one director who stepped down from management in March 2022 and thus will become an independent director in March 2025. Two of the independent directors self-identify as female, one self-identifies as an African-American male and one self-identifies as a Hispanic male. Three of the independent directors self-identify as white males.

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

Board Size:
Total Number of Directors	10
Gender:	Male	Female		Non-Binary	Gender Undisclosed
Number of directors based on gender identity	8	2		—	—
Number of directors who identify in any of the categories below:
African American or Black	1	—		—	—
Alaskan Native or American Indian	—	—		—	—
Asian	—	—		—	—
Hispanic or Latinx	1	—		—	—
Native Hawaiian or Pacific Islander	—	—		—	—
White	6	2		—	—
Two or More Races or Ethnicities	—	—		—	—
LQBTQ+			—
Undisclosed			—

Title	Ethnically Diverse Female	Ethnically Diverse Male	White Female	White Male
Independent Directors	0.0%	25.0%	25.0%	50.0%
Executives	0.0%	33.0%	0.0%	67.0%
Exec. Vice Pres.	0.0%	11.0%	33.0%	56.0%
Senior Vice Pres.	21.0%	18.0%	14.0%	46.0%
Vice Pres.	26.0%	30.0%	22.0%	22.0%
Asst. Vice Pres.	17.0%	26.0%	48.0%	9.0%
Branch	53.0%	11.0%	26.0%	11.0%
Admin. Support	42.0%	17.0%	18.0%	23.0%
All Employees	32.0%	19.0%	23.0%	26.0%

The Company is focused on equal pay for equal work, and on developing all employees to reach their full potential. The Company realizes that hiring a diverse workforce that is representative of the diversity of the local population also allows us to better serve our marketplace.

Employee Age Diversity
Age Group	20 – 29	30 – 39	40 – 49	50 – 59	60 +
Number of Employees	11	40	53	52	30
Percentage of Total	6%	22%	28%	28%	16%

The age distribution of our employee base is also appropriately diversified.

The age distribution of our employees as denoted by generational categories.

Employees by Generation
Pre Baby Booms	0.5%
Baby Boomers	15.6%
Generation X	43.5%
Millennials	34.4%
Generation Z	6.0%

The gender distribution of our employee base is diversified.

Employees by Gender
Female	54.8%
Male	45.2%

For the fiscal year ended December 31, 2023, we had 48 promotions. These promotions were distributed as follows:

2023 Promotions Diversity
	Ethnically Diverse	White
Female	11	15
Male	13	9

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

Wholesale Deposits.  The Company will refer to brokered deposits as wholesale deposits for the entirety of this filing. The Federal Deposit Insurance Act prohibits an insured depository institution from accepting wholesale deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well-capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and accepts wholesale deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of national and local rate caps set by the FDIC and published on its website.

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

Under applicable federal statute, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the statute establishes five capital categories: well- capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the implementing regulations, in order to be considered well-capitalized, a bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%. In order to be considered adequately capitalized, a bank must have the minimum capital ratios required by the regulatory capital rule described above. Institutions with lower capital ratios are assigned to lower capital categories.  Based on safety and soundness concerns, a bank may be assigned to a lower capital category than would otherwise apply based on its capital ratios. A bank that is not well-capitalized is subject to certain restrictions on wholesale deposits and interest rates on deposits. A bank that is not at least adequately capitalized is subject to numerous additional restrictions, and a guaranty by its holding company is required. A bank with a ratio of tangible equity to total assets of 2.0% or less is subject to the appointment of the FDIC as receiver if its capital level does not improve within 90 days.

As of December 31, 2023, the Bank was in compliance with all regulatory capital standards and qualified as “well-capitalized,”  under the prompt correction action regulations. See Note 16 of Notes to Consolidated Financial Statements.

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

In October 2023, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC issued a final rule to strengthen and modernize the CRA regulations. Under the final rule a bank with assets of at least $600 million as of December 31 in both the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank,” and a bank with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests:  the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. Those regulations are not currently effective, and management has not determined the impact of the new regulations on the Bank.

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

To date, neither the Company nor the Bank has experienced a significant compromise, significant data loss, or material financial losses related to cybersecurity attacks, but its systems and those of its customers and third-party service providers are under constant threat, and it is possible that the Company or the Bank could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expending use of Internet banking, mobile banking, and other technology-based products and services by the Company and the Bank and their customers.

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

Loans and Investments. State commercial banks have authority to originate and purchase any type of loan, including commercial, commercial real estate, residential mortgage or consumer loans. Aggregate loans by a state commercial bank to any single borrower or group of related borrowers are generally limited to 15% of the Bank’s capital stock, surplus and loan loss reserve.

Federal and state laws and regulations limit the Bank’s investment authority. Generally, a state member bank is prohibited from investing in corporate equity securities for its own account other than the equity securities of companies through which the bank conducts its business. Under federal and state regulations, a state member bank may invest in investment securities for its own account up to specified limits depending upon the type of security. “Investment securities” are generally defined as marketable obligations that are rated investment grade and not predominantly speculative in nature.

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

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed” as defined under applicable Federal Reserve requirements. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. If the company does not return to compliance within 180 days, the Federal Reserve may require the financial holding company to divest its depository institution subsidiaries or to cease engaging in any activity that is financial in nature (or incident to such financial activity) or complementary to a financial activity. In order for a financial holding company to commence any new activity permitted by the Bank Holding Company Act or to acquire a company engaged in any new activity permitted by the Bank Holding Company Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. See “Regulation of the Bank-Community Reinvestment Act and Fair Lending Laws.”

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company may result from such an activity.

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

In 2022, the SEC adopted a final rule directing national securities exchanges, including Nasdaq, to establish listing standards requiring listed companies to adopt policies providing for the recovery or “clawback” of excess incentive-based compensation earned by current or former executive officers during the three fiscal years preceding the date the listed company determines an accounting restatement is required. In June 2023, the SEC approved new listing standards for public companies, such as the Company, listed on Nasdaq. The new standards took effect on October 2, 2023, and require listed companies to adopt written clawback policies by December 1, 2023. On November 15, 2023, the Board of Directors of the Company adopted a Policy for Recovery of Erroneously Awarded Compensation (“Clawback Policy”), effective as of October 2, 2023. The Clawback Policy would be triggered by both “Big R” and “little r” restatements and apply to any incentive-based compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure. The Clawback Policy is filed as Exhibit 97.1 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

Dividends, Capital Distributions and Other Payments. There are various legal limitations applicable to the payment of dividends by the Bank to the Company, to the payment of dividends on capital stock and other distributions by the Company, and to the repurchase by the Company of its outstanding shares of capital stock. The Federal Reserve has issued guidance indicating that bank holding companies should generally pay dividends only if the company’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve’s guidance also states that a bank holding company should inform and consult with its regional Federal Reserve Bank in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure.  In addition, under Virginia law, the Company generally may not pay dividends or distributions to holders of common stock if it would be unable to pay its debts as they become due in the ordinary course of business or if its total assets would be less than the sum of its total liabilities plus the amount of the liquidation preference of any class of shares with superior rights than common stock.

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

Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in the conduct of their respective business. The payment of dividends, other capital distributions, or the repurchase of capital stock, depending on the financial condition of the Bank and/or the Company, could be deemed an unsafe or unsound practice.

No insured depository institution may pay a dividend if, after paying the dividend, the institution would be undercapitalized. In addition, as noted above, if the Bank does not maintain the capital conservation buffer required by applicable regulatory capital rules, its ability to pay dividends to the Company will be limited.

Future Regulation. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by federal and state regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and financial institutions or proposals to substantially change the regulatory system. Such initiatives could change banking statutes and our operating environment.  If enacted or adopted, such initiatives could increase or decrease our cost of conducting business, limit or expand our permissible activities, or affect our competitive position. We cannot predict whether any such initiatives will be approved, and, if approved, the effect that they could have on our financial condition or results of operations.

Government Monetary Policies. Our results of operations are influenced by the monetary policies of regulatory authorities. Actions by the Federal Reserve impact market and general economic conditions. Federal Reserve policies can significantly affect market interest rates charged on loans or paid for deposits, as well as employment and inflation rates and investments. Federal Reserve monetary policies have had, and can be expected to continue to have, significant effects on financial institution results of operations.

Federal Securities Laws. The Company’s common stock and depositary shares (each representing a 1/40th interest in a share of 7.50% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock) are registered under Section 12(b) of the Exchange Act, and the Company is subject to the periodic reporting and other requirements of the SEC under Section 12(b) of the Exchange Act and SEC regulations.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, are available at no cost on our website, www.mstreetbank.com, as soon as reasonably practicable after we file, or furnish, such documents with the SEC. The information contained on our website is not part of this Annual Report on Form 10-K, nor incorporated by reference into this or any other SEC filing. Our SEC filings are also available at no cost through the SEC’s website at www.sec.gov.

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

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including construction and residential and commercial mortgage loans. As of December 31, 2023, we had approximately $282.1 million of owner-occupied and $461.8 million of investment commercial real estate loans outstanding, which represented approximately 16.3% and 26.7%, respectively, of our loan portfolio as of December 31, 2023. As of that same date, we had approximately $429.6 million of construction real estate loans and $474.6 million of residential real estate loans, which represented 24.9% and 27.5% respectively.

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

We focus our business development and marketing strategy primarily on small-to-midsized businesses. These businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need additional capital to expand or compete and may experience volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small-to-midsized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small-to-midsized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, this, in turn, could have a material adverse effect on our business, financial condition and results of operations.

The borrowing needs of our customers may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2023, we had $359.4 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

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

We maintain an allowance for credit losses ("ACL"), which includes the allowance for credit losses on loans, at a level we believe is adequate to absorb expected losses in our loan portfolio as of the corresponding balance sheet date. The process to determine the ACL uses models and assumptions that require us to make difficult and complex judgments that are often interrelated. This includes forecasting how borrowers will perform in changing and unprecedented economic conditions. The ability of our borrowers to repay their obligations will likely be impacted by changes in future economic conditions, which in turn could impact the accuracy of our loss forecasts and allowance estimates. There is also the possibility that we have failed or will fail to accurately identify the appropriate economic indicators, to accurately estimate the timing of future changes in economic conditions, or to estimate accurately the impacts of future changes in economic conditions to our borrowers, which similarly could impact the accuracy of our loss forecasts and allowance estimates.

If the models, estimates, and assumptions we use to establish reserves or the judgments we make in extending credit to our borrowers prove inaccurate in predicting future events, we may suffer unexpected losses. The ACL is our best estimate of expected credit losses; however, there is no guarantee that it will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly and quickly. In such an event, we may increase our ACL, which would reduce our earnings. Additionally, to the extent that economic conditions worsen, impacting our consumer and commercial borrowers or underlying collateral, and credit losses are worse than expected, as may be caused by persistent inflation, an economic recession or otherwise, we may increase our provision for credit losses, which could have an adverse effect on our results of operations and could negatively impact our financial condition.

Continuing deterioration in economic conditions, including inflation, a possible recession, higher interest rates, unresolved or new adverse effects of the COVID-19 pandemic, and unanticipated problem loans, may necessitate an increase in our allowance for credit losses. In addition, bank regulatory authorities may require an increase or future charge-offs based on their judgments which may differ from ours.

We may be required to increase our provisions for credit losses and to charge off loans in the future, which increases and charges could materially adversely affect us.

There is no precise method of predicting the timing of loan losses. We can give no assurance that our allowance for credit losses is or will be sufficient to absorb actual loan losses. We maintain an allowance for credit losses on loans, which is a reserve established through a provision for credit losses charged to expense, that represents management’s estimable and observable losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific individually evaluated loans, trends in historical loss experience, delinquency trends, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current and expected future credit risks and future trends, any or all of which may undergo subsequent material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for credit losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses.

In addition, bank regulatory agencies periodically review our allowance for credit losses and may require us to increase the provision for credit losses or to recognize further loan charge-offs, based on judgments that differ from those of management. If loan charge-offs in future periods exceed our allowance for credit losses, we will need to record additional provisions to increase our allowance for credit losses. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for credit losses. Generally, increases in our allowance for credit losses will result in a decrease in net income and stockholders’ equity, and may have a material adverse effect on our financial condition, results of operations and cash flows. Material additions to our allowance could also materially decrease our net income and, possibly, capital, and may have an adverse effect on our business.

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

The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance and future provisions for credit losses and may have a material adverse effect on our financial condition and results of operations.

Effective January 1, 2023, we were required to adopt the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, commonly referred to as “CECL.” Under CECL the allowance for credit losses methodology has been changed from an incurred loss concept to an expected loss concept, which is more dependent on future economic forecasts, assumptions and models than previous accounting standards and could result in increases in, and add volatility to, our allowance for credit losses and future provisions for credit losses. These forecasts, assumptions, and models are inherently uncertain and are based upon management’s reasonable judgments in light of currently available information. As a result, our allowance for credit losses may not be adequate to absorb actual credit losses, and, if not adequate, could materially and adversely affect our financial condition and results of operations.

We are subject to environmental liability risk associated with our lending activities.

In the course of our business, we may foreclose on and take title to real estate. Although we exercise prudent due diligence when making loans, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could cause an adverse effect on our business, financial condition and results of operations.

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

In an attempt to help the overall economy and in response to inflationary pressures, throughout 2022 and 2023 the Federal Reserve increased its targeted Fed Funds rate. The Federal Reserve also announced its intention to take other actions to mitigate growing signs of inflation. As the Federal Reserve continues its mission, overall interest rates have been impacted.

Changes in monetary policy, including rapid changes in interest rates, not only could influence the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (1) our ability to originate loans and obtain deposits; (2) the fair value of our financial assets and liabilities, including our securities portfolio; and (3) the average duration of our interest-earning assets. Interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and interest rate relationships may change across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Higher interest payment obligations could also adversely affect certain borrowers, particularly our floating-rate borrowers. Substantial and prolonged increases in market interest rates could have a material adverse effect on our financial condition and results of operation.

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

Among other sources of funds, we rely heavily on deposits for funds to make loans and provide for our other liquidity needs. However, our loan demand has historically exceeded the rate at which we have been able to build core deposits for which there is substantial competition from a variety of different competitors, so we have relied on interest-sensitive deposits, including wholesale deposits, as sources of funds. Those deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those deposits when they mature, or we may have to pay a higher rate of interest to attract or retain them or to replace them with other deposits or with funds from other sources. Not being able to attract deposits, or to retain or replace them as they mature, would adversely affect our liquidity. Paying higher deposit rates to attract, retain or replace those deposits could have a negative effect on our interest margin and operating results. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operation.

Operational Risks

New lines of business, products, product enhancements or services may subject us to additional risks.

General. From time to time, we implement new lines of business, or offer new products and product enhancements as well as new services within our existing lines of business and we will continue to do so in the future. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In implementing, developing, or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have an adverse impact on our business, financial condition or results of operations.

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

BaaS Software Solutions. In 2021, the Company began development of a proprietary BaaS software solution, Avenu, which provides an embedded banking solution that connects our partners (fintechs, application developers, money movers, and entrepreneurs) directly and seamlessly to our Software as a Service (SaaS) solution. Developing and deploying a software program may add additional risk, including cybersecurity, compliance, financial, and reputational concerns.

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

In addition, our operations rely on the secure processing, storage and transmission of confidential, proprietary and other information on our computer systems, networks. and cloud infrastructure. Although we take protective measures to maintain the confidentiality, integrity, and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software, and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential and proprietary client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

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

Vendor Support Risk. As discussed below, we rely on external vendors to support our operations. We also rely on vendors to provide part of the services we deliver to customers. While we have a vendor management program policy in place and believe we have selected our vendors appropriately, we cannot directly control their employees or their operating environments. A breach or failure of a chosen vendor could have a material adverse impact on our operating environment. Replacing a chosen vendor could also result in a significant delay and expense.

Internet Risk. Our services and technology solutions rely on internet communications. Computers connected to the internet are vulnerable to many types of threats by cyber criminals. Although none of these types of attacks have had a material impact on our business to date, we anticipate that the efforts to attack our systems, and those of our customers and vendors, will grow in complexity and volume. As such, we have developed an incident response plan to coordinate the efforts following the identification of an attack.

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

A cyber-attack or other security incident, including one that results in the theft, loss, manipulation, or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions.

A “deep fake” incident, which involves synthetic media that is created using artificial intelligence to create realistic images, videos, or audio recordings of people that appear to be real but are not. This technology has the potential to be used for malicious purposes, such as spreading misinformation or impersonating individuals.  Deep fakes could have a material impact on the Company in a number of ways, including:

●	Loss of reputation - deep fakes could be used to damage a company's reputation by creating false or misleading content that is attributed to the company,
●	Financial losses - deep fakes could be used to manipulate the stock market by creating false or misleading information about a company's financial performance, and
●	Legal liability - deep fakes could expose companies to legal liability for defamation, copyright infringement, or other claims.

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

Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, cloud computing access, core application processing, statement production and account analysis. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have an adverse effect on our business, financial condition and results of operations.

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

The re-emergence of widespread health emergencies or pandemics, such as coronavirus, could lead to quarantines, business shutdowns, increases in unemployment, labor shortages, disruptions to supply chains, and overall economic instability. Events such as these may become more common in the future and could cause significant damage such as disrupt power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, which could result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

Prior to 2022, it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at historically low levels. As discussed above, rates are fluctuating, and due to a number of factors including changes in monetary policies of the Federal Reserve, will likely continue to fluctuate.

External and Market-Related Risks

Changes in general business, economic and political conditions, especially in our market area, could adversely affect our growth and earnings.

Our success depends, to a certain extent, upon general business economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore our growth and earnings. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, a potential resurgence of economic and political tensions with or between other countries may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers, businesses and overall economic uncertainty may result in changes in spending, borrowing, and saving habits. These economic conditions and other negative developments in the domestic or international credit markets and economies may significantly affect the markets in which we do business. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation began to rise sharply at the beginning of 2022 and remained at an elevated level through the present time. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

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

The results of mainstream media and social media contagion and speculation resulting from externalities could have a broad impact on the banking system and have an adverse effect on us.

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

Our stock price may be negatively impacted by unrelated bank failures and negative customer confidence in financial institutions.

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations; on March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation (the “DFPI”); on March 12, 2023, Signature Bank, New York, New York was closed by the New York State Department of Financial Services; and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the DFPI. In each case the FDIC was appointed receiver for the failed institution. These banks had elevated levels of uninsured deposits, which may be less likely to remain at a bank over time and are a less stable funding source than insured deposits. These failures led to volatility and declines in the market for bank securities and less confidence in financial institutions.

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of their deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management.

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

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. The earnings of the Bank, and therefore the earnings of the Company, are affected by changes in federal and state legislation and actions of various regulatory authorities.

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

We may be named from time to time as a defendant in litigation relating to our business and activities. Litigation may include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self- regulatory agencies regarding our business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

   The Company recognizes the critical importance of identifying, assessing and managing material risks from cybersecurity threats and is committed to implementing and maintaining a comprehensive information security program to manage such risks and safeguard its systems and data.

The Company’s Board of Directors has ultimate oversight of cybersecurity-related risks and it is assisted in this role by the Technology Committee and the Audit & Risk Committee. Processes for identifying, assessing, and managing cybersecurity-related risks are integrated into the Company’s overall enterprise risk management process, which is overseen by the Audit & Risk Committee. The Audit & Risk Committee is responsible for monitoring risks that are being taken by the Company, understanding the enterprise-wide effect of those risks and reporting such risks to the Board. In fulfilling this role, the Technology Committee has primary oversight responsibility over management’s efforts to manage and mitigate cybersecurity-related risk and reviews and approves the Company’s cybersecurity strategy for protecting the Company’s information assets and technology platforms. The Audit & Risk Committee oversees the Company’s Internal Audit Department, which conducts reviews and assessments related to information security. Management provides periodic reports to the Technology Committee and the Audit & Risk Committee, both of which provide reports of their meetings to the full Board. These reports to the Board and its Committees address the threat environment, vulnerability assessments, specific cyber incidents and management’s efforts to monitor, detect and prevent cyber threats.

The Company’s information security program is primarily administered at the management level by the Information Security Department, which is led by the Company’s Chief Information Officer (CIO), and is supported by Chief Information Security Officer (CISO), and the Information Technology Department, which is led by the Company’s Chief Technology Officer (CTO). The Company’s Information Security Department is responsible for day-to-day management of the Company’s information security program, including data loss prevention, access control, threat monitoring, incident response and employee education and training. The Information Security Department also maintains policies related to cybersecurity and data security that provide the required governance for the information security program. Additionally, the Company’s Information Technology Department maintains policies that govern technical aspects of the Company’s information security program. Each policy is reviewed and approved by the Board at least annually. The Information Security team maintains and runs the Company’s security operations center and is responsible for cybersecurity event management and maintaining security tooling. The Company also maintains an Information Technology Management Committee, which is comprised of representatives from the Information Security, Information Technology, Enterprise Risk, Operations, and members of executive management. This committee meets at least quarterly to discuss and review the Company’s information security program and receives qualitative and quantitative update reports from the Information Security Department, Internal Audit Department, and Information Technology Department.

The Company engages third party assessors, consultants and auditors in connection with its information security program, including to conduct external penetration testing, independent audits and risk assessments. The Company also utilizes third party service providers in the ordinary course of business. The Information Security Department performs information security assessments for third party service providers that store or process Company confidential data. These information security assessments include a review of any systems and organization control reports, proof of the vendor’s independent testing of their data protection controls, as well as a review of any exceptions noted and assessment of management responses, results of vulnerability and penetration testing, incident response processes and third party data protection controls (which can include, but is not limited to: access reviews and controls, backups, monitoring, encryption standards and disaster recovery). The review of these areas is taken into account in order to provide an overall information security conclusion and risk rating for the vendor.

As a regulated financial institution, the Company is also subject to financial privacy laws and its cybersecurity practices are subject to oversight by the federal banking agencies. For additional information, see Item 1A – Risk Factors.

Although the Company has not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that materially affected its business strategy, results of operations or financial condition, there can be no guarantee that the Company will not experience such an incident in the future.

Item 2. Properties

As of December 31, 2023, the net book value of our office properties was $11.4 million, and the net book value of our furniture, fixtures and equipment was $2.2 million. The following table sets forth information regarding our offices.

			Net Book Value
	Leased or	Year Acquired	of Real
Location	Owned	or Leased	Property
			(In thousands)
Headquarters:
10089 Fairfax Blvd.
Fairfax, VA 22030	Owned	2010	$7,260

Other Properties:
Herndon Branch
727 Elden Street	Leased	2004	—
Herndon, VA 20170

Operations Center
22980 Shaw Road	Leased	2021	—
Sterling, VA, 20166

McLean Branch
1354 Old Chain Bridge Road	Owned	2014	1,320
McLean, VA 22101

Clarendon Branch
1000 N. Highland Street	Owned	2009	513
Arlington, VA 22201

Leesburg Branch
307 E. Market Street	Owned	2017	2,273
Leesburg, VA 20176

Washington D.C. Branch
1130 Connecticut Avenue, N.W.	Leased	2019	—
Washington , D.C. 20036

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion. See Note 7 of Notes to the December 31, 2023, Consolidated Financial Statements, for additional disclosures related to the Company’s properties.

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

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “MNSB.” At December 31, 2023, the Company had approximately 227 shareholders of record. This total does not reflect shares held in nominee or “street name” accounts through various firms.

Dividends

Holders of our common stock are only entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for dividends. As the Company is a financial holding company and does not engage directly in business activities of a material nature, its ability to pay dividends on its common stock will depend, in large part, upon the receipt of dividends from the Bank. Any future determination relating to our dividend policy will be made by the Board of Directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax and regulatory restrictions, and limitations on the payment of dividends by the Company to its shareholders or by the Bank, and such other factors as the Board of Directors may deem relevant. During the fiscal year ended December 31, 2023, the Company declared and paid four cash dividends.

Holders of the common stock are subject to priority dividend rights of any holders of preferred stock then outstanding. There were 28,750 shares of preferred stock outstanding at December 31, 2023.

A discussion of applicable regulatory restrictions on dividends by the Company and the Bank is provided in Item 1 (“Business”) under “Dividends, Capital Distributions, and Other Payments.”

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance under equity compensation plans, the weighted average price of such securities and the number of securities remaining available for future issuance, as of December 31, 2023.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining and available for future issuance (2)
Plans approved by shareholders	228,300	$—	188,397
Plans not approved by shareholders	—	—	—
Total	228,300	$—	188,397

(1)	Restricted stock shares were not included when calculating the weighted-average exercise price.
(2)

Remaining shares available for issuance include 188,397 shares under the 2019 Equity Incentive Plan (“2019 Plan”). Shares remaining to be issued subsequent to December 31, 2023 under the 2019 Plan can be issued either as a restricted stock grant or upon exercise of stock options.

Unregistered Sales and Issuer Repurchases of Common Stock

Unregistered Sales of Common Stock

Set forth below is information concerning sales of common stock by the Company during the past 3 years that were not registered under the Securities Act.

In 2019, the Board of Directors of the Bank and the Bank’s shareholders approved the MainStreet Bank 2019 Equity Incentive Plan (the “2019 Plan”), to provide officers, other selected employees and directors with additional incentives to promote growth and performance. The terms and conditions of the 2019 Plan were subsequently converted into and deemed to be the terms and conditions of a substantially identical Company incentive compensation plan. To date, a total of 461,603 shares of restricted common stock have been awarded under the 2019 Plan. During 2023, (117,408) shares of restricted common stock vested from shares issued under both the 2019 Plan and the Bank's 2016 Equity Incentive Plan ("2016 Plan"). See Note 18 of Notes to Consolidated Financial Statements. In August 2019, the Company registered with the SEC, on Form S-8, the shares of common stock that would then be issuable under the 2019 Plan. As a result of the stockholders’ approval of the 2019 Plan, no additional awards were made under the 2016 Plan. All awards that were then outstanding under the 2016 Plan remained outstanding in accordance with their terms.

Repurchases of Common Stock

On May 18, 2022, the Company announced that the Board of Directors had authorized a plan to repurchase up to $7.5 million of the Company’s outstanding common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The new stock repurchase program replaces the Company’s previous program. During the year ended December 31, 2023, the Company repurchased 8,000 shares under this plan.

The Company did not repurchase common stock during the fourth quarter of 2023.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	—	$—	—	$4,506
November 1, 2023 - November 30, 2023	—	$—	—	$4,506
December 1, 2023 - December 31, 2023	—	$—	—	$4,506
Total	—		—	$4,506

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the years ended December 31, 2023 and 2022. The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements.

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

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for credit losses, (2) fair value of financial instruments, and (3) derivative financial instruments. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.

Allowance for Credit Losses: On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. See Note 1. Organization, Basis of Presentation, Summary of Significant Accounting Policies, and Impact of Recently Issued Accounting Pronouncements for a more detailed description of methodology and impact of adoption.

Fair Value of Financial Instruments: A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include investment securities available for sale and interest rate loan swaps on qualifying commercial loans. Periodically, the estimation of fair value also affects investment securities held to maturity when it is determined that the Company should record an allowance for credit losses on a security. Fair value determination is also relevant for certain other assets such as other real estate owned, which is recorded at the lower of the recorded balance or fair value, less estimated costs to sell. The determination of fair value also impacts certain other assets that are periodically evaluated for impairment using fair value estimates, including individually evaluated loans.

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

Derivative Financial Instruments: The Bank recognizes derivative financial instruments at fair value as either other assets or other liabilities in the consolidated statement of financial condition. The Bank’s derivative financial instruments include interest rate swaps with certain qualifying commercial loan customers and dealer counterparties. Because the interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported as non-interest income or non-interest expense, as applicable. The Bank’s interest rate swaps with loan customers and dealer counterparties are described more fully in Note 19 in the December 31, 2023, Consolidated Financial Statements.

Selected Financial Data

The following table sets forth summarized historical consolidated financial information for each of the periods indicated. This information should be read together with the accompanying consolidated financial statements included in this Form 10-K. The historical information indicated as of and for the years ended December 31, 2023,and 2022 has been derived from the Company's audited consolidated financial statements for the years ended December 31, 2023, and 2022. Historical results set forth below and elsewhere in this Form 10-K are not necessarily indicative of future performance

	At December 31,
	2023	2022
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,035,432	$1,925,751
Total cash and cash equivalents	114,513	130,600
Total investment securities	77,203	80,273
Loans receivable, net	1,705,137	1,579,950
Bank-owned life insurance	38,318	37,249
Premises and equipment, net	13,944	14,709
Computer software, net of amortization	14,657	9,149
Total deposits	1,686,127	1,512,889
FHLB advances	—	100,000
Federal funds purchased	15,000	—
Subordinated debt	72,642	72,245
Allowance for credit losses on off-balance sheet credit exposure	1,009	—
Total stockholders’ equity	221,517	198,282

	For the year ended December 31,
	2023	2022
	(In thousands)
Selected Operating Data:
Interest income	$124,123	$83,845
Interest expense	48,176	13,836

Net interest income	75,947	70,009
Provision for credit losses	1,642	2,398

Net interest income after provision for credit losses	74,305	67,611
Total non-interest income	3,638	4,834
Total non-interest expenses	45,119	39,057

Income before income taxes	32,824	33,388
Income tax expense	6,239	6,714

Net income	26,585	26,674
Less: Preferred stock dividends	2,156	2,156
Net income available to common shareholders	$24,429	$24,518

Basic and diluted earnings per common share	$3.25	$3.26

	At or For the Years Ended December 31,
	2023	2022
Performance Ratios:
Return on average assets	1.38%	1.53%
Return on average equity	12.66%	13.98%
Interest rate spread	2.95%	3.66%
Net interest margin (1)	4.08%	4.19%
Efficiency ratio (2)	56.69%	52.19%
Non-interest expense to average assets	2.34%	2.24%
Average interest-earning assets to average interest-bearing liabilities	143.43%	164.68%
Per share Data and Shares Outstanding
Earnings per common share (basic and diluted)	$3.25	$3.26
Book value per common share	$25.81	$22.98
Dividends per common share	$0.40	$0.25
Tangible book value per common share	$23.86	$21.75
Market value per common share	$24.81	$27.49
Weighted average common shares (basic and diluted)	7,522,913	7,529,382
Common shares outstanding at end of period	7,527,415	7,442,743
Capital Ratios (Bank)
Common equity tier 1(CET1) capital to risk-weighted assets	16.22%	15.47%
Total risk-based capital to risk-weighted assets	17.18%	16.27%
Tier 1 capital to risk-weighted assets	16.22%	15.47%
Tier 1 capital to average assets	14.66%	15.05%
Asset Quality Ratios
Allowance for credit losses on loans as a percentage of total loans	0.96%	0.88%
Allowance for credit losses on loans as a percentage of non-performing loans	16.44	N/A
Net charge-offs to average outstanding loans during the period	0.03%	0.00%
Non-performing loans as a percentage of total loans	0.06%	0.00%
Non-performing assets as a percentage of total assets	0.05%	0.00%
Other Data:
Common equity / total assets	9.54%	8.88%
Tangible equity / tangible assets	10.24%	9.87%
Average tangible equity to average tangible assets	10.31%	10.66%
Number of offices	6	6
Number of full-time equivalent employees	186	168

(1)	Non-GAAP; refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section “Non-GAAP Measures” of this Form 10-K.
(2)	Efficiency ratio is calculated as non-interest expense as a percentage of net interest income and non-interest income.

Analysis of Results of Operations for the Years Ended December 31, 2023 and 2022

Net Income

The following table sets forth the principal components of net income for the periods indicated.

	For the Year Ended December 31,
	2023	2022	% Change
	(In thousands)
Interest income	$124,123	$83,845	48.04%
Interest expense	48,176	13,836	248.19%
Net interest income	75,947	70,009	8.48%
Provision for credit losses	1,642	2,398	-31.53%
Net interest income after provision	74,305	67,611	9.90%
Non-interest income	3,638	4,834	-24.74%
Non-interest expense	45,119	39,057	15.52%
Net income before income taxes	32,824	33,388	-1.69%
Income tax expense	6,239	6,714	-7.07%
Net income	26,585	26,674	-0.33%
Less: Preferred stock dividends	2,156	2,156	0.00%
Net income available to common shareholders	$24,429	$24,518	-0.36%

Net income for the year ended December 31, 2023, was $26.6 million, a decrease of $0.1 million, or 0.3% compared to $26.7 million earned during the year ended December 31, 2022. The decrease in net income was due to increases in interest expense of $34.3 million and an increase of non-interest expenses of $6.1 million compared to the same period in the prior year. Despite increases in interest expense, net interest income increased $5.9 million, primarily driven by increased volume of loans and increase in interest rates.

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

Net interest income before provision for or recovery of credit losses totaled $75.9 million for the year ended December 31, 2023, compared to $70.0 million for the year ended December 31, 2022. The increase in net interest income was driven by an increase in loan production and increase in interest rates on variable rate credits and loans that repriced during the year ended December 31, 2023.

The net interest margin was 4.08% for the year ended December 31, 2023, compared to 4.19% for the year ended December 31, 2022, on a fully tax equivalent basis. The decrease in net interest margin primarily resulted from an increase of interest expense on our interest bearing liabilities that outpaced the increase in interest income. The primary drivers of increased interest expense came from money market and time deposits. The increase in the federal funds target rate impacted our maturing wholesale deposits that had to reprice in a higher interest rate environment, which increased margin pressure on our loan portfolio and other interest earning assets. Management made efforts to replace these deposits with callable wholesale deposits, allowing more optionality for future rate movements.

The yield for the year ended December 31, 2023 for the loan portfolio was 7.00% compared to 5.47% for the year ended December 31, 2022. The increase primarily reflects the maturity of lower yielding loans and higher yields on new and variable rate loans based on higher interest rates during the year. The Federal Reserve increased its targeted benchmark interest rate to a range of 525 - 550 basis points in 2023, which impacted yields obtained on new loans throughout the year.

For the year ended December 31, 2023, the yield on the taxable investment securities portfolio was 2.67% compared to 2.20% for the year ended December 31, 2022. For the year ended December 31, 2023, the yield on the tax-exempt investment securities portfolio was 3.57% compared to 3.48% for the year ended December 31, 2022. The increase in both categories was primarily due to rates on variable securities increasing with the current rate environment and lower yields on investment securities maturing during the period.

The rate paid on interest bearing deposits increased to 3.61% during the year ended December 31, 2023, from 1.14% during the year ended December 31, 2022. This increase was a result of higher rates paid on all outstanding deposits in conjunction with the increasing rate environment throughout the year.

The rate paid on FHLB borrowings and federal funds purchased for the year ended December 31, 2023 was 4.90% and 5.36%, respectively, compared to the prior year of 1.45% for FHLB borrowings and no interest paid on federal funds purchased.

The following table sets forth the major components of net interest income and the related yields and rates for the year ended December 31, 2023, compared to the year ended December 31, 2022.

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

	For the Year Ended December 31,
	2023			2022
	Average Balance	Interest Income/ Expense (5)	Yield/ Cost (5)	Average Balance	Interest Income/ Expense (5)	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,659,179	$116,184	7.00%	$1,442,716	$78,872	5.47%
Investment securities
Taxable	68,815	1,836	2.67%	72,809	1,603	2.20%
Tax-exempt	37,810	1,348	3.57%	38,528	1,339	3.48%
Federal funds and interest-bearing deposits	103,840	5,038	4.85%	$122,596	2,312	1.89%
Total interest-earning assets	$1,869,644	$124,406	6.65%	1,676,649	$84,126	5.02%
Non-interest-earning assets	62,161			67,380
Total assets	$1,931,805			$1,744,029
Interest-bearing liabilities:
Interest-bearing demand deposits	$83,087	$1,892	2.28%	$85,566	$601	0.70%
Money market deposits	365,815	13,924	3.81%	137,066	1,547	1.13%
Savings and NOW deposits	49,565	546	1.10%	63,401	203	0.32%
Time deposits	702,034	27,003	3.85%	642,918	8,202	1.28%
Total interest-bearing deposits	$1,200,501	$43,365	3.61%	$928,951	$10,553	1.14%
Federal funds purchased	5,583	299	5.36%	2	—	1.59%
Federal Home Loan Bank advances	24,959	1,224	4.90%	23,986	347	1.45%
Subordinated debt	72,455	3,288	4.54%	65,176	2,936	4.50%
Total interest-bearing liabilities	$1,303,498	$48,176	3.70%	$1,018,115	$13,836	1.36%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	418,386			535,075
Total liabilities	$1,721,884			$1,553,190
Stockholders’ Equity	209,921			190,839
Total liabilities and Stockholders’ equity	$1,931,805			$1,744,029
Net interest income		$76,230			$70,290
Interest rate spread (2)			2.95%			3.66%
Net interest-earning assets (3)	$566,146			$658,534
Net interest margin (4)			4.08%			4.19%
Average interest-earning assets to average interest-bearing liabilities	143.43%			164.68%

(1)	Includes loans classified as non-accrual.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
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

	For the Twelve Months Ended
	December 31, 2023 and 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$13,027	$24,285	$37,312
Investment securities	(129)	371	242
Federal funds and interest-bearing deposits	(402)	3,128	2,726
Total interest-bearing assets	$12,496	$27,784	$40,280
Interest-bearing liabilities:
Interest-bearing demand deposits	$(18)	$1,309	$1,291
Money market deposit accounts	5,113	7,264	12,377
Savings and NOW deposits	(53)	396	343
Time deposits	824	17,977	18,801
Total deposits	$5,866	$26,946	$32,812
Federal funds purchased	299	—	299
Federal Home Loan Bank advances	15	862	877
Subordinated debt	326	26	352
Total interest-bearing liabilities	6,506	27,834	34,340
Change in net interest income	$5,990	$(50)	$5,940

Provision for Credit Losses

We establish a provision for credit losses, which is charged to operations, in order to maintain the allowance for credit losses at a level we consider necessary to absorb expected credit losses that are both probable and reasonably estimated at the balance sheet date. In determining the level of the allowance for credit and off-balance sheet losses, we consider past and current loss experience, evaluations of real estate collateral, current and future economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans. The amount of the allowance is based on estimates, and actual losses may vary from such estimates as more information becomes available or economic conditions change.

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for credit losses on loans is assessed on a monthly basis and provisions are made for credit losses on loans as required in order to maintain the allowance. The allowance for off-balance sheet credit is assessed quarterly and provisions are made to maintain the allowance.

The provision for credit losses on loans decreased to a loan loss provision of $1.9 million for the year ended December 31, 2023, compared to the prior year which ended at loan loss provision of $2.4 million. The provision for credit losses on off-balance sheet exposure was a net recovery of $301 from the original establishment of $1.3 million upon the adoption of CECL. The decrease in provision for credit losses on loans was primarily driven by loan growth as well as increasing qualitative factors within our model assumptions for increased levels of past dues and potential weaknesses in underlying collateral for certain asset classes. The recovery of credit losses for off-balance sheet exposure was driven by fluctuations in our revolving credit line utilization rates as of December 31, 2023. Loan originations decreased $152.3 million, which totaled $599.9 million for the year ended December 31, 2022 compared to loan originations of $447.6 million for the year ended December 31, 2023. Non-performing loans were $21,000 at December 31, 2022 and $1.0 million at December 31, 2023.

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

During the year ended December 31, 2023, substandard loans increased $11.7 million for a balance of $21.2 million. During the year ended December 31, 2023, special mention loans increased $19.0 million to $19.0 million. During the year ended December 31, 2023, watch list loans increased $33.7 million to $58.7 million. Management does not believe any significant loss exposure currently exists in these loans. During the year ended December 31, 2023, there was $468,000 in charge-offs recorded and recoveries of $22,000 were received. During the year ended December 31, 2022, there were no charge-offs recorded and recoveries received of $19,000.

Non-Interest Income

Our primary sources of non-interest income are service charges on deposit accounts, such as interchange fees and statement fees, income earned on bank owned life insurance, fees earned from executing interest rate swaps on commercial loans, and gains realized on the sale of the guaranteed portion of Small Business Administration (“SBA”) loans.

The following table presents, for the periods indicated, the major categories of non-interest income:

	For the Year Ended December 31,
	2023	2022	% Change
	(In thousands)
Non-interest income
Deposit account service charges	$2,149	$2,420	-11.20%
Bank owned life insurance income	1,069	1,008	6.05%
Loan swap fee income	—	619	-100.00%
Net gain on called held-to-maturity securities	—	4	-100.00%
Net gain (loss) on sale of loans	—	(168)	-100.00%
Other fee income	420	951	-55.84%
Total non-interest income	$3,638	$4,834	-24.74%

Non-interest income decreased $1.2 million, or 24.7%, to $3.6 million for the year ended December 31, 2023 from $4.8 million for the year ended December 31, 2022. The decrease in non-interest income was primarily due to a decrease in swap fee income and mortgage origination fees decreasing $379,000 for the year ended December 31, 2023. The Company did not recognize any fees on interest rate swaps for commercial loans for the year ended December 31, 2023 down from $619,000 for the year ended December 31, 2022. The Company also recognized $251,000 in planned operating losses in other fee income related to two New Market Tax Credit investments during the year ended December 31, 2023. Bank owned life insurance income increased $61,000 for the year ended December 31, 2023, compared to the year ended December 31, 2022, due to the rising rate environment throughout 2023. The deposit service fees decreased $271,000 for the year ended December 31, 2023, as compared to the same period in 2022, due to a decrease in customer activity.

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

	For the Year Ended December 31,
	2023	2022	% Change
	(In thousands)
Non-interest expense
Salaries and employee benefits	$28,267	$23,801	18.76%
Furniture and equipment expenses	2,787	2,786	0.04%
Advertising and marketing	2,343	2,304	1.69%
Occupancy expenses	1,684	1,471	14.48%
Outside services	2,044	2,075	-1.49%
Franchise tax	1,835	1,430	28.32%
FDIC insurance	1,131	637	77.55%
Data processing	1,328	1,303	1.92%
Administrative expenses	922	872	5.73%
Other operating expenses	2,778	2,378	16.82%
Total non-interest expense	$45,119	$39,057	15.52%

Non-interest expense increased $6.1 million or 15.5% to $45.1 million for the year ended December 31, 2023 from $39.1 million for the year ended December 31, 2022 primarily as a result of increases in salary and employee benefits of $4.5 million, FDIC insurance of $494,000 and Franchise tax of $405,000. Salaries and employee benefits expense increased by $4.5 million to $28.3 million for the year ended December 31, 2023 from $23.8 million for the year ended December 31, 2022 primarily as a result of increasing our personnel team members by 18 employees. FDIC insurance increased $494,000, or 77.6%, to $1.1 million for the year ended December 31, 2023 from $637,000 for the year ended December 31, 2022. While the Company was not included in the special assessment directly related to four bank failures, the FDIC is increasing the reserve ratio within its insurance fund. Franchise tax expense increased $405,000, or 28.3%, to $1.8 million for the year ended December 31, 2023, due to consistent growth of the Company's capital and earnings profile. Many of the non-interest expense categories remained consistent for the year ended December 31, 2023 compared to the year ended December 31, 2022 as management continues to exercise judicious expense controls.

Income Tax Expense

Income tax expense decreased $475,000, or 7.1%, to $6.2 million for the year ended December 31, 2023 from $6.7 million for the year ended December 31, 2022. The decrease in federal income tax expense for the year ended December 31, 2023 compared to the same period a year earlier was driven by continued investments in projects that provide tax credit incentives and further the mission of our community development entity. The Company is able to apply and claim a research and development tax credit for its associated work in developing a software platform. The Company has invested in projects that generate tax credits through the Low Income Housing Tax Credits ("LIHTC") program as well as NMTC projects. As a result of tax regulation, the Company has included assessments in income tax expense for state tax liabilities during 2023. For the year ended December 31, 2023, the Bank had an effective tax rate of 19.0%, compared to effective federal tax rate of 20.1% for the year ended December 31, 2022.

Avenu, a division of MainStreet Bank

Analysis of Results of Operations for the Year Ended December 31, 2023

Net Income

The following table sets forth the principal components of net income (loss) for the Avenu division of MainStreet Bank for the periods indicated. All amounts set forth are included in the Results of Operations for the Year Ended December 31, 2023 and 2022 for MainStreet Bancshares, Inc. unless indicated otherwise.

	For the Year Ended December 31,
	2023	2022	% Change
	(In thousands)
Income Statement
Service charge income	$707	$912	-22.48%
Other income	161	94	71.28%
Income from deposits (1)	2,261	1,097	106.11%
Total income	3,129	2,103	48.79%

Salaries and employee benefits	1,415	1,178	20.12%
Outside services	676	544	24.26%
Compliance expenses	162	209	-22.49%
Other operating expenses	825	605	36.36%
Total expense	3,078	2,536	21.37%
Net income (loss) before taxes	$51	(433)	-111.78%

(1)	Determined by funds transfer pricing of non-interest bearing deposits using the weighted average Effective Fed Funds Rate during fiscal year ended December 31, 2023 and 2022.

For the year ended December 31, 2023, the Avenu division recorded net income of $51,000. As the Company develops the software and ramps up the resources needed to operate a new division, elevated levels of non-interest expenses are anticipated. The Avenu division held $45.0 million in average non-interest bearing deposits which provides tremendous value to the Company, while simultaneously establishing a new division. Avenu is developing a comprehensive hosted BaaS software platform that will provide Fintechs with a subledger integrated within a regulatory compliant framework, easily connectable application programming interfaces ("APIs"), and access to banking payment networks. The Avenu team will deploy the platform in 2024.

Comparison of Statements of Financial Condition at December 31, 2023 and at December 31, 2022

Total Assets

Total assets increased $109.7 million, or 5.7%, to $2.0 billion at December 31, 2023 from $1.9 billion at December 31, 2022. The increase was primarily the result of increases of $127.5 million in gross loans receivable, $5.5 million in computer software, and $2.8 million in accrued interest receivables. These increases were offset by a decrease in available-for-sale securities of $2.7 million and a decrease of $5.0 in other assets, which was primarily impacted by fluctuations in market value of our executed loan swaps.

Investment Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, assist in achieving Community Reinvestment Act (CRA) objectives, and meet regulatory capital and liquidity requirements. Our investment policy is established and reviewed annually by the Board of Directors. We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, time deposits of federally insured institutions, subordinated debt of other financial institutions, equity securities, certain bankers’ acceptances and federal funds.

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

The total investment securities portfolio, including both investment securities available for sale and investment securities held to maturity, was $77.2 million at December 31, 2023, a decrease of $3.1 million compared with December 31, 2022. At December 31, 2023, the investment securities portfolio includes $59.9 million of investment securities available for sale and $17.3 million of investment securities held to maturity compared to $62.6 million of investment securities available for sale and $17.6 million of investment securities held to maturity at December 31, 2022.

The Company did not sell any securities within the investment portfolio for the year ended December 31, 2023 or 2022.

For available-for-sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security, or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value, and the entire loss is recorded in earnings.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2023, are summarized in the following table. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust. The Company does invest in both taxable and non-taxable municipal securities. No material changes occurred in the non-taxable security portfolio for the year ended December 31, 2023.

			More than One Year		More than Five Years		More than
	One Year or Less		through Five Years		through Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Value	Yield (1)
	(Dollars in thousands)
Securities available for sale:
Collateralized Mortgage Securities	$—	—	$—	—	$714	2.49%	$22,732	1.50%	$23,446	$19,515	1.53%
Subordinated Debt	—	—	—	—	9,970	3.89%	—	—	9,970	8,467	3.89%
Municipal Securities
Taxable	—	—	1,000	3.42%	1,425	1.55%	8,224	2.44%	10,649	8,307	2.41%
Tax-exempt	—	—	—	—	1,871	4.41%	20,797	3.41%	22,668	20,742	3.49%
U.S. Government Agencies	—	—	—	—	74	6.79%	2,858	7.21%	2,932	2,897	7.20%

Total	$—	—	$1,000	3.42%	$14,054	3.67%	$54,611	2.67%	$69,665	$59,928	2.88%

Securities held to maturity:
Municipal Securities
Tax-exempt	$319	3.56%	$2,825	3.75%	$5,218	4.00%	$6,413	3.80%	$14,775	$14,673	3.86%
Subordinated Debt	—	—	500	9.08%	2,000	5.38%	—	—	2,500	2,490	6.12%

Total Securities	$319	3.56%	$3,325	4.55%	$7,218	4.38%	$6,413	3.80%	$17,275	$17,163	4.18%

(1)	Yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%

Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

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

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2023. Demand loans, having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	As of December 31, 2023
	Single-Family	Multi-Family	Farmland	Owner Occupied	Non-owner Occupied
	(In thousands)
Amounts due in:
One year or less	$23,826	$92,540	$—	$11,175	$101,916
After one year through two years	16,407	652	—	2,339	16,166
After two years through three years	12,985	1,419	—	10,030	29,756
After three years through five years	45,766	125,852	—	80,483	97,808
After five years through ten years	92,147	49,275	78	168,299	195,719
After ten years through fifteen years	873	1,302	67	8,536	20,410
After fifteen years	11,413	—	—	1,190	—
Total	$203,417	$271,040	$145	$282,052	$461,775

	Construction and Land Development	Commercial and Industrial	Consumer	Total Loan Portfolio Maturities
Amounts due in:	(In thousands)
One year or less	$150,042	$14,558	$1,320	$395,377
After one year through two years	36,728	7,549	1,060	80,901
After two years through three years	31,070	9,723	921	95,904
After three years through five years	67,480	19,772	309	437,470
After five years through ten years	111,732	20,961	—	638,211
After ten years through fifteen years	27,281	280	—	58,749
After fifteen years	5,304	2,572	—	20,479
Total	$429,637	$75,415	$3,610	$1,727,091

The following table sets forth our fixed and adjustable-rate loans at December 31, 2023, that are contractually due after December 31, 2023.

	Due After December 31, 2023
	Fixed	Adjustable
	Rates	Rates	Total
	(In thousands)
Residential real estate:
Single family	$102,189	$101,228	$203,417
Multifamily	184,371	86,669	271,040
Farmland	145	—	145
Commercial real estate:
Owner occupied	162,049	120,003	282,052
Non-owner occupied	151,599	310,176	461,775
Construction and land development	92,055	337,582	429,637
Commercial – non-real estate:
Commercial and industrial	50,393	25,022	75,415
Consumer – non-real estate:
Unsecured	271	—	271
Secured	3,268	71	3,339
Totals	$746,340	$980,751	$1,727,091

The following table shows our loan originations, participations, purchases, sales and repayment activities for the periods indicated.

	Years Ended December 31,
	2023	2022
	(In thousands)
Total loans at beginning of year:	$1,599,592	$1,358,935
Loans originated:
Real estate loans:
Residential real estate:
Single family	63,096	48,488
Multifamily	43,884	78,061
Farmland	—	—
Commercial real estate:
Owner occupied	70,900	71,869
Non-owner occupied	56,385	126,244
Construction and land development	189,132	232,322
Commercial – non-real estate:
Commercial and industrial	23,879	39,977
Consumer – non-real estate:
Unsecured	271	1,984
Secured	81	973
Total loans originated:	447,628	599,918

Loan principal repayments:
Principal repayments	320,129	359,261

Net loan activity	127,499	240,657

Total loans at the end of year	$1,727,091	$1,599,592

Loans, net of unearned income, totaled $1.7 billion at December 31, 2023, an increase of $127.5 million from December 31, 2022. The increase in total loans was primarily driven by growth in the overall loan portfolio, with increases in multifamily residential real estate, as well as in construction and land development credits.

A significant portion of the loan portfolio consists of commercial, construction and commercial real estate loans, primarily made in the Washington, D.C. metropolitan area and secured by real estate or other collateral in that market. Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the Washington, D.C. metropolitan real estate market could have an adverse impact on this portfolio of loans and the Company’s income and financial position. While our basic market area is the Washington, D.C. metropolitan area, the Bank has made loans outside that market area where the applicant is an existing customer, and the nature and quality of such loans was consistent with the Company's lending policies.

The federal banking Agencies issued guidance in 2006 which addresses institutions’ with increased concentrations of commercial real estate (CRE) loans.  The guidance does not establish specific CRE lending limits; rather, it promotes sound risk management practices and appropriate levels of capital that will enable institutions to continue to pursue CRE lending in a safe and sound manner.  In developing this guidance, the Agencies recognized that different types of CRE lending present different levels of risk, and that consideration should be given to the lower risk profiles and historically superior performance of certain types of CRE, such as well-structured multifamily housing finance, when compared to others, such as speculative office space construction. As discussed under “CRE Concentration Assessments,” institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions for risk management purposes. The guidance focuses on those CRE loans for which the cash flow from the real estate is the primary source of repayment rather than loans to a borrower for which real estate collateral is taken as a secondary source of repayment or through an abundance of caution. Thus, for the purposes of the guidance, CRE loans include those loans with risk profiles sensitive to the condition of the general CRE market (for example, market demand, changes in capitalization rates, vacancy rates, or rents). CRE loans are land development and construction loans (including 1- to 4-family residential and commercial construction loans) and other land loans. CRE loans also include loans secured by multifamily property, and nonfarm nonresidential property where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third party, nonaffiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Excluded from the scope of this Guidance are loans secured by nonfarm nonresidential properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property.

As part of their ongoing supervisory monitoring processes, the Agencies use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds the following supervisory criteria may be identified for further supervisory analysis of the level and nature of its CRE concentration risk:

1.	Total reported loans for construction, land development, and other land represent 100 percent or more of the institution’s total risk-based capital; or

2.

Total commercial real estate loans as defined in this guidance represent 300 percent or more of the institution’s total risk-based capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.

The Agencies use the criteria as a preliminary step to identify institutions that may have CRE concentration risk. Because regulatory reports capture a broad range of CRE loans with varying risk characteristics, the supervisory monitoring criteria do not constitute limits on an institution’s lending activity but rather serve as high-level indicators to identify institutions potentially exposed to CRE concentration risk.

The Company holds a concentration in commercial real estate loans. As of December 31, 2023, construction, land development and other land loans represented 137.7% of consolidated risk-based capital. Total commercial real estate loans as defined by the Agency guidance represented 372.5% of consolidated risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio by 55%.

The management team has extensive experience in underwriting commercial real estate loans and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. The Board of Directors has established internal maximum limits on CRE as an asset class overall as well as sub limits within CRE by property class, to better manage and control the exposure to property classes during periods of changing economic conditions. The Board of Directors also has minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

Our risk management process begins with a robust underwriting program. The underwriting and risk rating of all loans is completed by an underwriting team that is independent of the originating lender(s). The underwriting analysis of commercial real estate loans includes pre-origination stress testing utilizing the portfolio stress testing methods to fully understand the potential exposure before we originate the credit. Once originated, each loan receives ongoing quarterly stress tests to evaluate the risk profile over the life of the credit.

We stress test earning assets on a quarterly basis and measure the results against the Bank's risk-based capital. For commercial loans, residential real estate loans, owner-occupied commercial real estate loans and consumer installment loans, we multiply the total outstanding amount for each loan category by our highest quarter historical loss for that category as a surrogate in order to calculate a stressed loss.

For our non-owner occupied commercial real estate loans, we use three separate methodologies in our stress test. If a property fails more than one of the three tests, we extend the test with the highest exposure value and add an additional 10% for selling costs.

•	An immediate and sustained 3.0% increase in interest rates,

•	An immediate and sustained 5.0% increase in vacancy rates, and

•	An immediate and sustained 2.0% change in the capitalization rate, or “cap rate.”

We stress test the construction lending portfolio by applying exponential discounting (using a "k factor" of 2) to each project based upon its percentage of completion. The project is stressed using the as-is and as-complete appraised values and assumes 10% selling costs.

 For all other loans, we utilize the Bank's historic loss rates or if not available, the average loss rates of UBPR Group 4 banks, for bank owned life insurance we utilize default rates from S&P Global ratings, and for securities we obtain an independent fair market value and if it is less than the book value, we subtract the fair market value from the book value to determine the stress loss. For The following table shows the Company's earning assets and the results of the stress test performed for the periods indicated.

	December 31, 2023
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction	$429,637	$(4,606)	(1.07)%
Non-Owner Occupied CRE	732,815	(7,635)	(1.04)%
All Other Loans	564,639	(11,994)	(2.12)%
HTM Loans	17,275	(88)	(0.51)%
AFS Securities	69,665	(7,478)	(10.73)%
Swap Portfolio	—	—	—
Bank Owned Life Insurance	38,318	(39)	(0.10)%
Total	$1,852,349	$(31,840)	(1.72)%

(1) Net tax effective loss at the statutory rate of 21%

	December 31, 2022
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component (2)
Construction	$393,783	$(3,773)	(0.96)%
Non-Owner Occupied CRE	687,978	(7,939)	(1.15)%
All Other Loans	517,831	(11,216)	(2.17)%
Total	$1,599,592	$(22,928)	(1.43)%

(1) Net tax effective loss at the statutory rate of 21%
(2) The Company began stressing all earning assets beginning March 31, 2023.

The total estimated stress test loss is deducted from capital and we recalculate the capital ratios. As shown in the tables below, as of December 31, 2023, and  2022 the post-stress capital ratios well exceed our Board target ratios as well as Agency minimums (with buffer).

December 31, 2023 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	As of December 31, 2023	Post Stress, Low Estimate	Post Stress, High Estimate
Community Bank Leverage Ratio	8.00%	8.50%	14.66%	13.74%	13.59%
Leverage Ratio	5.00%	8.00%	14.66%	13.74%	13.59%
Total Risk-Based Capital	10.00%	11.50%	17.18%	16.17%	16.00%
Tier 1 Risk-Based Capital	8.00%	9.50%	16.22%	15.20%	15.04%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	16.22%	14.79%	14.62%

December 31, 2022 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	As of December 31, 2022	Post Stress, Low Estimate	Post Stress, High Estimate
Community Bank Leverage Ratio	8.00%	8.50%	15.05%	13.63%	13.44%
Leverage Ratio	7.50%	8.00%	15.05%	13.63%	13.44%
Total Risk-Based Capital	10.50%	11.50%	16.27%	14.82%	14.63%
Tier 1 Risk-Based Capital	8.50%	9.50%	15.47%	14.01%	13.82%
Common Equity Tier 1 Risk-Based Capital	7.00%	8.00%	15.47%	14.01%	13.82%

The Company employs an external loan review firm to conduct ongoing reviews of the loan portfolio. During the year ended December 31, 2023, the independent external loan review firm reviewed approximately 55% of the entire portfolio by outstanding dollar balance. The external review did not identify any material underwriting or ongoing portfolio management concerns.

The following two tables break down the December 31, 2023 and December 31, 2022 non-owner occupied CRE portfolio balances by showing the current balance in each sub-category and location. The tables also display very favorable weighted average interest rates and weighted average loan-to-values for both periods. The weighted average occupancy percentages are also broadly favorable for both periods.

December 31, 2023
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$246,153	$7,357	$17,530	$—	$271,040	6.27%	64%	81%
Office:
Mixed use	9,445	2,729	4,395	—	16,569	6.65%	36%	87%
Medical	—	22,428	15,297	499	38,224	5.61%	43%	69%
Office	—	1,892	6,386	—	8,278	6.64%	43%	87%
Office to Residential Conversion	—	—	21,550	—	21,550	9.50%	48%	85%
Hospitality	—	60,530	73,677	—	134,207	6.77%	60%	54%
Retail/Commercial	60,133	42,084	94,400	11,977	208,594	6.06%	44%	80%
Industrial	753	14,007	7,809	6,015	28,584	7.29%	63%	96%
Other	—	—	—	5,769	5,769	6.00%	60%	0%
Total Non-Owner Occupied CRE	316,484	151,027	241,044	24,260	732,815	6.46%	57%	71%
Construction and Land Development
Multifamily	103,608	—	11,060	14,563	129,231	8.44%	62%	N/A
1-4 family	95,764	—	54,947	—	150,711	8.99%	63%	N/A
Office	1,328	—	—	—	1,328	4.85%	79%	N/A
Retail/Commercial	17,798	—	—	—	17,798	9.13%	72%	N/A
Raw land	—	3,690	15,457	8,000	27,147	8.00%	36%	N/A
Hospitality	—	7,070	—	—	7,070	9.50%	63%	N/A
Industrial	25,110	—	1,477	7,458	34,045	7.27%	51%	N/A
Mixed use	9,511	—	15,730	—	25,241	9.17%	68%	N/A
Other	1,757	23,081	12,228	—	37,066	9.00%	54%	N/A
Total Construction and Land Development	254,876	33,841	110,899	30,021	429,637	8.66%	60%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$571,360	$184,868	$351,943	$54,281	$1,162,452	7.39%	60%	N/A

(1)	Loan-to-value is based on maximum potential outstanding at time of origination
(2)	Non-owner occupied includes multifamily call code 1D

December 31, 2022
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$186,774	$7,459	$21,391	—	$215,624	5.36%	74%	86%
Office:
Mixed use	2,473	3,239	7,497	—	13,209	5.74%	66%	77%
Medical	—	22,670	15,840	782	39,292	5.42%	54%	92%
Office	4,585	1,892	8,292	—	14,769	6.75%	52%	73%
Office to Residential Conversion	—	—	21,550	—	21,550	8.50%	52%	85%
Hospitality	—	61,492	82,939	—	144,431	5.56%	61%	57%
Retail/Commercial	40,170	40,498	108,427	12,200	201,295	5.33%	58%	73%
Industrial	11,083	7,202	7,154	6,188	31,627	5.69%	64%	88%
Other	—	—	—	6,181	6,181	6.00%	60%	100%
Total Non-Owner Occupied CRE	245,085	144,452	273,090	25,351	687,978	5.58%	59%	77%
Construction and Land Development
Multifamily	174,208	—	977	3,443	178,628	7.81%	69%	N/A
1-4 family	50,489	4,269	48,744	—	103,502	8.38%	66%	N/A
Office:
Mixed use	6,290	—	—	—	6,290	7.85%	62%	N/A
Medical	—	6,926	—	—	6,926	7.25%	54%	N/A
Office	2,214	—	—	—	2,214	8.00%	27%	N/A
Data center	20,383	—	—	—	20,383	7.25%	54%	N/A
Retail/Commercial	16,425	1,232	—	—	17,657	8.22%	68%	N/A
Raw land	—	3,690	12,690	8,000	24,380	6.97%	33%	N/A
Hospitality	—	1,451	—	—	1,451	8.50%	63%	N/A
Industrial	—	—	864	—	864	4.75%	75%	N/A
Other	7,823	1,528	22,137	—	31,488	7.90%	61%	N/A
Total Construction and Land Development	277,832	19,096	85,412	11,443	393,783	7.92%	65%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$522,917	$163,548	$358,502	$36,794	$1,081,761	6.57%	64%	N/A

(1)	Loan-to-value is based on maximum potential outstanding at time of origination
(2)	Non-owner occupied includes multifamily call code 1D

The Company also underwrites and originates owner-occupied commercial real estate loans. These loans are typically term loans made to support properties that rely upon the operations of the business occupying the property for repayment. The Agencies specifically excluded owner-occupied commercial real estate from their concentration guidance, as the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property.

The following two tables depict a well-diversified portfolio of owner-occupied commercial real estate as of December 31, 2023 and December 31, 2022.  The properties are distributed nicely among the Company's footprint. This loan segment continues to perform very well and is supported by strong loan-to-values (LTVs). The following table sets forth our owner-occupied CRE portfolio by the business industry groups that occupy the properties for the periods indicated.

December 31, 2023
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$17,925	$2,995	$12,186	$5,605	$38,711	5.68%	69%
Administrative and support	—	4,500	4,557	—	9,057	5.49%	56%
Arts and recreation	—	—	37,127	—	37,127	6.14%	62%
Construction services	5,173	4,035	16,278	—	25,486	5.23%	73%
Education services	29,169	—	5,581	—	34,750	5.86%	61%
Health care	4,810	993	16,836	139	22,778	5.43%	76%
Manufacturing	—	—	6,218	—	6,218	5.33%	91%
Religious and other	6,141	8,047	32,305	946	47,439	5.78%	66%
Professional, scientific, tech services	2,908	—	10,474	—	13,382	5.06%	75%
Real estate and rental leasing	—	2,281	1,168	—	3,449	6.55%	62%
Retail trade	894	6,692	25,249	2,670	35,505	5.83%	69%
Wholesale trade	—	184	837	7,129	8,150	5.98%	73%
Total Owner Occupied CRE	$67,020	$29,727	$168,816	$16,489	$282,052	5.73%	68%

December 31, 2022
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$17,715	$3,059	$11,155	$4,310	$36,239	5.34%	71%
Administrative and support	—	1,018	1,393	—	2,411	5.55%	55%
Arts and recreation	—	2,001	37,916	—	39,917	5.96%	65%
Construction services	8,494	—	21,680	—	30,174	5.23%	61%
Education services	—	—	5,736	—	5,736	5.34%	67%
Health care	854	1,024	13,271	143	15,292	5.03%	72%
Manufacturing	—	—	6,525	—	6,525	5.32%	91%
Religious and other	3,627	3,032	31,882	—	38,541	4.87%	6%
Professional, scientific, tech services	2,972	—	11,332	—	14,304	4.96%	75%
Real estate and rental leasing	—	2,661	1,191	—	3,852	5.73%	62%
Retail trade	921	4,915	25,723	2,733	34,292	5.49%	69%
Wholesale trade	—	219	872	—	1,091	5.50%	70%
Total Owner Occupied CRE	$34,583	$17,929	$168,676	$7,186	$228,374	5.40%	68%

The risk profile of real estate properties within our market can vary depending upon location. Therefore, we have disaggregated our stress testing of construction projects further by segmenting the loans into two groupings, those inside a 15-mile radius of Washington, D.C. and those outside that radius. For example, during the 2009 recession, the peak-to-trough drop in property values inside the beltway was less than 10% (CoreLogic, 2019).  The Board determined that loans made inside a 15-mile radius of Washington, D.C. carry less geographic risk than those made outside of that radius.

The graphic below is a geopoint map that depicts all construction loans, non-owner occupied CRE loans, and owner-occupied CRE loans, with a majority of all loan types concentrated within a 15-mile radius of Washington, D.C.

Non-Owner Occupied CRE
Owner-Occupied CRE
Construction
Multi-Family
Mercersburg
Greencastle
Waynesboro
Gettysburg
Hanover
Emmitsburg
Thurmont
Westminster
Hagerstown
Williamsport
Hancock
Cumberland
Green Ridge State Forest
Berkeley Springs
Hedgesville
Paw Paw
Fort Ashby
Martinsburg
Inwood
Romney
Augusta
Capon Bridge
Harpers Ferry
Charles Town
Mt Airy
Owings Mills
Cockeysville
Towson
Abingdon
Aberdeen
Newark
Elkton
Dundalk
Glen Burnie
Pasadena
Chestertown
Centreville
Annapolis
Kent Island
Middleburg
Upper Marlboro
Denton
St Michaels
Easton
Federalsburg
Hurlock
Cambridge
Basye
Mt Jackson
Washington
New Market
Luray
Broadway
Stanley
Culpeper
Quantico
La Plata
Prince Frederick
Shenandoah National Park
Harrisonburg
Massanutten
McGaheysville
Madison
Stafford
Fredericksburg
Locust Grove
King George
Colonial Beach
Lusby
California
Blackwater National Wildlife Refuge
Mardela Springs
Stanardsville
Ruckersville
Orange
Spotsylvania Courthouse
Callaway
St Marys City
Gordonsville
Crozet
Charlottesville
Woodford
Montross
Bowling Green
Zion Crossroads
Warsaw
Tappahannock
Callao
Heathsville
Crisfield
Chesapeake Bay
Tangier Sound
Nellysford
Palmyra
Ruther Glen
Doswell

Asset Quality

The Company’s asset quality remained strong during the year ended December 31, 2023. Nonperforming assets, which includes nonaccrual loans, accruing loans 90 days past due, and other real estate owned totaled $1,004,000 at December 31, 2023, and $21,000 at December 31, 2022.

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

As a percentage of total assets, nonperforming assets were 0.05% at December 31, 2023, compared with 0.00% at December 31, 2022. As of December 31, 2023, the Company had $1.0 million in loans on nonaccrual status.

See Note 1, Organization, Basis of Presentation, and Impact of Recently Issued Accounting Pronouncements and Note 5, Allowance for Credit Losses, in Notes to Consolidated Financial Statements for further information on the Company’s credit grade categories, which are derived from standard regulatory rating definitions.

The following table summarizes asset quality information at December 31, 2023, and December 31, 2022.

	December 31,	December 31,
	2023	2022
	(Dollars in thousands)
Non-accrual loans:
Residential real estate
Single family	$851	$—
Commercial and industrial	149	—
Total non-accrual loans	1,000	—
Loans accruing past 90 days:
Commercial and industrial	—	15
Consumer non real estate - secured	4	6
Total non-performing loans	1,004	21
Total non-performing assets	$1,004	$21
Ratios:
Total non-performing loans to gross loans receivable	0.06%	0.00%
Total non-performing loans to total assets	0.05%	0.00%
Total non-accrual loans to gross loans receivable	0.05%	0.00%

Interest income that would have been recorded for the years ended December 31, 2023 and 2022 had non-accruing loans been current according to their original terms was $133,092 and $0, respectively.

Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

The Company further describes loans that were modified during the year ended December 31, 2023 in Note 5 of Notes to Consolidated Financial Statements.

Analysis and Determination of the Allowance for Credit Loss on Loans. The allowance for credit losses on loans is maintained at a level which, in management’s judgment, is adequate to absorb probable and estimable future credit losses in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific individually evaluated loans, and current and future economic conditions. Allowances for individually evaluated loans are generally determined based on collateral values. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on individually evaluated loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for credit losses on loans which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to individually evaluated loans are charged or credited to the provision for credit losses on loans. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan losses on loan pools, the fair value of the underlying collateral, current and future economic conditions and other qualitative and quantitative factors which could affect potential credit losses. An integral part of their examination process, the Federal Reserve Board will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses.

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by the lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that is not more likely than not they will be required to sell.

The Company adopted ASC 326 and all the subsequent amendments there to effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost, and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior periods amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $1.7 million, net of taxes, as of January 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment includes an increase in allowance for credit losses of $2.2 million and an increase in net deferred tax assets of $506,000.

See Note 1, Organization, Basis of Presentation, and Impact of Recently Issued Accounting Pronouncements and Note 5, Allowance for Credit Losses, in Notes to Consolidated Financial Statements for further information on the Company’s adoption of ASC 326.

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of year	$14,114	$11,697
Current expected credit losses, nonrecurring adoption	895	—
Charge-offs:
Commercial and industrial	(462)	—
Consumer	(6)	—
Total charge-offs	(468)	—
Recoveries:
Residential real estate	7	—
Consumer	15	19
Total recoveries	22	19
Net (charge-offs) recoveries	(446)	19
Provision for credit losses - loans	1,943	2,398
Balance at end of period	$16,506	$14,114
Ratios:
Net charge offs to average loans outstanding	0.03%	0.00%
Allowance for credit losses on loans to non-performing loans at end of period	16.44	N/A
Allowance for credit losses on loans to gross loans at end of period	0.96%	0.88%

The following table summarizes our net charge-off activity by loan segment for the periods indicated.

	At December 31,
	2023				2022
(Dollars in thousands)	Charge-offs	Recoveries	Net charge-offs	Net charge-offs to average loans	Charge-offs	Recoveries	Net charge-offs	Net charge-offs to average loans
Real Estate:
Residential	$—	$7	$7	0.0%	$—	$—	$—	0.0%
Commercial	(462)	—	(462)	(0.5)%	—	—	—	0.0%
Consumer	(6)	15	9	0.1%	(19)	—	(19)	(0.1)%

Total	$(468)	$22	$(446)	(0.0)%	$(19)	$—	$(19)	(0.0)%

At December 31, 2023, our allowance for credit losses on loans represented 0.96% of total loans and we had only $1.0 million in non-performing loans. The allowance for credit losses on loans increased to $16.5 million at December 31, 2023 from $14.1 million at December 31, 2022 as a direct result of adopting the CECL accounting standard and normal credit provisions in conjunction with loan growth throughout the year. There were $446,000 in net loan charge-offs and $19,000 in net loan recoveries during the years ended December 31, 2023 and December 31, 2022, respectively.

Allocation of Allowance for Credit Losses on Loans. The following table sets forth the allowance for credit losses on loans allocated by loan category and the percent of the allowance in each category to the total allocated allowance on credit losses for loans at the dates indicated. The allowance for credit losses on loans allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2023			2022
(Dollars in thousands)	Allowance for Credit Losses - Loans	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Residential Real Estate:
Single family	$1,510	9.1%	11.8%	$1,240	8.8%	11.2%
Multifamily	1,084	6.6%	15.7%	906	6.4%	13.5%
Commercial Real Estate:
Owner occupied	3,393	20.6%	16.3%	2,102	14.9%	14.3%
Non-owner occupied	5,495	33.3%	26.7%	5,057	35.8%	29.5%
Construction and Land Development	3,575	21.7%	24.9%	3,347	23.7%	24.6%
Commercial – Non Real Estate:
Commercial and industrial	1,435	8.7%	4.4%	1,418	10.0%	6.1%
Consumer – Non Real Estate:
Secured	14	0.1%	0.2%	44	0.4%	0.8%

Total	$16,506	100.0%	100.0%	$14,114	100.0%	100.0%

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

Total deposits increased by $173.2 million from December 31, 2022 to December 31, 2023. Wholesale deposits, which are included in the table below, totaled $433.0 million and $355.6 million at December 31, 2023, and December 31, 2022, respectively. The following table presents the Company’s average deposits segregated by major category for the year ended December 31, 2023:

	At December 31,
	2023			2022
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Interest-bearing demand	$83,087	5.12%	2.28%	$85,566	5.85%	0.70%
Money market	365,815	22.56%	3.81%	$137,066	9.37%	1.13%
Savings and NOW	49,565	3.06%	1.10%	$63,401	4.33%	0.32%
Time deposits	702,034	43.29%	3.85%	$642,918	43.94%	1.28%
Interest-bearing deposits	1,200,501	74.03%	3.61%	928,951	63.48%	1.14%

Non-interest bearing demand	421,177	25.97%		534,338	36.52%

Total deposits	$1,621,678	100.00%	2.67%	$1,463,289	100.00%	0.72%

The  pronounced shift from non-interest bearing demand deposits into money market demand and time deposits was driven by market conditions emanating from the large-bank failures in the first half of 2023.  In order for us to maintain the customer relationships, we needed to shift the deposits into accounts where we could provide excess FDIC insurance coverage.  We also gained in money market demand and time deposits as customers brought additional funds into the Company.

The Company uses wholesale deposits as a funding source in addition to customer deposits. Wholesale deposits provide a diversified and stable source of funding during times of market volatility. As of December 31, 2023, the Company had $433.0 million of total wholesale deposit funding sources, an increase of $77.5 million compared to December 31, 2022, which totaled $355.6 million.

Given the interest rate environment and strategic initiatives, the Company replaced maturing lower yielding wholesale CDs with higher market rate CDs. The replacement CDs include call options at our discretion if economic conditions changed. The Company also utilized additional wholesale demand deposits to provide liquidity and more effectively balance our interest rate sensitivity. During the year ended December 31, 2023, total wholesale deposit funding accounted for approximately 33% of our interest expense.

The following table presents the Company's total wholesale deposit composition, concentrations, current rate and remaining duration, if applicable as of December 31, 2023.

	As of December 31,
	2023				2022
(Dollars in thousands)
Wholesale Money Market Deposits Accounts (MMDA)		Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)		Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)
Wholesale MMDAs	$120,536	27.8%	5.75%	N/A	$31,036	8.7%	4.36%	N/A

Wholesale Time Deposits
CDARS one-way	—	—	—	—	240	0.1%	2.77%	12
Listing Service CDs (1)	34,481	8.0%	4.86%	5	37,985	10.7%	1.54%	9
Wholesale CDs:
Term	148,906	34.4%	4.32%	7	286,293	79.4%	1.69%	7
Term with Call Option (2)	129,083	29.8%	5.22%	30	—	—	—	—
Total Wholesale CDs	277,989				286,293

Total wholesale deposits	$433,006	100.0%			$355,554	100.0%

(1)	Listing service CDs are excluded from being classified as wholesale deposits, per FDIC call report instructions
(2)	Average weighted call date is April 2024

Regulatory Defined Wholesale Deposits

Each quarter the Bank files a bank call report with the FDIC, which has a specific way it defines wholesale brokered deposits. As of December 31, 2023, the Company had $398.5 million of wholesale deposits outstanding, as defined by FDIC, an increase of $81 million from December 31, 2022. In addition, pursuant to rule 12 CFR 337.6(e), well-capitalized and well-rated institutions are not required to treat reciprocal deposits as wholesale deposits up to the lesser of 20 percent of their total liabilities or $5 billion. Reciprocal core deposits exceeding this threshold must be reported additionally as wholesale deposits for call report purposes only. As of December 31, 2023, the Company additionally reported $176.3 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $574.8 million as of December 31, 2023. As of December 31, 2023, all of the Company's reciprocal deposits were core deposits from customers who placed their deposits in the reciprocal network for additional FDIC insurance coverage.

At December 31, 2023, the Company had $387.8 million in total deposits in excess of the FDIC insurance limit of $250,000.

Certificates of deposit in amounts in excess of the FDIC insurance limit of $250,000 totaled approximately $99.9 million. The following table sets forth the maturity of these certificates as of December 31, 2023.

December 31, 2023
(In thousands)
Maturity period:
Three months or less	$22,824
Over three through six months	9,461
Over six through twelve months	38,848
Over twelve months through three years	28,762
Over three years	—
Total	$99,895

The following table sets forth all of our time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2023	2022
	(In thousands)
Interest Rate Range:
0.01 – 0.99%	$6,354	$260,427
1.00 – 1.99%	71,544	94,188
2.00 – 2.99%	74,245	129,629
3.00 – 3.99%	40,392	119,059
4.00 – 4.99%	123,178	4,838
5.00 and greater	380,623	—
Total	$696,336	$608,141

The following table sets forth by interest rate ranges information concerning the maturities of our certificates of deposit as of December 31, 2023.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate Range:
0.01 – 0.99%	$5,766	$587	$1	$—	$6,354	0.9%
1.00 – 1.99%	4,009	67,535	—	—	71,544	10.3%
2.00 – 2.99%	73,205	1,039	1	—	74,245	10.7%
3.00 – 3.99%	37,562	2,330	500	—	40,392	5.8%
4.00 – 4.99%	121,832	1,056	290	—	123,178	17.7%
5.00 and greater	221,328	40,766	43,698	74,831	380,623	54.7%
Total	$463,702	$113,313	$44,490	$74,831	$696,336	100.0%

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

At December 31, 2023 and 2022, we were permitted to borrow up to an aggregate total of $504.8 million and $465.0 million, respectively, from the Federal Home Loan Bank of Richmond. There were Federal Home Loan Bank borrowings outstanding of $0 and $100.0 million at December 31, 2023, and December 31, 2022, respectively. Additionally, we had credit availability of $114.0 million with correspondent banks for short-term liquidity needs, if necessary. Borrowings were $15.0 million and $0 outstanding at December 31, 2023 and 2022, respectively, under this facility.

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

The asset portion of the balance sheet provides liquidity primarily through unencumbered debt securities available for sale, loan principal and interest payments, maturities and prepayments of investment securities held to maturity and, to a lesser extent, sales of investment debt securities available for sale. Other short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks, are additional sources of liquidity.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts and through FHLB and other borrowings. Wholesale deposits, federal funds purchased, and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are used as necessary to fund asset growth and meet short-term liquidity needs.

In addition to the Company’s financial performance and condition, liquidity may be impacted by the Company’s structure as a bank holding company that is a separate legal entity from the Bank. The Company requires cash for various operating needs that could include payment of dividends to its stockholders, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Company is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Any future dividends must be set forth in the Company's capital plans before any dividends can be paid.

The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management is rated by an independent rating agency annually and is provided with independent current outlook for the Company.

The Board of Director's and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2023.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2023, cash and cash equivalents totaled $114.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $59.9 million at December 31, 2023.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $31.6 million and $33.5 million for the twelve months ended December 31, 2023, and December 31, 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $130.7 million and $228.7 million for the twelve months ended December 31, 2023, and December 31, 2022, respectively. There were no sales of available-for-sale debt securities in 2023 or 2022. Net cash provided by financing activities was $83.0 million and $232.6 million for the twelve months ended December 31, 2023 and 2022, respectively, which consisted primarily of increases in interest bearing deposits and federal funds purchased for the twelve months ended December 31, 2023. There were repayments of $100.0 million to the Federal Home Loan Bank for year ended 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2023, totaled $463.7 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds in the normal course of business, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2023 and 2022 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2023 and 2022, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Common Equity Tier 1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual regulatory capital amounts and ratios as of December 31, 2023 and 2022 are presented in the table below.

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total capital (to risk-weighted assets)	$312,069	17.18%	$145,300	≥ 8.0%	$181,625	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$294,553	16.22%	$81,731	≥ 4.5%	$118,056	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$294,553	16.22%	$108,975	≥ 6.0%	$145,300	≥ 8.0%
Tier 1 capital (to average assets)	$294,553	14.66%	$80,375	≥ 4.0%	$100,469	≥ 5.0%
As of December 31, 2022
Total capital (to risk-weighted assets)	$286,572	16.27%	$140,929	≥ 8.0%	$176,161	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$272,458	15.47%	$79,272	≥ 4.5%	$114,504	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$272,458	15.47%	$105,696	≥ 6.0%	$140,929	≥ 8.0%
Tier 1 capital (to average assets)	$272,458	15.05%	$72,435	≥ 4.0%	$90,544	≥ 5.0%

Non-GAAP Measures

In reporting the results of December 31, 2023, the Company has provided supplemental performance measures on an operating basis. These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company uses the non-GAAP measures discussed herein in its analysis of the Company’s performance.

Net interest margin on a fully tax equivalent (FTE) basis, provides valuable additional insight into the net interest margin and the impact that investments in tax-exempt securities have on our financial metrics. The entire FTE adjustment is attributable to the interest tax effect on tax-exempt securities, using the statutory federal income tax rate of 21%.

The Company believes that tangible common stockholders' equity, excluding intangible assets, is a meaningful supplement to GAAP financial measures and useful to investors because it provides an additional measure to calculate the book value of our common shares by removing the value of a subjective portion of our balance sheet.

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31,

	For the year ended December 31,
(Dollars in thousands)	2023	2022
Net interest margin (FTE)
Net interest income (GAAP)	$75,947	$70,009
FTE adjustment on tax-exempt securities	283	281
Net interest income (FTE) (non-GAAP)	76,230	70,290

Average interest earning assets	$1,869,644	1,676,649
Net interest margin (GAAP)	4.06%	4.18%
Net interest margin (FTE) (non-GAAP)	4.08%	4.19%

Stockholders' equity, adjusted
Total stockholders' equity (GAAP)	$221,517	$198,282
Less: preferred stock	(27,263)	(27,263)
Total common stockholders' equity (GAAP)	194,254	171,019
Less: intangible assets	14,657	9,149
Tangible common stockholders' equity (non-GAAP)	179,597	161,870

Shares outstanding	7,527,415	7,442,743
Tangible book value per common share (non-GAAP)	$23.86	$21.75

Yield on earning assets (FTE)
Total interest income	124,123	83,845
FTE adjustment on tax-exempt securities	283	281
Total interest income (FTE) (non-GAAP)	124,406	84,126

Average interest earning assets	1,869,644	1,676,649
Yield on earning assets (GAAP)	6.64%	5.00%
Yield on earning assets (FTE) (non-GAAP)	6.65%	5.02%

Net interest spread (FTE)
Yield on earning assets (GAAP)	6.64%	5.00%
Yield on earning assets (FTE) (non-GAAP)	6.65%	5.02%

Yield on interest-bearing liabilities	3.70%	1.36%
Net interest spread (GAAP)	2.94%	3.64%
Net interest spread (FTE) (non-GAAP)	2.95%	3.66%

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

The table below sets forth, as of December 31, 2023, the calculation of the estimated changes in our net interest income that would result from changes in market interest rates over one year if we take no action from our current plan.

Basis Point Change in	Net Interest Income	Year 1 Change
Interest Rates	Year 1 Forecast	From Level
(Dollars in thousands)
+400	$92,535	13.39%
+300	$90,605	11.03%
+200	$87,899	7.71%
+100	$85,257	4.47%
Level	$81,606	—
-100	$79,000	-3.19%
-200	$77,003	-5.64%
-300	$77,484	-5.05%
-400	$77,651	-4.85%

Economic Value of Equity (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2023.

		Estimated Increase		EVE as a Percentage of Fair
		(Decrease) EVE		Value of Assets(3)
Basis Point					Increase
Change in	Estimated			EVE	(Decrease)
Interest Rates(1)	EVE(2)	Amount	Percent	Ratio(4)	Basis Points
(Dollars in thousands)
+400	$294,780	$(27,244)	(8.46)%	(1.56)%	(25)
+300	$310,606	$(11,418)	(3.55)%	1.54%	25
+200	$320,330	$(1,693)	(0.53)%	2.75%	44
+100	$324,404	$2,381	0.74%	2.29%	36
Level	$322,023	$—	—	—	—
-100	$310,856	$(11,168)	(3.47)%	(4.72)%	(75)
-200	$298,600	$(23,424)	(7.27)%	(9.72)%	(155)
-300	$285,318	$(36,705)	(11.40)%	(15.01)%	(239)
-400	$270,550	$(51,473)	(15.98)%	(20.67)%	(329)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less fair value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

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

Management believes the most significant potential impact of inflation on financial results is a direct result of the Company’s ability to manage the impact of changes in interest rates. Management attempts to maintain a balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing interest rates and is one of many factors considered in determining the Company’s interest rate positioning. The Company is asset sensitive as of December 31, 2023. Refer to the Net Interest Income Sensitivity table for additional details on the Company’s interest rate sensitivity.

The Bank also uses derivative financial instruments to manage risk to the Bank associated with changing interest rates, and to assist customers with their risk management objectives. The Bank enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Bank receives a floating rate thus allowing the Bank another tool to further manage the interest rate risk for certain products. These back-to-back loan swaps qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” in the Consolidated Statement of Financial Condition.

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

MainStreet Bancshares, Inc.

Fairfax, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of MainStreet Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for the allowance for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, including all related amendments.

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

Owings Mills, Maryland

March 20, 2024

Item 8 – Financial Statements and Supplementary Data

Consolidated Financial Statements

Consolidated Statements of Financial Condition as of December 31, 2023 and December 31, 2022 (Dollars in thousands, except per share data)

	At December 31, 2023	At December 31, 2022
Assets
Cash and due from banks	$53,581	$48,931
Federal funds sold	60,932	81,669
Cash and cash equivalents	114,513	130,600
Investment securities available-for-sale, at fair value	59,928	62,631
Investment securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0, respectively.	17,275	17,642
Restricted securities, at amortized cost	24,356	24,325
Loans, net of allowance for credit losses of $16,506 and $14,114, respectively	1,705,137	1,579,950
Premises and equipment, net	13,944	14,709
Accrued interest and other receivables	12,390	9,581
Computer software, net of amortization	14,657	9,149
Bank owned life insurance	38,318	37,249
Other assets	34,914	39,915
Total Assets	$2,035,432	$1,925,751
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$364,606	$550,690
Interest bearing demand deposits	137,128	80,099
Savings and NOW deposits	45,878	51,419
Money market deposits	442,179	222,540
Time deposits	696,336	608,141
Total deposits	1,686,127	1,512,889
Federal funds purchased	15,000	—
Federal Home Loan Bank advances	—	100,000
Subordinated debt, net	72,642	72,245
Allowance for credit losses on off-balance sheet credit exposure	1,009	—
Other liabilities	39,137	42,335
Total Liabilities	1,813,915	1,727,469
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized non-cumulative perpetual; 28,750 issued and outstanding as of December 31, 2023 and December 31, 2022	27,263	27,263
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 7,527,415 shares (including 228,300 nonvested shares) for December 31, 2023 and 7,442,743 shares (including 259,036 nonvested shares) for December 31, 2022	29,198	28,736
Capital surplus	65,985	63,999
Retained earnings	106,549	86,830
Accumulated other comprehensive income (loss)	(7,478)	(8,546)
Total Stockholders’ Equity	221,517	198,282
Total Liabilities and Stockholders’ Equity	$2,035,432	$1,925,751

See Notes to the Consolidated Financial Statements

Consolidated Statements of Income for the Years Ended December 31, 2023 and 2022 (Dollars in thousands, except per share data).

	For the Year Ended December 31,
	2023	2022
Interest Income
Interest and fees on loans	$116,184	$78,872
Interest and dividends on investments securities
U.S. government agencies and corporations	—	37
Mortgage-backed securities	395	438
Tax-exempt obligations of states and political subdivisions	1,065	1,058
Taxable obligations of states and political subdivisions	256	254
Other	1,185	874
Interest on federal funds sold	5,038	2,312
Total Interest Income	124,123	83,845
Interest Expense
Interest on interest bearing DDA deposits	1,892	601
Interest on savings and NOW deposits	546	203
Interest on money market deposits	13,924	1,547
Interest on time deposits	27,003	8,202
Interest on federal fund purchases	299	—
Interest on Federal Home Loan Bank advances	1,224	347
Interest on subordinated debt	3,288	2,936
Total Interest Expense	48,176	13,836
Net Interest Income	75,947	70,009
Provision For Credit Losses - Loans	1,943	2,398
Recovery of Credit Losses - Off-Balance Sheet Credit Exposure	(301)	—
Net interest income after provision for (recovery of) credit losses	74,305	67,611
Non-Interest Income
Deposit account service charges	2,149	2,420
Bank owned life insurance income	1,069	1,008
Loan swap fee income	—	619
Net gain on held-to-maturity securities	—	4
Net loss on sale of loans	—	(168)
Other fee income	420	951
Total Non-Interest Income	3,638	4,834
Non-Interest Expense
Salaries and employee benefits	28,267	23,801
Furniture and equipment expenses	2,787	2,786
Advertising and marketing	2,343	2,304
Occupancy expenses	1,684	1,471
Outside services	2,044	2,075
Franchise tax	1,835	1,430
FDIC insurance	1,131	637
Data processing	1,328	1,303
Administrative expenses	922	872
Other real estate expenses, net	—	38
Other operating expenses	2,778	2,340
Total Non-Interest Expense	45,119	39,057
Income before income taxes	32,824	33,388
Income Tax Expense	6,239	6,714
Net Income	$26,585	$26,674
Preferred Stock Dividends	2,156	2,156
Net Income available to common shareholders	$24,429	$24,518
Earnings per common share:
Basic	$3.25	$3.26
Diluted	$3.25	$3.26

See Notes to the Consolidated Financial Statements

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023 and 2022 (Dollars in thousands)

	For the Year Ended December 31,
	2023	2022
Comprehensive Income, net of taxes
Net Income	$26,585	$26,674
Other comprehensive gain (loss), net of tax expense (benefit):
Unrealized gains (losses) on available for sale securities arising during the period (net of tax expense (benefit), $309 and ($2.6 million), respectively)	1,062	(8,759)
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $2 and $4, respectively)	6	16
Other comprehensive gain (loss)	1,068	(8,743)
Comprehensive Income	$27,653	$17,931

See Notes to the Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023 and 2022 (Dollars in thousands).

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2022	$27,263	$28,736	$63,999	$86,830	$(8,546)	$198,282
Cumulative change in accounting principle (Note 3)	—	—	—	(1,699)	—	(1,699)
Vesting of restricted stock	—	470	(470)	—	—	—
Stock based compensation expense	—	—	2,491	—	—	2,491
Common stock repurchased	—	(8)	(35)	—	—	(43)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(2,156)	—	(2,156)
Dividends on common stock - ($0.40 per share)	—	—	—	(3,011)	—	(3,011)
Net income	—	—	—	26,585	—	26,585
Other comprehensive gain	—	—	—	—	1,068	1,068
Balance, December 31, 2023	$27,263	$29,198	$65,985	$106,549	$(7,478)	$221,517

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$27,263	$29,466	$67,668	$64,194	$197	$188,788
Vesting of restricted stock	—	407	(407)	—	—	—
Stock based compensation expense	—	—	2,519	—	—	2,519
Common stock repurchased	—	(1,137)	(5,781)	—	—	(6,918)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(2,156)	—	(2,156)
Dividends on common stock - ($0.25 per share)	—	—	—	(1,882)	—	(1,882)
Net income	—	—	—	26,674	—	26,674
Other comprehensive loss	—	—	—	—	(8,743)	(8,743)
Balance, December 31, 2022	$27,263	$28,736	$63,999	$86,830	$(8,546)	$198,282

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows (Dollars in thousands)

Year Ended December 31,	2023	2022
Cash Flows from Operating Activities
Net income	$26,585	$26,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	2,268	2,083
Amortization of right-of-use assets	477	496
Deferred income tax benefit	(191)	(894)
Loss on sale of other real estate owned	—	4
Loss on valuation of other real estate owned	—	70
Loss on loans held for sale	—	168
Loss on New Market Tax Credit investment operations	251	—
Gain on disposal of premises and equipment	(129)	—
Gain on called held-to-maturity securities	—	(4)
Provision for credit losses, net	1,642	2,398
Stock based compensation expense	2,491	2,519
Income from bank owned life insurance	(1,069)	(1,008)
Subordinated debt amortization expense	397	328
Change in:
Accrued interest receivable and other receivables	(2,803)	(1,861)
Other assets	4,912	(22,407)
Other liabilities	(3,198)	24,978
Net cash provided by operating activities	31,633	33,544
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	3,696	6,634
Maturities, sales, called, refunded	—	245,000
Purchases	—	(226,215)
Activity in held-to-maturity securities:
Maturities, called, refunded	265	2,595
Purchases of equity securities	(4,174)	(3,916)
Purchases of restricted investment in bank stock	(7,059)	(9,123)
Redemption of restricted investment in bank stock	10,425	4,125
Net increase in loan portfolio	(128,025)	(240,756)
Proceeds from sale of other real estate owned	—	701
Proceeds from sale of premises and equipment	129	—
Purchases of premises and equipment	(497)	(1,125)
Computer software developed	(5,508)	(6,656)
Net cash used in investing activities	(130,748)	(228,736)
Cash Flows from Financing Activities
Net increase (decrease) in non-interest deposits	(186,084)	20,012
Net increase in interest bearing demand, savings, and time deposits	359,322	80,914
Net increase (decrease) in Federal Home Loan Bank advances	(100,000)	100,000
Net increase in federal funds purchased	15,000	—
Net increase in subordinated debt	—	42,623
Repurchase of common stock	(43)	(6,918)
Cash dividends paid on preferred stock	(2,156)	(2,156)
Cash dividends paid on common stock	(3,011)	(1,882)
Net cash provided by financing activities	83,028	232,593
Increase (decrease) in Cash and Cash Equivalents	(16,087)	37,401
Cash and Cash Equivalents, beginning of period	130,600	93,199
Cash and Cash Equivalents, end of period	$114,513	$130,600
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$45,534	$12,639
Cash paid during the period for income taxes	$7,280	$6,381
Transfers from loans receivable to loans held for sale, at carrying value	$—	$715
Net unrealized gain (loss) on securities available-for-sale	$1,371	$(11,373)

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

We were approved to list shares of our common stock on the Nasdaq Capital Market under our current symbol “MNSB” as of April 22, 2019. We were approved to list depositary shares of preferred stock on the Nasdaq Capital Market on the symbol “MNSBP” as of September 16, 2020. Each depositary share represents a 1/40th interest in a share of 7.50% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock.

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

Cash and cash equivalents – For the purpose of presentation in the Consolidated Statements of Cash Flows, the Bank has defined cash and cash equivalents as those amounts included in the statement of financial condition captions “Cash and due from banks” and “Federal funds sold.”

Investment securities – The Bank’s investment debt securities are classified as either held to maturity, available for sale or trading. At December 31, 2023 and December 31, 2022, the Bank held approximately $17.3 million and $17.6 million, respectively, in securities classified as held to maturity. The Bank held no securities classified as trading.

Debt securities which are not classified as held to maturity or trading are classified as securities available for sale (AFS). Debt securities available for sale are reported at fair value. Any unrealized gain or loss, net of applicable income taxes, is reported as a separate addition to or reduction from stockholders’ equity. Gains and losses arising from the sale of debt securities available for sale are recognized based on the specific identification method on a trade-date basis and included in results of operations.

Debt securities held to maturity includes securities purchased with the ability and positive intent to hold to maturity. Debt securities are stated at historical cost adjusted for amortization of premiums and accretion of discount, and net of any allowance for credit losses. The Company measures expected credit losses on held-to-maturity (HTM) securities on a collective basis by major security type and credit ratings. Accrued interest receivable on these securities are excluded from the estimate of credit losses. For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis using security-level credit ratings. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The adoption of CECL had an insignificant impact on the Company's held-to-maturity securities portfolio.

Purchase premiums and discounts are amortized using the interest method over the term or first call date of each security.  A HTM or an AFS debt security that management does not intend to sell, for which there has been a value impairment deemed by management, an allowance for credit losses is established and written down. An AFS security that management does intend to sell or more likely than not will be required to sell, that is in an unrealized loss position shall be written down to its fair value with a charge to current operations.

Restricted equity securities consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $5.2 million and $1.3 million respectively, as of December 31, 2023, compared to $4.8 million and $5.1 million, respectively, as of December 31, 2022. Restricted equity securities also consisted of $126,800 in Community Bankers Bank stock at December 31, 2023 and December 31, 2022. This restricted stock is recorded at cost because its ownership is restricted and it lacks a market for resale. The Bank is required to maintain Federal Reserve Bank stock at a level of 6% of capital and surplus. The FHLB requires the Bank to maintain stock, at a minimum, in an amount equal to 4.5% of outstanding borrowings and 0.20% of total assets. When evaluating restricted stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Bank does not consider these investments to be impaired at December 31, 2023 or December 31, 2022 and no previous impairment has been recognized as of December 31, 2023. Restricted equities include $8.2 million in Low-Income Housing Tax Credits (“LIHTC”) that are carried at amortized cost through the proportional amortization method. Restricted equities also include $6.4 million of nonmarketable securities as of December 31, 2023 that do not qualify for equity method accounting. As of December 31, 2022 restricted equities include $6.7 million in LIHTC and $6.1 million of nonmarketable securities that do not qualify for equity method accounting. These investments are recorded at cost because the ownership is restricted and lacks a market for resale.

Loans - The Bank makes commercial and consumer loans to customers. Our recorded investment in loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their unpaid principal balances adjusted for charge-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for credit losses on loans. Interest on loans is credited to operations based on the principal amount outstanding. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the effective interest method. The Bank is amortizing these amounts over the contractual life of the related loans.

A loan’s past due status is based on the contractual due date of the most delinquent payment due. All loans which are 30 or more days past due at the end of the month are reported to the Board of Directors. Commercial loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Consumer loans are generally placed on nonaccrual status when the collection of principal or interest is 120 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. It is Bank policy to charge-off loans whose collectability is sufficiently questionable and can no longer be justified as an asset on the statement of financial condition. To determine if a loan should be charged-off, all possible sources of repayment are analyzed, including: (1) the potential for future cash flow, (2) the value of the Bank’s collateral, and (3) the strength of co-makers or guarantors. All principal and previously accrued interest is charged to the allowance for credit losses. All future payments received on the loan are credited to the allowance for credit losses as a recovery. These policies are applied consistently across our loan portfolio.

The Company designates individually evaluated loans on nonaccrual status as collateral-dependent loans, as well as other loans that management of the Company designates as having higher risk. Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

Allowance for Credit Losses - see discussion of allowance for credit loss presentation under Recently Adopted Accounting Policies.

Other Real Estate Owned (“OREO”) - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Any required initial write-downs are charged to allowance for credit losses. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, and recent sales of like properties, length of time the properties have been held and our ability and intention with regard to continued ownership of the properties. The Bank may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market values. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets and improvements are capitalized.

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

Income taxes – The Bank uses an asset and liability approach in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The principal items relate primarily to differences between the allowance for credit losses, deferred loan fees, and accumulated depreciation and amortization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2023, and December 31, 2022, there were no such liabilities recorded.

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

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Sholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. No stock options were granted during 2023 and 2022.

Earnings per common share – Earnings per common share has been determined under the provisions of FASB ASC 260, “Earnings Per Share” and has been computed based on the weighted average common shares outstanding during the year ended December 31, (7,522,913 for 2023 and 7,529,382 for 2022). Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The only potential dilutive stock of the Bank as defined in FASB ASC 260 would be stock options granted to various directors, officers, and employees of the Bank. There were no such options outstanding during the years ended   December 31, 2023 or December 31, 2022. Restricted stock is included in the computation of basic earnings per share as the holder is entitled to full benefits of a stockholder during the vesting period and is thus considered a participating security.

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

The Company’s critical accounting policies relate to (1) the allowance for credit losses, (2) fair value of financial instruments, and (3) derivative financial instruments. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. In connection with the determination of the allowances for credit losses on loans, management obtains independent appraisals for significant properties.

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

Revenue Recognition - Most revenue associated with the Company’s financial instruments, including interest income and gains/losses on investment securities, derivatives and sales of financial instruments are outside the scope of ASC Topic 606. The Company’s services that fall within the scope of ASC Topic 606 are presented within noninterest income and are recognized as revenue. A description of the primary revenue streams accounted for under ASC Topic 606 follows:

Deposit Account Service Charges. The Company earns fees from its deposit customers for overdraft and account maintenance services. Overdraft fees are recognized when the overdraft occurs. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the company satisfies the performance obligation.

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

Recently Adopted Accounting Policies

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

The Company adopted ASC 326 and all the subsequent amendments thereto effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost, and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior periods amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $1.7 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment includes an increase in allowance for credit losses of $2.2 million and an increase in net deferred tax assets of $506,000.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available-for-sale securities was not deemed material.

The following table illustrates the impact of ASC 326.

	January 1, 2023

(Dollars in thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for Credit Losses
Residential Real Estate	$2,205	$2,146	$59
Commercial Real Estate	7,773	7,159	614
Construction and Land Development	3,366	3,347	19
Commercial & Industrial	1,590	1,418	172
Consumer	75	44	31
Total Allowance for Credit Losses on Loans	$15,009	$14,114	$895
Liabilities:
Allowance for Credit Losses Off-Balance Sheet Credit Exposure	1,310	—	1,310
Total Allowance for Credit Losses	$16,319	$14,114	$2,205

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

Allowance for Credit Losses (ACL) - Loans

The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off. Accrued interest receivable is excluded from the estimate of credit losses.

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

Remaining life - For amortizing assets, the remaining life is calculated by taking the contractual life and adjusting it by any expected scheduled payments as well as prepayments. An important assumption in the calculation of remaining life is an “exit event” which would be deemed as the end of life of a loan. Examples of exit events included in our model are: 1). A change in maturity date of 90 days or more and 2). A loan changing its loan pool classification.

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

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company classified off-balance sheet exposure in similar pools as the funded loan portfolio and determined that qualitative and quantitative risk factors assessed to the funded loan pool are also evident for the unfunded loan pool of similar type, adjusted for likelihood of funding and any other relevant metrics. The allowance for unfunded commitments is identified separately on the Company’s consolidated statement of financial condition.

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

In December 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. The Company's adopted ASU 2022-06 as of June 30, 2023 and it did not have a material impact on its consolidated financial statements.

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

In March 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company does not expect the adoption of ASU 2023-02 to have a material impact on its consolidated financial statements.

In October 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

Note 2. Restrictions on Cash

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

Note 3. Investment Securities

Investment securities available-for-sale was comprised of the following:

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$23,446	$—	$(3,931)	$19,515
Subordinated Debt	9,970	—	(1,503)	8,467
Municipal Securities
Taxable	10,649	—	(2,342)	8,307
Tax-exempt	22,668	23	(1,949)	20,742
U.S. Governmental Agencies	2,932	3	(38)	2,897
Total	$69,665	$26	$(9,763)	$59,928

Investment securities held-to-maturity was comprised of the following:

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities
Tax-exempt	$14,775	$19	$(121)	$14,673
Subordinated Debt	2,500	—	(10)	2,490
Total	$17,275	$19	$(131)	$17,163

Investment securities available-for-sale was comprised of the following:

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	26,801	—	(4,574)	22,227
Subordinated Debt	9,970	—	(1,143)	8,827
Municipal Securities
Taxable	10,675	—	(2,709)	7,966
Tax-exempt	22,823	10	(2,658)	20,175
U.S. Governmental Agencies	3,470	2	(36)	3,436
Total	$73,739	$12	$(11,120)	$62,631

Investment securities held-to-maturity was comprised of the following:

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities
Tax-exempt	$15,142	$35	$(237)	$14,940
Subordinated Debt	2,500	—	—	2,500
Total	$17,642	$35	$(237)	$17,440

Credit Quality Indicators and Allowance for Credit Losses - Held-to-Maturity (HTM)

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis using security-level credit ratings. The Company’s HTM securities ACL was immaterial at December 31, 2023. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of  December 31, 2023 and  December 31, 2022 by security type and credit rating according to Moody's and Standard and Poor's:

(Dollars in thousands)	Municipal Securities	Subordinated Debt	Total HTM securities
December 31, 2023
Credit Rating:
AAA/AA/A	$14,775	$—	$14,775
Not Rated - Non Agency	—	2,500	$2,500
Total	$14,775	$2,500	$17,275
December 31, 2022
Credit Rating:
AAA/AA/A	$15,142	$—	$15,142
Not Rated - Non Agency	—	2,500	2,500
Total	$15,142	$2,500	$17,642

At December 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the year ended December 31, 2023.

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 2023 were as follows:

	December 31, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$318	$315
Due from one to five years	1,000	976	3,325	3,314
Due from after five to ten years	14,054	12,222	7,218	7,188
Due after ten years	54,611	46,730	6,414	6,346
Total	$69,665	$59,928	$17,275	$17,163

Securities with a fair value of $16.1 million and $3.6 million at December 31, 2023 and December 31, 2022, respectively, were pledged as collateral to secure public funds, loans swaps, and funding through the bank term funding program. The Company has not drawn upon or utilized the bank term funding program.

As of  December 31, 2023 and  December 31, 2022, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity

There were no securities sold from the available-for-sale portfolio during the years ended December 31, 2023 and 2022.

The following tables summarize the fair value and unrealized losses at December 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$19,440	$(3,931)	$19,440	$(3,931)
Subordinated Debt	—	—	7,717	(1,503)	7,717	(1,503)
Municipal Securities
Taxable	—	—	8,307	(2,342)	8,307	(2,342)
Tax-exempt	1,986	(34)	16,510	(1,915)	18,496	(1,949)
U.S Governmental Agencies	1,515	(1)	845	(37)	2,360	(38)
Total	$3,501	$(35)	$52,819	$(9,728)	$56,320	$(9,763)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$2,021	$(151)	$20,206	$(4,423)	$22,227	$(4,574)
Subordinated Debt	3,357	(393)	4,720	(750)	8,077	(1,143)
Municipal Securities
Taxable	1,377	(198)	6,589	(2,511)	7,966	(2,709)
Tax-exempt	11,028	(838)	7,663	(1,820)	18,691	(2,658)
U.S Government Agencies	1,768	(2)	1,018	(34)	2,786	(36)
Total	$19,551	$(1,582)	$40,196	$(9,538)	$59,747	$(11,120)

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

At December 31, 2023, there were five municipal securities with a fair value of $2.0 million and one U.S. government agency security with a fair value of $1.5 million in an unrealized loss position of less than 12 months. At December 31, 2023, there were seven U.S. government agencies with fair values totaling approximately $845,000, twenty-four collateralized mortgage backed securities with a fair value totaling $19.4 million, twenty-one subordinated debt securities with fair values of $7.7 million, eleven taxable municipal securities with a fair value of $8.3 million and thirty-seven tax-exempt municipal securities with a fair value of $16.5 million that were in an unrealized loss position of more than 12 months. There were no securities sold during 2023 or 2022.

All municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at December 31, 2023 and December 31, 2022 was $0 and $8,228, respectively.

For held-to-maturity securities, an allowance for credit losses is required to absorb estimated lifetime credit losses.  The Company has assessed the risk of credit loss and has determined that no allowance for credit losses for held-to-maturity securities was necessary as of December 31, 2023 and 2022. The evaluation of credit risk includes consideration of the credit ratings of the issuers, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.

Note 4. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Residential Real Estate:
Single family	$203,417	$178,615
Multifamily	271,040	215,624
Farmland	145	155
Commercial Real Estate:
Owner-occupied	282,052	228,374
Non-owner occupied	461,775	472,354
Construction and Land Development	429,637	393,783
Commercial – Non Real-Estate:
Commercial & industrial	75,415	97,351
Consumer – Non Real Estate:
Unsecured	271	1,984
Secured	3,339	11,352
Total Gross Loans	1,727,091	1,599,592
Less: unearned fees	(5,448)	(5,528)
Less: allowance for loan losses	(16,506)	(14,114)
Net Loans	$1,705,137	$1,579,950

The unsecured consumer loans above include $271,000 and $2.0 million of overdrafts reclassified as loans for the years ended December 31, 2023 and December 31, 2022, respectively.

There were nonaccrual loans of $1.0 million and $0 as of December 31, 2023 and December 31, 2022, respectively

The following tables present the segments of the loan portfolio summarized by aging categories as of December 31, 2023 and December 31, 2022:

	December 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Nonaccrual	Current Loans	Total Loans Receivable
Residential Real Estate:
Single Family	$—	$—	$—	$149	$203,268	$203,417
Multifamily	—	—	—	—	271,040	271,040
Farmland	—	—	—	—	145	145
Commercial Real Estate:
Owner occupied	—	—	—	—	282,052	282,052
Non-owner occupied	—	—	—	—	461,775	461,775
Construction & Land Development	—	—	—	—	429,637	429,637
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	851	74,564	75,415
Consumer – Non Real Estate:
Unsecured	—	—	—	—	271	271
Secured	25	—	4	—	3,310	3,339
Total	$25	$—	$4	$1,000	$1,726,062	$1,727,091

	December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Nonaccrual	Current Loans	Total Loans Receivable
Residential Real Estate:
Single Family	$—	$—	$—	$—	$178,615	$178,615
Multifamily	—	—	—	—	215,624	215,624
Farmland	—	—	—	—	155	155
Commercial Real Estate:
Owner occupied	—	—	—	—	228,374	228,374
Non-owner occupied	—	—	—	—	472,354	472,354
Construction & Land Development	—	—	—	—	393,783	393,783
Commercial – Non Real Estate:
Commercial & industrial	—	—	15	—	97,336	97,351
Consumer – Non Real Estate:
Unsecured	—	—	—	—	1,984	1,984
Secured	11	12	6	—	11,323	11,352
Total	$11	$12	$21	$—	$1,599,548	$1,599,592

Note 5. Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses by loan class for the twelve months ended December 31, 2023 and 2022:

Allowance for Credit Losses By Portfolio Segment

For the twelve months ended December 31, 2023

	Real Estate
	Residential	Commercial	Construction	Commercial	Consumer	Total
Beginning Balance, prior to adoption of ASC 326	$2,146	$7,159	$3,347	$1,418	$44	$14,114
Impact of adopting ASC 326	59	614	19	172	31	895
Charge-offs	—	—	—	(462)	(6)	(468)
Recoveries	7	—	—	—	15	22
Provision (recovery)	382	1,115	209	307	(70)	1,943
Ending Balance	$2,594	$8,888	$3,575	$1,435	$14	$16,506

Allowance for Loan Losses By Portfolio Segment

For the twelve months ended December 31, 2022

	Real Estate
	Residential	Commercial	Construction	Commercial	Consumer	Total
Beginning Balance	$1,672	$5,689	$2,697	$1,540	$99	$11,697
Charge-offs	—	—	—	-	19	19
Provision (recovery)	474	1,470	650	(122)	(74)	2,398
Ending Balance	$2,146	$7,159	$3,347	$1,418	$44	$14,114
Ending Balance:
Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$2,146	$7,159	$3,347	$1,418	$44	$14,114

The Company maintains a general allowance for credit losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared.

 The following table summarizes information in regard to impaired loans by loan portfolio class as of  December 31, 2022:

	December 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Residential Real Estate:
Single family	$149	$149	$—
Total	$149	$149	$—

The following table presents additional information regarding the impaired loans for the year ended  December 31, 2022.

	December 31, 2022
(Dollars in thousands)	Average Record Investment	Interest Income Recognized
With no related allowance recorded
Residential Real Estate:
Single family	$149	$15
Total	$149	$15

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated.

	CECL			Incurred Loss
	December 31, 2023			December 31, 2022
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Residential Real Estate:
Single Family	$149	$—	$149	$—
Commercial & industrial	851	—	851	—
Total	$1,000	$—	$1,000	$—

The Company recognized $57,792 of interest income on nonaccrual loans during the year ended December 31, 2023.

The following table represents the accrued interest receivables written off by reversing interest income during the year ended December 31, 2023:

(Dollars in thousands)	For the Year Ended December 31, 2023
Residential Real Estate:
Single Family	$5
Commercial & industrial	128
Total	$133

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral-dependent loans:

•	Commercial real estate loans can be secured by either owner-occupied commercial real estate or non-owner-occupied investment commercial real estate. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner-occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•	Residential real estate mortgage loans, including equity lines of credit, are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans:

(Dollars in thousands)	As of December 31, 2023
Residential Real Estate:
Single Family	$346
Commercial Real Estate:
Owner occupied	1,120
Commercial & industrial	851
Total	$2,317

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a weighted average remaining life model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

The following table shows the amortized cost basis as of December 31, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Term Extension
	December 31, 2023
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial Real Estate:
Non-owner occupied	$ 16,000	3.5%	Extended term on interest only payments for six months.
Commercial & industrial	315	0.4%	Extended term for three months.
Total	$16,315

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Credit quality risk ratings include regulatory classifications of Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Loans classified as Pass have quality metrics to support that the loan will be repaid according to the terms established. Loans classified as Watch have similar characteristics as Pass loans with some emerging signs of financial weaknesses that should be monitored closer. Loans classified as Special Mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of prospects for repayment. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

The following table presents the risk category of loans by credit quality indicators by year of origination as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2023
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential Real Estate - Single Family
Pass	$49,803	$17,502	$26,434	$33,134	$20,610	$20,542	$33,217	$201,242
Watch	298	—	—	1,319	—	—	—	1,617
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	409	—	149	558
Total Residential Real Estate - Single Family	$50,101	$17,502	$26,434	$34,453	$21,019	$20,542	$33,366	$203,417

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Multifamily
Pass	$28,346	$81,180	$60,156	$39,286	$27,270	$10,797	$24,005	$271,040
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Residential Real Estate - Multifamily	$28,346	$81,180	$60,156	$39,286	$27,270	$10,797	$24,005	$271,040

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$—	$—	$—	$—	$—	$145	$—	$145
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Residential Real Estate - Farmland	$—	$—	$—	$—	$—	$145	$—	$145

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$70,476	$55,222	$43,576	$39,621	$32,044	$37,360	$1,391	$279,690
Watch	—	—	—	—	—	—	1,242	1,242
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,120	—	—	1,120
Total Commercial Real Estate - Owner Occupied	$70,476	$55,222	$43,576	$39,621	$33,164	$37,360	$2,633	$282,052

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$23,091	$101,617	$51,291	$47,732	$17,827	$131,347	$32,122	$405,027
Watch	—	—	—	960	12,768	19,282	—	33,010
Special Mention	—	—	—	16,000	—	—	—	16,000
Substandard	—	—	—	—	7,738	—	—	7,738
Total Commercial Real Estate - Non-Owner Occupied	$23,091	$101,617	$51,291	$64,692	$38,333	$150,629	$32,122	$461,775

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction & Land Development
Pass	$6,158	$32,544	$13,612	$2,455	$—	$8,118	$333,417	$396,304
Watch	258	—	—	—	—	—	22,272	22,530
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1,454	—	—	—	—	9,349	10,803
Total Construction & Land Development	$6,416	$33,998	$13,612	$2,455	$—	$8,118	$365,038	$429,637

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & Industrial
Pass	$10,150	$5,271	$13,530	$3,495	$1,230	$10,132	$27,299	$71,107
Watch	—	—	—	—	—	334	—	334
Special Mention	—	—	—	—	—	—	2,997	2,997
Substandard	—	—	—	—	536	353	88	977
Total Commercial & Industrial	$10,150	$5,271	$13,530	$3,495	$1,766	$10,819	$30,384	$75,415

Current period gross write-offs	$—	$—	$—	$—	$261	$201	$—	$462

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$271	$271
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$271	$271

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$55	$252	$3	$51	$1,400	$1,497	$81	$3,339
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer - Secured	$55	$252	$3	$51	$1,400	$1,497	$81	$3,339

Current period gross write-offs	$—	$—	$—	$—	$—	$6	$—	$6

Total
Pass	$188,079	$293,588	$208,602	$165,774	$100,381	$219,938	$451,803	$1,628,165
Watch	556	—	—	2,279	12,768	19,616	23,514	58,733
Special Mention	—	—	—	16,000	—	—	2,997	18,997
Substandard	—	1,454	—	—	9,803	353	9,586	21,196
Total loans	$188,635	$293,588	$208,602	$168,053	$113,149	$239,560	$475,317	$1,727,091

Current period gross write-offs	$—	$—	$—	$—	$261	$207	$—	$468

The following table presents the risk category of loans by credit quality indicators as of  December 31, 2022:

	December 31, 2022
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential Real Estate:
Single Family	$178,172	$—	$—	$443	$—	$178,615
Multifamily	215,624	—	—	—	—	215,624
Farmland	155	—	—	—	—	155
Commercial Real Estate:						—
Owner occupied	227,231	—	—	1,143	—	228,374
Non-owner occupied	439,537	24,897	—	7,920	—	472,354
Construction & Land Development	393,783	—	—	—	—	393,783
Commercial – Non Real Estate:						—
Commercial & industrial	97,246	97	—	8	—	97,351
Consumer – Non Real Estate:						—
Unsecured	1,984	—	—	—	—	1,984
Secured	11,352	—	—	—	—	11,352
Total	$1,565,084	$24,994	$—	$9,514	$—	$1,599,592

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., the commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed in Note 1. The allowance for credit losses for unfunded loan commitments of $1.0 million at December 31, 2023, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the year ended December 31, 2023.

(Dollars in thousands)	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
Balance, December 31, 2022	$—
Adjustment to allowance for off-balance sheet credit losses upon adoption of ASU 2016-13	1,310
Recovery of off-balance sheet credit losses, net	(301)
Balance, December 31, 2023	$1,009

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

The aggregate amount of such loans outstanding at December 31, 2023 was approximately $280,957 compared to $556,240 at December 31, 2022. During 2023, new loans and line of credit advances to such related parties was approximately $74,589 compared to $4,900 during 2022. Repayments on loans to directors and officers were $349,872 and $91,300 during 2023 and 2022, respectively. The Bank maintains deposit accounts with some of its executive officers, directors and their affiliated entities. Such deposit accounts at December 31, 2023 and December 31, 2022 amounted to approximately $2.2 million and $2.1 million, respectively.

Note 7. Premises and Equipment

Premises and equipment are summarized as follows at December 31:

(Dollars in thousands)	2023	2022
Cost
Building	$13,005	$13,005
Land	2,856	2,856
Leasehold improvements	1,091	1,091
Furniture, fixtures and equipment	4,500	4,300
Computer software and equipment	1,931	1,856
	23,383	23,108
Less accumulated depreciation	(9,439)	(8,399)
Premises and equipment, net	$13,944	$14,709

Depreciation and amortization charged to operations were $1.3 million and $1.3 million during the years ended December 31, 2023 and December 31, 2022, respectively.

Note 8. Intangible Assets

The carrying amount of computer software developed was $14.7 million and $9.1 at December 31, 2023 and December 31, 2022, respectively. The following table presents the changes in the carrying amount of computer software developed during the years ended December 31, 2023 and 2022.

	Years Ended
	December 31, 2023		December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Computer software	$14,657	$—	$9,149	$—
Total	$14,657	$—	$9,149	$—

The Company is still in the stage of computer software where costs are capitalized. Capitalization ceases when the software is substantially complete and ready for its intended use. At that time the intangible asset will be amortized on a straight-line bases over the estimated useful life of the asset. As of December 31, 2023, the Company has not recorded any amortization on its intangible computer software. The Company expects to put the software into service in the first quarter of 2024.

Note 9. Deposits

Time deposits in denominations of $250,000 or more totaled approximately $445.6 million and $374.8 million at December 31, 2023 and 2022, respectively.

At December 31, 2023, maturities of time deposits are as follows:

(Dollars in thousands)	Year ended December 31,
2024	$463,702
2025	113,313
2026	44,490
2027	74,831
Thereafter	—
Total	$696,336

Wholesale deposits, as defined by the FDIC and pursuant to rule 12 CFR 337.6(e), totaled approximately $574.9 million and $324.2 million at December 31, 2023 and December 31, 2022, respectively.

Note 10. Borrowed Funds

The Bank also has a credit availability agreement with the FHLB based on a percentage of total assets. As of December 31, 2023, the credit availability with FHLB is approximately $504.6 million. This credit availability agreement provides the Bank with access to a myriad of advance products offered by the FHLB. The rate of interest charged is based on market conditions. At December 31, 2023, there were commercial real estate, residential 1-4 and multi-family loans totaling $1.5 billion used to collateralize FHLB advances.

The Company did not have any outstanding FHLB advances at December 31, 2023.

The average balance on FHLB advances for the years ended December 31, 2023 and December 31, 2022 was approximately $25.0 million and $24.0 million, respectively. The weighted average interest rate paid during the year ended  December 31, 2023 and 2022 was 4.90% and 1.45%, respectively. The weighted average interest rate paid at December 31, 2023 and 2022 was 0% and 4.31%, respectively

The Company had $15.0 million outstanding on its unsecured federal funds lines at December 31, 2023.

The average balance on unsecured borrowing lines for the years ended December 31, 2023 and December 31, 2022 was approximately $5.6 million and $2,000, respectively. The weighted average interest rate paid during the year ended  December 31, 2023 and 2022 was 5.36% and 1.59%, respectively. The weighted average interest rate paid at December 31, 2023 and 2022 was 5.65%  and 0%, respectively, as there were no outstanding borrowings at December 31, 2022.

Note 11. Income Taxes

The Company files tax returns in the U.S. federal jurisdiction and required states. With few exceptions, the Bank is no longer subject to tax examination by tax authorities for years prior to 2019.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in non-interest expense and the tax’s calculation is unrelated to taxable income.

The provision for income taxes consists of the following components:

(Dollars in thousands)	2023	2022
Current expense	$6,430	$7,608
Deferred (benefit)	(191)	(894)
Total	$6,239	$6,714

Income tax expense for the years ended December 31, 2023 and 2022 differed from the federal statutory rate applied to income before income taxes for the following reasons:

	Year ended December 31,
(Dollars in thousands)	2023	2022
Computed “expected” income tax expense	$6,893	$7,012
Increase (decrease)in income taxes resulting from:
Tax exempt Interest	(136)	(200)
BOLI Income	(225)	(211)
Low Income Housing Investment	386	130
State Income Taxes	649	637
Restricted Stock Adjustment	(100)	(119)
Federal tax credits	(1,317)	(472)
Other Adjustments	89	(63)
Total	$6,239	$6,714

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	December 31,
(Dollars in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$3,798	$3,238
Restricted stock	533	511
Net loan fees	1,253	1,268
Right-of-use liability	1,588	1,705
Accrued compensation	638	403
Unrealized losses on securities available-for-sale	2,240	2,555
Other	320	42
Gross deferred tax assets	10,370	9,722
Deferred tax liabilities:
Depreciation	253	378
Prepaid expense	12	11
Right-of-use Asset	1,429	1,534
Internally developed software costs	527	153
Other	215	95
Gross deferred tax liabilities	2,436	2,171
Net deferred tax asset	$7,934	$7,551

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

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022
Net income	$26,585	$26,674
Preferred stock dividends	(2,156)	(2,156)
Net income available to common shareholders	$24,429	$24,518
Weighted average number of shares issued, basic and diluted	7,522,913	7,529,382
Earnings per common share:
Basic and diluted earnings per common share	$3.25	$3.26

Note 13. Commitments and Contingencies

The Bank’s financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.

The amounts of loan commitments and standby letters of credit are set forth in the following table as of December 31, 2023 and 2022:

	December 31,
(Dollars in thousands)	2023	2022
Loan commitments	$359,373	$435,751
Standby letters of credit	$471	$—

Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank. The Bank has not incurred any losses on commitments in 2023 or 2022.

During 2020, the Bank made a commitment of $5.0 million to the Housing Equity Fund of Virginia XXIV, L.L.C. This commitment will be funded through capital calls from the fund and we expect our investment to be fully funded by December 31, 2025.

During 2020, the Bank made a commitment of $2.0 million to the Washington Housing Initiative Impact Pool, LLC. This commitment will be funded through capital calls from the fund. As of December 31, 2023, approximately $1.4 million has been deployed, with a remaining unfunded balance of approximately $600,000.

During 2022, the Bank made a commitment of $2.0 million to the VCDC Equity Fund 26, LLC. This commitment will be funded through capital calls from the fund and we expect our investment to be fully funded by December 31, 2028.

During 2023, the Bank made a commitment of $2.0 million to the VCDC Equity Fund 27, LLC. This commitment will be funded through capital calls from the fund and we expect our investment to be fully funded by December 31, 2029.

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

Information regarding the Company's leases as of and for the years ended  December 31, 2023 and 2022 were as follows:

	As of December 31,
(Dollars in thousands)	2023	2022
Lease liabilities	$6,902	$7,342
Right-of-use assets	$6,211	$6,688
Weighted-average remaining lease term – operating leases (in months).	155.9	162.9
Weighted-average discount rate – operating leases	2.80%	2.80%

	For the year ended December 31,
(Dollars in thousands)	2023	2022
Lease Cost
Operating lease cost	$677	$677
Total lease costs	$677	$677
Cash paid for amounts included in measurement of lease liabilities	$639	$623

The Company is the lessor for three operating leases. One lease is extended on a month-to-month basis while two of these leases have arrangements for over twelve months with an option to extend the lease terms. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. Total rent income on these operating leases is approximately $7,500 per month.

As of December 31, 2023, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of December 31, 2023 is as follows:

(Dollars in thousands)
2024	$654
2025	671
2026	689
2027	587
2028	594
Thereafter	4,967
Total undiscounted cash flows	8,162
Discount	(1,260)
Lease liabilities	$6,902

Note 15. Significant Concentrations of Credit Risk

Substantially all the Bank’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan Area. The concentrations of credit by type of loan are set forth in Note 4.

The Bank maintains its cash and federal funds sold in correspondent bank deposit accounts. The amount on deposit at December 31, 2023 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $61.8 million. The Bank has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks.

Note 16. Regulatory Matters

Information presented for December 31, 2023 and December 31, 2022, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2022 and 2023 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total capital (to risk-weighted assets)	$ 312,069	17.18%	$ 145,300	≥ 8.0%	$ 181,625	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$ 294,553	16.22%	$ 81,731	≥ 4.5%	$ 118,056	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$ 294,553	16.22%	$ 108,975	≥ 6.0%	$ 145,300	≥ 8.0%
Tier 1 capital (to average assets)	$ 294,553	14.66%	$ 80,375	≥ 4.0%	$ 100,469	≥ 5.0%
As of December 31, 2022
Total capital (to risk-weighted assets)	$ 286,572	16.27%	$ 140,929	≥ 8.0%	$ 176,161	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$ 272,458	15.47%	$ 79,272	≥ 4.5%	$ 114,504	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$ 272,458	15.47%	$ 105,696	≥ 6.0%	$ 140,929	≥ 8.0%
Tier 1 capital (to average assets)	$ 272,458	15.05%	$ 72,435	≥ 4.0%	$ 90,544	≥ 5.0%

Note 17. Defined Contribution Benefit Plan

The Bank adopted a 401(k) defined contribution plan on October 1, 2004, which is administered by Principal Investments. Participants have the right to contribute up to a maximum of 15% of pretax annual compensation or the maximum allowed by the Internal Revenue Code, whichever is less. The Bank began making a matching contribution to the plan on January 1, 2010. The Bank matches dollar for dollar up to 5% up to the employee contribution of 5%. The total amount the Bank matched during 2023 and 2022 was $901,513 and $616,721, respectively.

Note 18. Stock Based Compensation Plan

ASC Topic 718, Compensation – Stock Compensation, requires the Company to recognize expense related to the fair value of share-based compensation awards in net income. Total compensation expense for restricted stock recorded for the years ended December 31, 2023 and December 31, 2022 were $2.5 million and $2.5 million, respectively.

On July 17, 2019, the Board of Directors of the Company adopted, and the Company’s shareholders subsequently approved, the MainStreet Bank 2019 Equity Incentive Plan (the “2019 Plan”), to provide officers, other selected employees and directors of the Company with additional incentives to promote the growth and performance of the Company. During the year ended December 31, 2023, there were 90,686 restricted shares awarded, 4,014 restricted shares were forfeited, and no stock options were awarded under the 2019 Plan. The restricted shares awarded during 2023 vest equally on an annual basis over a three, five, or ten year period. As a result of the stockholders’ approval of the 2019 Plan, no additional awards have been or will be made under the Company’s 2016 Plan, although all awards that were outstanding under the 2016 Plan as of July 17, 2019 remained outstanding in accordance with their terms.

A summary of the status of the Bank’s nonvested restricted stock shares as of December 31, 2023 and changes during the year ended December 31, 2023 is presented below:

Nonvested Restricted Stock Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	259,036	$22.05
Granted	90,686	26.44
Vested	(117,408)	21.28
Forfeited	(4,014)	24.35
Nonvested at December 31, 2023	228,300	$24.15

As of December 31, 2023, there was $3.9 million of total unrecognized compensation cost related to nonvested restricted stock awards. The cost is expected to be recognized over approximately five years. The total fair value of shares vested during the years ended December 31, 2023 and 2022 was $2.9 million and $2.0 million, respectively.

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

The following tables summarize key elements of the Banks’s derivative instruments as of December 31, 2023 and December 31, 2022.

December 31, 2023
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$224,008	42	—	$18,569	$—
Matched interest rate swap with counterparty	$224,008	42	$18,569	—	$—

December 31, 2022
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$245,717	44	—	$23,896	$3,034
Matched interest rate swap with counterparty	$245,717	44	$23,896	—	$3,034

The Company is able to recognize fee income upon execution of the interest rate swap contract. Interest rate swap fee income for the twelve months ended December 31, 2023 and 2022 were $0 and $619,000, respectively.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of December 31, 2023 and December 31, 2022, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities, with the exception of one subordinated debt security, which is considered to be a level 3 security.

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of December 31, 2023 and December 31, 2022:

	December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$19,515	$—	$19,515
Subordinated Debt	—	8,217	250	8,467
Municipal Securities
Taxable	—	8,307	—	8,307
Tax-exempt	—	20,742	—	20,742
U.S. Government Agencies	—	2,897	—	2,897
Derivative asset – interest rate swap on loans	—	18,569	—	18,569
Total	$—	$78,247	$250	$78,497
Liabilities:
Derivative liability – interest rate swap on loans	—	18,569	—	18,569
Total	$—	$18,569	$—	$18,569

	December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$22,227	$—	$22,227
Subordinated Debt	—	8,577	250	8,827
Municipal Securities
Taxable	—	7,966	—	7,966
Tax-exempt	—	20,175	—	20,175
U.S. Government Agencies	—	3,436	—	3,436
Derivative asset – interest rate swap on loans	—	23,896	—	23,896
Total	$—	$86,277	$250	$86,527
Liabilities:
Derivative liability – interest rate swap on loans	—	23,896	—	23,896
Total	$—	$23,896	$—	$23,896

Reconciliation of Level 3 Inputs
Dollars in thousands	Subordinated Debt
December 31, 2022 fair value	$250
December 31, 2023 fair value	$250

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

The following describes the valuation techniques used by the Bank to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Individually evaluated

Loans are individually evaluated when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. The measurement of loss associated with individually evaluated loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Bank because of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Individually evaluated loans allocated to the Allowance for Credit Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.

Other real estate owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Bank. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Bank because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Credit Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other non-interest expense on the Consolidated Statements of Income.

The Bank did not have any other real estate owned assets or individually evaluated loans measured at fair value as of  December 31, 2023 and December 31, 2022.

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. Additionally, in accordance with ASU 2016-01, the Company uses the exit price notion, rather than the entry price notion, in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The following tables reflect the carrying amounts and estimated fair values of the Company’s financial instruments whether or not recognized on the Consolidated Statements of Financial Condition at fair value.

December 31, 2023	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$114,513	$114,513	$114,513	$—	$—
Restricted equity securities	24,356	24,356	—	24,356	—
Securities:
Available for sale	59,928	59,928	—	59,928	—
Held to maturity	17,275	17,163	—	17,163	—
Loans, net	1,705,137	1,701,418	—	—	1,701,418
Derivative asset – interest rate swap on loans	18,569	18,569	—	18,569	—
Bank owned life insurance	38,318	38,318	—	38,318	—
Accrued interest receivable	10,725	10,725	—	10,725	—
Liabilities:
Deposits	$1,686,127	$1,685,487	$—	$989,791	$695,696
Subordinated debt, net	72,642	56,513	—	56,513	—
Federal funds purchased	15,000	14,968	—	—	14,968
Derivative liability – interest rate swaps on loans	18,569	18,569	—	18,569	—
Accrued interest payable	2,845	2,845	—	2,845	—

December 31, 2022	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$130,600	$130,600	$130,600	$—	$—
Restricted equity securities	24,325	24,325	—	24,325	—
Securities:
Available for sale	62,631	62,631	—	62,631	—
Held to maturity	17,642	17,440	—	17,440	—
Loans, net	1,579,950	1,584,533	—	—	1,584,533
Derivative asset – interest rate swap on loans	23,896	23,896	—	23,896	—
Bank owned life insurance	37,249	37,249	—	37,249	—
Accrued interest receivable	8,779	8,779	—	8,779	—
Liabilities:
Deposits	$1,512,889	$1,503,869	$—	$904,748	$599,121
Subordinated debt, net	72,245	64,235	—	64,235	—
Advances from the FHLB	100,000	99,983			99,983
Derivative liability – interest rate swaps on loans	23,896	23,896	—	23,896	—
Accrued interest payable	896	896	—	896	—

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

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at December 31, 2023 from December 31, 2022.

Note 21. Other Real Estate Owned

At December 31, 2023 and 2022, did not have other real estate owned. Expenses applicable to other real estate owned during the years ended  December 31, 2023  and 2022 include the following:

(Dollars in thousands)	2023	2022
Net loss on sales of real estate	$—	$4
Loss on valuation, net	—	70
Operating expenses (income), net of rental income	—	(36)
Balance, end of year	$—	$38

As of December 31, 2023, there were no real estate loans in the process of foreclosure.

Note 22. Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss net of deferred taxes, as of December 31, 2023 and December 31, 2022:

(Dollars in thousands)	2023	2022
Unrealized gain on securities	$(9,737)	$(11,108)
Unrealized loss on securities transferred to HTM	(6)	(8)
Tax effect	2,265	2,570
Total accumulated other comprehensive loss	$(7,478)	$(8,546)

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

On May 18, 2022, the Board of Directors of the Company authorized a common stock repurchase program to repurchase up to $7.5 million of the Company’s common stock at the discretion of management. The new common stock repurchase program replaced the Company’s previous repurchase plan which was authorized on October 22, 2020. The Company repurchased approximately $43,000 and $3.0 million of common stock during the years ended  December 31, 2023 and December 31, 2022, respectively.

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

Condensed Parent Company Only

Condensed Balance Sheet

(Dollars in thousands)

December 31,	2023	2022
ASSETS
Cash on deposit with subsidiary	$3,616	$5,077
Restricted securities, at cost	3,123	1,430
Investment in subsidiary	287,075	263,912
Other assets	1,190	124
Total Assets	$295,004	$270,543
Liabilities:
Other liabilities	$845	$16
Subordinated debt, net of debt issuance costs	72,642	72,245
Stockholders’ equity	221,517	198,282
Total Liabilities and Stockholders’ Equity	$295,004	$270,543

Condensed Statement of Income

(Dollars in thousands)

For the Year Ended December 31,	2023	2022
Income
Dividends from subsidiary	$5,166	$4,038

Expenses
Subordinated debt interest expense	3,288	2,936
Non-interest expense	42	26

Total expenses	3,330	2,962

Undistributed earnings of subsidiary	23,546	24,797
Net income before income taxes	$25,382	$25,873
Income tax benefit	(1,203)	(801)
Net income	$26,585	$26,674
Less: preferred stock dividends	(2,156)	(2,156)
Net income available to common shareholders	$24,429	$24,518

Condensed Statement of Cash Flows

(Dollars in thousands)

Year Ended December 31,	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,585	$26,674
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(23,546)	(24,797)
Stock based compensation	2,491	2,519
Subordinated debt amortization expense	397	328
Decrease (increase) in other assets	(1,063)	2,014
Increase (decrease) in other liabilities	829	(274)
Net cash provided by operating activities	5,693	6,464
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted equities	(1,944)	(1,430)
Investment in bank subsidiary	—	(32,000)
Net cash used in investing activities	(1,944)	(33,430)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(43)	(6,918)
Cash dividends paid on preferred stock	(2,156)	(2,156)
Cash dividend paid on common stock	(3,011)	(1,882)
Net increase in subordinated debt	—	42,623
Net cash provided by (used in) financing activities	(5,210)	31,667
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,461)	4,701
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,077	376
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,616	$5,077

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2023. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

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

Management, including the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

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

The 2023 consolidated financial statements have been audited by the independent registered public accounting firm of Yount, Hyde, & Barbour. P.C. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representation made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the consolidated financial statements.

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to our directors, executive officers, and certain corporate governance practices is contained in our Proxy Statement for our 2024 Annual Meeting of Shareholders (the “Proxy Statement”) or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2023. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our Proxy Statement or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2023.

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-12B filed on February 15, 2019)
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 19, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 16, 2023)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12B filed on February 15, 2019)
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

10.9	Form of Indemnification Agreement with each of Jeff W. Dick, Thomas J. Chmelik and Abdul Hersiburane (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 21, 2022)
10.10	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 23, 2023).
21.1	Subsidiaries of the Registrant
23.1	Consent of Yount, Hyde & Barbour, P.C.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification
97.1	Policy Relating to the Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

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

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: March 20, 2024	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 20, 2024	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: March 20, 2024		/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer and Director
(Principal Financial Officer)

Date: March 20, 2024		/s/ Richard A. Vari
Richard A. Vari
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 20, 2024		/s/ Charles C. Brockett
Charles C. Brockett
Director

Date: March 20, 2024		/s/ Paul Thomas Haddock
Paul Thomas Haddock
Director

Date: March 20, 2024		/s/ Patsy I. Rust
Patsy I. Rust
Director

Date: March 20, 2024		/s/ Terry M. Saeger
Terry M. Saeger
Director

Date: March 20, 2024		/s/ Elizabeth S. Bennett
Elizabeth S. Bennett
Director

Date: March 20, 2024		/s/ Darrell Green
Darrell Green
Director

Date: March 20, 2024		/s/ Russell Echlov
Russell Echlov
Director

Date: March 20, 2024		/s/ Rafael DeLeon
Rafael DeLeon
Director