Form 10-Q
period 2024-03-31
MainStreet Bancshares, Inc.
filed 2024-05-13
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2024, there were 7,617,213 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of  March 31, 2024 and December 31, 2023 (Dollars in thousands, except share data)

	At March 31, 2024 (unaudited)	At December 31, 2023 (*)
Assets
Cash and due from banks	$49,208	$53,581
Federal funds sold	75,533	60,932
Cash and cash equivalents	124,741	114,513
Investment securities available-for-sale, at fair value	58,699	59,928
Investment securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0, respectively.	17,251	17,275
Restricted securities, at amortized cost	23,924	24,356
Loans, net of allowance for credit losses of $16,531 and $16,506, respectively	1,727,110	1,705,137
Premises and equipment, net	14,081	13,944
Accrued interest and other receivables	10,727	12,390
Bank owned life insurance	38,609	38,318
Computer software, net of amortization	15,691	14,657
Other assets	39,182	34,914
Total Assets	$2,070,015	$2,035,432
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$348,945	$364,606
Interest bearing demand deposits	165,331	137,128
Savings and NOW deposits	46,036	45,878
Money market deposits	446,903	442,179
Time deposits	725,520	696,336
Total deposits	1,732,735	1,686,127
Federal funds purchased	—	15,000
Subordinated debt, net	72,741	72,642
Allowance for credit losses on off-balance sheet credit exposure	650	1,009
Other liabilities	40,768	39,137
Total Liabilities	1,846,894	1,813,915
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding at March 31, 2024 and December 31, 2023	27,263	27,263
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 7,614,090 shares (including 235,855 nonvested shares) at March 31, 2024 and 7,527,415 shares (including 228,300 nonvested shares) at December 31, 2023	29,514	29,198
Capital surplus	65,940	65,985
Retained earnings	108,334	106,549
Accumulated other comprehensive loss	(7,930)	(7,478)
Total Stockholders’ Equity	223,121	221,517
Total Liabilities and Stockholders’ Equity	$2,070,015	$2,035,432

*         Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the three months ended March 31, 2024 and 2023 (Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Interest Income
Interest and fees on loans	$30,487	$26,731
Interest and dividends on investments securities
Mortgage-backed securities	102	118
Tax-exempt obligations of states and political subdivisions	270	264
Taxable obligations of states and political subdivisions	64	64
Other	269	336
Interest on federal funds sold and interest-bearing deposits	1,182	1,132
Total Interest Income	32,374	28,645
Interest Expense
Interest on interest bearing DDA deposits	1,860	343
Interest on savings and NOW deposits	157	108
Interest on money market deposits	5,178	1,203
Interest on time deposits	8,833	4,144
Interest on federal funds purchased	107	38
Interest on Federal Home Loan Bank advances	46	906
Interest on subordinated debt	820	812
Total Interest Expense	17,001	7,554
Net Interest Income	15,373	21,091
Provision For Credit Losses - Loans	164	415
Recovery of Credit Losses - Off-Balance Sheet Credit Exposure	(359)	(132)
Net Interest Income After Provision For (Recovery of) Credit Losses	15,568	20,808
Non-Interest Income
Deposit account service charges	469	590
Bank owned life insurance income	292	255
Other fee income	130	158
Total Non-Interest Income	891	1,003
Non-Interest Expense
Salaries and employee benefits	7,488	7,621
Furniture and equipment expenses	935	498
Advertising and marketing	454	797
Occupancy expenses	435	486
Outside services	774	490
Administrative expenses	242	215
Other operating expenses	1,996	1,596
Total Non-Interest Expense	12,324	11,703
Income Before Income Taxes	4,135	10,108
Income Tax Expense	830	1,957
Net Income	$3,305	$8,151
Preferred Stock Dividends	539	539
Net Income Available to Common Shareholders	$2,766	$7,612
Earnings Per Common Share:
Basic	$0.36	$1.01
Diluted	$0.36	$1.01

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023 (Dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Comprehensive Income, net of taxes
Net Income	$3,305	$8,151
Other comprehensive income (loss), net of tax expense (benefit):
Unrealized gains (losses) on available for sale securities arising during the period (net of tax expense (benefit), ($109) and $254, respectively, for the three months ended March 31).	(452)	880
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $0 and $0, respectively, for the three months ended March 31).	—	2
Other comprehensive (loss) income	(452)	882
Comprehensive Income	$2,853	$9,033

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023 (Dollars in thousands)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2023	$27,263	$29,198	$65,985	$106,549	$(7,478)	$221,517
Cumulative change in accounting principle (Note 1)	—	—	—	(217)	—	(217)
Vesting of restricted stock	—	408	(408)	—	—	—
Stock based compensation expense	—	—	690	—	—	690
Common stock repurchased	—	(92)	(327)	—	—	(419)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(764)	—	(764)
Net income	—	—	—	3,305	—	3,305
Other comprehensive loss	—	—	—	—	(452)	(452)
Balance, March 31, 2024	$27,263	$29,514	$65,940	$108,334	$(7,930)	$223,121

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2022	$27,263	$28,736	$63,999	$86,830	$(8,546)	$198,282
Cumulative change in accounting principle	—	—	—	(1,699)	—	(1,699)
Vesting of restricted stock	—	449	(449)	—	—	—
Stock based compensation expense	—	—	663	—	—	663
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(752)	—	(752)
Net income	—	—	—	8,151	—	8,151
Other comprehensive income	—	—	—	—	882	882
Balance, March 31, 2023	$27,263	$29,185	$64,213	$91,991	$(7,664)	$204,988

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the three months ended March 31,	2024	2023
Cash Flows from Operating Activities
Net income	$3,305	$8,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	750	560
Amortization of right-of-use assets	123	79
Deferred income tax expense	490	589
Loss (gain) on disposal of premises and equipment	13	(39)
Provision for (recovery of) credit losses, net	(195)	283
Stock based compensation expense	690	663
Income from bank owned life insurance	(292)	(255)
Subordinated debt amortization expense	99	99
Change in:
Accrued interest receivable and other receivables	1,663	(163)
Other assets	(4,634)	2,688
Other liabilities	1,631	(3,821)
Net cash provided by operating activities	3,643	8,834
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	579	476
Purchases of equity securities	(110)	(82)
Purchases of restricted investment in bank stock	(1,500)	(4,536)
Redemption of restricted investment in bank stock	1,425	6,375
Net increase in loan portfolio	(22,137)	(38,635)
Proceeds from sale of premises and equipment	83	39
Purchase of premises and equipment	(607)	(131)
Computer software developed	(1,034)	(1,410)
Net cash used in investing activities	(23,301)	(37,904)
Cash Flows from Financing Activities
Net decrease in non-interest deposits	(15,661)	(62,815)
Net increase in interest bearing demand, savings, and time deposits	62,269	182,214
Net decrease in Federal Home Loan Bank advances	—	(55,000)
Net increase (decrease) in federal funds purchased	(15,000)	60,696
Cash dividends paid on preferred stock	(539)	(539)
Cash dividends paid on common stock	(764)	(752)
Repurchases of common stock	(419)	—
Net cash provided by financing activities	29,886	123,804
Increase in Cash and Cash Equivalents	10,228	94,734
Cash and Cash Equivalents, beginning of period	114,513	130,600
Cash and Cash Equivalents, end of period	$124,741	$225,334
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$16,279	$5,243
Cash paid during the period for income taxes	$—	$3,430
Net unrealized loss on securities available-for-sale	$(561)	$1,134
Net cumulative change in accounting principle	$(217)	$(1,699)

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

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced Avenu, a division of MainStreet Bank. Avenu provides an embedded Banking as a Service (BaaS) solution that connects our partners (fintechs, application developers, money movers, and entrepreneurs) directly and seamlessly to our Software as a Service (SaaS) solution. Our SaaS software program will be deployed in the second quarter of 2024. Additional information can be found in our investor presentations filed quarterly.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2023 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K filed by the Company with the SEC on March 20, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other period.

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

Recently Adopted Accounting Developments

FASB Accounting Standards Update No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method ("ASU 2023-02")

On March 29, 2023, the FASB issued ASU 2023-02 which amends previous guidance to allow entities to account for qualifying tax equity investments using the proportional amortization method regardless of the program giving rise to the related income tax credits, as opposed to only being allowed to apply this method to qualifying tax equity investments in low-income housing tax credit structures as was the case under previous guidance. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. On January 1, 2024, the Company adopted ASU 2023-02 using the modified retrospective approach, which did not have a material impact on the Company's financial statements. The Company transitioned from the equity method of accounting and began applying the proportional amortization method of accounting to its qualifying new markets tax credit investments in addition to its low income housing tax credit partnerships already subject to the proportional amortization method.

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

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In March 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concepts Statements”. This ASU contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively to all new transactions recognized on or after the date that the entity first applies the amendments or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. If an entity adopts the amendments retrospectively, it should adjust the opening balance of retained earnings as of the beginning of the earliest comparative period presented. The Company does not expect the adoption of ASU 2024-02 to have a material impact on its consolidated financial statements.

In March 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-01, “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards”. This ASU provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. This ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the annual period that includes that interim period. Transition can be done either retrospectively or prospectively. The Company does not expect the adoption of ASU 2024-01 to have a material impact on its consolidated financial statements.

Note 2. Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2024  and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income. The Company did not record an allowance for credit losses on its securities held-to-maturity portfolio as of March 31, 2024 and  December 31, 2023.

Investment securities available-for-sale was comprised of the following:

	March 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$23,026	$—	$(4,254)	$18,772
Subordinated Debt	9,970	—	(1,469)	8,501
Municipal Securities:
Taxable	10,643	—	(2,352)	8,291
Tax-exempt	22,630	13	(2,206)	20,437
U.S. Governmental Agencies	2,728	2	(32)	2,698
Total	$68,997	$15	$(10,313)	$58,699

Investment securities held-to-maturity was comprised of the following:

	March 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$14,751	$5	$(198)	$14,558
Subordinated Debt	2,500	—	(15)	2,485
Total	$17,251	$5	$(213)	$17,043

Investment securities available-for-sale was comprised of the following:

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$23,446	$—	$(3,931)	$19,515
Subordinated Debt	9,970	—	(1,503)	8,467
Municipal Securities:
Taxable	10,649	—	(2,342)	8,307
Tax-exempt	22,668	23	(1,949)	20,742
U.S. Governmental Agencies	2,932	3	(38)	2,897
Total	$69,665	$26	$(9,763)	$59,928

Investment securities held-to-maturity was comprised of the following:

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$14,775	$19	$(121)	$14,673
Subordinated Debt	2,500	—	(10)	2,490
Total	$17,275	$19	$(131)	$17,163

Credit Quality Indicators and Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis using security-level credit ratings. The Company’s HTM securities ACL was immaterial at  March 31, 2024 and December 31, 2023. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of  March 31, 2024 and  December 31, 2023 by security type and credit rating:

(Dollars in thousands)	Municipal Securities	Subordinated Debt	Total HTM securities
March 31, 2024
Credit Rating:
AAA/AA/A	$14,751	$—	$14,751
Not Rated - Non Agency	—	2,500	2,500
Total	$14,751	$2,500	$17,251
December 31, 2023
Credit Rating:
AAA/AA/A	$14,775	$—	$14,775
Not Rated - Non Agency	—	2,500	2,500
Total	$14,775	$2,500	$17,275

As of  March 31, 2024 and  December 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of  March 31, 2024 and  December 31, 2023.

The scheduled maturities of securities available-for-sale and held-to-maturity at  March 31, 2024 were as follows:

	March 31, 2024
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$687	$679
Due from one to five years	1,000	976	2,957	2,927
Due from after five to ten years	13,948	12,160	7,209	7,143
Due after ten years	54,049	45,563	6,398	6,294
Total	$68,997	$58,699	$17,251	$17,043

The scheduled maturities of securities available-for-sale and held-to-maturity at  December 31, 2023 were as follows:

	December 31, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$318	$315
Due from one to five years	1,000	976	3,325	3,314
Due from after five to ten years	14,054	12,222	7,218	7,188
Due after ten years	54,611	46,730	6,414	6,346
Total	$69,665	$59,928	$17,275	$17,163

Securities with a fair value of $15.5 million and $16.1 million were pledged at March 31, 2024 and December 31, 2023, respectively.

The following tables summarize the unrealized loss positions of securities available-for-sale as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$72	$(1)	$18,677	$(4,253)	$18,749	$(4,254)
Subordinated Debt	—	—	7,751	(1,469)	7,751	(1,469)
Municipal securities:
Taxable	—	—	8,290	(2,352)	8,290	(2,352)
Tax-exempt	643	(4)	17,222	(2,202)	17,865	(2,206)
U.S Governmental Agencies	1,430	—	683	(32)	2,113	(32)
Total	$2,145	$(5)	$52,623	$(10,308)	$54,768	$(10,313)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$19,440	$(3,931)	$19,440	$(3,931)
Subordinated Debt	—	—	7,717	(1,503)	7,717	(1,503)
Municipal Securities:
Taxable	—	—	8,307	(2,342)	8,307	(2,342)
Tax-exempt	1,986	(34)	16,510	(1,915)	18,496	(1,949)
U.S Government Agencies	1,515	(1)	845	(37)	2,360	(38)
Total	$3,501	$(35)	$52,819	$(9,728)	$56,320	$(9,763)

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

At  March 31, 2024, there was one collateralized mortgage backed security with a fair value totaling approximately $72,000 in an unrealized loss position of less than 12 months and twenty-three collateralized mortgage backed securities totaling $19.0 million in an unrealized loss position of more than 12 months. At  March 31, 2024, there were twenty-one subordinated debt securities totaling $7.8 million in an unrealized loss position of more than 12 months. At  March 31, 2024 two tax-exempt municipal securities with fair values totaling approximately $643,000 were in an unrealized loss position of less than 12 months and twenty-eight securities totaling $16.5 million in an unrealized loss position of more than 12 months. At  March 31, 2024, there were eleven taxable municipal securities totaling $8.3 million in an unrealized loss position of more than 12 months. At  March 31, 2024, there was one government agency security with a fair value of $1.4 million in an unrealized loss position of less than 12 months and six government agency securities with a fair value of approximately $683,000  were in an unrealized loss position of more than 12 months.

Certain municipal securities originally purchased as available for sale were transferred to held to maturity during 2013. The unrealized loss on the securities transferred to held to maturity was amortized over the life of the securities, which ended on December 31, 2023.

The Company periodically invests in New Market Tax Credit opportunities, related primarily to certain community development projects. The Company receives tax credits related to these investments, for which the Company typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. These tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. On January 1, 2024, the Company transitioned from the equity method of accounting and began applying the proportional amortization method of accounting to its qualifying new markets tax credit investments in addition to its low income housing tax credit partnerships already subject to the proportional amortization method.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Residential Real Estate:
Single family	$209,272	$203,417
Multifamily	242,577	271,040
Farmland	142	145
Commercial Real Estate:
Owner-occupied	318,470	282,052
Non-owner occupied	494,917	461,775
Construction and Land Development	408,903	429,637
Commercial – Non Real-Estate:
Commercial & Industrial	71,822	75,415
Consumer – Non Real-Estate:
Unsecured	339	271
Secured	2,563	3,339
Total Gross Loans	1,749,005	1,727,091
Less: unearned fees, net	(5,364)	(5,448)
Less: allowance for credit losses - loans	(16,531)	(16,506)
Net Loans	$1,727,110	$1,705,137

The unsecured consumer loans above include $339,000 and $271,000 of overdrafts reclassified as loans at March 31, 2024 and December 31, 2023, respectively.

The following tables present the amortized cost basis by segments of the loan portfolio summarized by aging categories as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Nonaccrual	Current	Total Loans Receivable
Residential Real Estate:
Single Family	$—	$1,273	$—	$149	$207,850	$209,272
Multifamily	—	—	—	—	242,577	242,577
Farmland	—	—	—	—	142	142
Commercial Real Estate:
Owner occupied	—	—	—	—	318,470	318,470
Non-owner occupied	—	—	—	—	494,917	494,917
Construction & Land Development	2,228	350	—	8,272	398,053	408,903
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	842	70,980	71,822
Consumer – Non Real Estate:
Unsecured	—	—	—	—	339	339
Secured	—	—	—	—	2,563	2,563
Total	$2,228	$1,623	$—	$9,263	$1,735,891	$1,749,005

	December 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Nonaccrual	Current	Total Loans Receivable
Residential Real Estate:
Single Family	$—	$—	$—	$149	$203,268	$203,417
Multifamily	—	—	—	—	271,040	271,040
Farmland	—	—	—	—	145	145
Commercial Real Estate:
Owner occupied	—	—	—	—	282,052	282,052
Non-owner occupied	—	—	—	—	461,775	461,775
Construction & Land Development	—	—	—	—	429,637	429,637
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	851	74,564	75,415
Consumer – Non Real Estate:
Unsecured	—	—	—	—	271	271
Secured	25	—	4	—	3,310	3,339
Total	$25	$—	$4	$1,000	$1,726,062	$1,727,091

The following tables summarize the activity in the allowance for credit losses on loans by loan class for the three months ended March 31, 2024 and 2023.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended March 31, 2024	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,594	$8,888	$3,575	$1,435	$14	$16,506
Charge-offs	(132)	—	—	—	(9)	(141)
Recoveries	—	—	—	—	2	2
Provision for (recovery of) credit losses	6	860	(248)	(466)	12	164
Ending Balance	$2,468	$9,748	$3,327	$969	$19	$16,531
Ending Balance:

	Real Estate
For the three months ended March 31, 2023	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,146	$7,159	$3,347	$1,418	$44	$14,114
Impact of adopting ASC 326	59	614	19	172	31	895
Recoveries	8	—	—	—	3	11
Provision for (recovery of) credit losses	(18)	475	181	(170)	(53)	415
Ending Balance	$2,195	$8,248	$3,547	$1,420	$25	$15,435

The following table is a summary of the Company's nonaccrual loans by major categories for the periods indicated.

	March 31, 2024
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Residential Real Estate:
Single family	$149	$—	$149
Construction and Land Development	8,272	—	8,272
Commercial and Industrial	842	—	842
Total	$9,263	$—	$9,263

	December 31, 2023
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Residential Real Estate:
Single family	$149	$—	$149
Commercial and Industrial	851	—	851
Total	$1,000	$—	$1,000

The following table represents the accrued interest receivables written off by reversing interest income during the three months ended March 31, 2024. The Company did not write off accrued interest receivables during the three months ended March 31, 2023.

For the three months ended March 31,
2024
(Dollars in thousands)
Residential Real Estate:
Single family	$8
Construction and Land Development	297
Commercial & Industrial	94
Total	$399

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
●	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral
●	Commercial and industrial loans are generally secured by equipment, inventory, accounts receivable, and other commercial property.

The following table details the amortized cost of collateral dependent loans for the periods indicated:

(Dollars in thousands)	March 31, 2024
Residential Real Estate:
Single family	$149
Construction and Land Development	10,850
Commercial and Industrial	842
Total	$11,841

(Dollars in thousands)	December 31, 2023
Residential Real Estate:
Single family	$346
Commercial Real Estate:
Owner occupied	1,120
Commercial and industrial	851
Total	$2,317

As of  March 31, 2024, there were no real estate loans in the process of foreclosure.

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended March 31, 2024. The Company did not modify any loans to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

	Term Extension

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Residential Real Estate:
Single family	$364	0.2%	Deferred loan payment for three months
Construction & Land Development	12,057	2.9%	Extended term on interest only payments for six months
Commercial & Industrial	743	1.0%	Extended term on interest only payments for three months
Total	$13,168

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Credit quality risk ratings include regulatory classifications of Pass, Special Mention, Substandard, Doubtful and Loss. Loans classified as Pass have quality metrics to support that the loan will be repaid according to the terms established. Loans classified as Special Mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of prospects for repayment. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, based on current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for credit losses. Loans not classified are rated pass.

The following tables summarize the amortized cost basis by aggregate Pass and criticized categories of Special Mention and Substandard within the Company’s internal risk rating system by year of origination as of March 31, 2024 and December 31, 2023.  The following tables also summarize gross charge-offs, by year of origination for the three months ended March 31, 2024 and the year ended  December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
March 31, 2024
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single Family
Pass	$1,511	$47,593	$24,429	$23,676	$36,816	$40,496	$30,191	$—	$204,712
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,576	835	—	149	—	4,560
Total Residential Real Estate - Single Family	$1,511	$47,593	$24,429	$27,252	$37,651	$40,496	$30,340	$—	$209,272

Current period gross charge-offs	$—	$—	$—	$—	$—	$132	$—	$—	$132

Residential Real Estate - Multifamily
Pass	$2,671	$28,346	$56,314	$56,885	$40,352	$36,923	$21,086	$—	$242,577
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Residential Real Estate - Multifamily	$2,671	$28,346	$56,314	$56,885	$40,352	$36,923	$21,086	$—	$242,577

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$—	$—	$—	$—	$—	$142	$—	$—	$142
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Residential Real Estate - Farmland	$—	$—	$—	$—	$—	$142	$—	$—	$142

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$2,942	$68,176	$71,332	$42,121	$39,332	$75,466	$19,101	$—	$318,470
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$2,942	$68,176	$71,332	$42,121	$39,332	$75,466	$19,101	$—	$318,470

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$16,951	$22,976	$131,891	$52,062	$47,381	$178,020	$29,671	$—	$478,952
Special Mention	—	—	—	—	15,965	—	—	—	15,965
Substandard	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Non-Owner Occupied	$16,951	$22,976	$131,891	$52,062	$63,346	$178,020	$29,671	$—	$494,917

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & Land Development
Pass	$—	$8,256	$22,406	$14,754	$2,452	$7,874	$342,311	$—	$398,053
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,124	1,454	—	8,272	—	—	—	10,850
Total Construction & Land Development	$—	$9,380	$23,860	$14,754	$10,724	$7,874	$342,311	$—	$408,903

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & Industrial
Pass	$690	$9,213	$5,092	$9,895	$3,081	$10,157	$28,042	$—	$66,170
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	663	—	1,968	3,021	—	5,652
Total Commercial & Industrial	$690	$9,213	$5,092	$10,558	$3,081	$12,125	$31,063	$—	$71,822

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$339	$—	$339
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$339	$—	$339

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$85	$52	$237	$—	$37	$2,069	$83	$—	$2,563
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer - Secured	$85	$52	$237	$—	$37	$2,069	$83	$—	$2,563

Current period gross charge-offs	$—	$—	$—	$—	$—	$3	$6	$—	$9

Total
Pass	$24,850	$184,612	$311,701	$199,393	$169,451	$351,147	$470,824	$—	$1,711,978
Special Mention	—	—	—	—	15,965	—	—	—	15,965
Substandard	—	1,124	1,454	4,239	9,107	1,968	3,170	—	21,062
Total	$24,850	$185,736	$313,155	$203,632	$194,523	$353,115	$473,994	$—	$1,749,005

Current period gross charge-offs	$—	$—	$—	$—	$—	$135	$6	$—	$141

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2023
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single Family
Pass	$50,101	$17,502	$26,434	$34,453	$20,610	$20,542	$33,217	$—	$202,859
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	409	—	149	—	558
Total Residential Real Estate - Single Family	$50,101	$17,502	$26,434	$34,453	$21,019	$20,542	$33,366	$—	$203,417

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Multifamily
Pass	$28,346	$81,180	$60,156	$39,286	$27,270	$10,797	$24,005	$—	$271,040
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Residential Real Estate - Multifamily	$28,346	$81,180	$60,156	$39,286	$27,270	$10,797	$24,005	$—	$271,040

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$—	$—	$—	$—	$—	$145	$—	$—	$145
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Residential Real Estate - Farmland	$—	$—	$—	$—	$—	$145	$—	$—	$145

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$70,476	$55,222	$43,576	$39,621	$32,044	$37,360	$2,633	$—	$280,932
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,120	—	—	—	1,120
Total Commercial Real Estate - Owner Occupied	$70,476	$55,222	$43,576	$39,621	$33,164	$37,360	$2,633	$—	$282,052

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$23,091	$101,617	$51,291	$48,692	$30,595	$150,629	$32,122	$—	$438,037
Special Mention	—	—	—	16,000	—	—	—	—	16,000
Substandard	—	—	—	—	7,738	—	—	—	7,738
Total Commercial Real Estate - Non-Owner Occupied	$23,091	$101,617	$51,291	$64,692	$38,333	$150,629	$32,122	$—	$461,775

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & Land Development
Pass	$6,416	$32,544	$13,612	$2,455	$—	$8,118	$355,689	$—	$418,834
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,454	—	—	—	—	9,349	—	10,803
Total Construction & Land Development	$6,416	$33,998	$13,612	$2,455	$—	$8,118	$365,038	$—	$429,637

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & Industrial
Pass	$10,150	$5,271	$13,530	$3,495	$1,230	$10,466	$27,299	$—	$71,441
Special Mention	—	—	—	—	—	—	2,997	—	2,997
Substandard	—	—	—	—	536	353	88	—	977
Total Commercial & Industrial	$10,150	$5,271	$13,530	$3,495	$1,766	$10,819	$30,384	$—	$75,415

Current period gross charge-offs	$—	$—	$—	$—	$261	$201	$—	$—	$462

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$271	$—	$271
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$271	$—	$271

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$55	$252	$3	$51	$1,400	$1,497	$81	$—	$3,339
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer - Secured	$55	$252	$3	$51	$1,400	$1,497	$81	$—	$3,339

Current period gross charge-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6

Total
Pass	$188,635	$293,588	$208,602	$168,053	$113,149	$239,554	$475,317	$—	$1,686,898
Special Mention	—	—	—	16,000	—	—	2,997	—	18,997
Substandard	—	1,454	—	—	9,803	353	9,586	—	21,196
Total	$188,635	$295,042	$208,602	$184,053	$122,952	$239,907	$487,900	$—	$1,727,091

Current period gross charge-offs	$—	$—	$—	$—	$261	$207	$—	$—	$468

Unfunded Commitments

The Company maintains an allowance for credit losses on off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on funded loans. The allowance for credit losses for off-balance sheet credit exposure is classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposure for the three months ended March 31, 2024 and 2023, respectively.

(Dollars in thousands)	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
Balance, December 31, 2023	$1,009
Recovery of off-balance sheet credit losses, net	(359)
Balance, March 31, 2024	$650

(Dollars in thousands)	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
Balance, December 31, 2022	$—
Adjustment to allowance for off-balance sheet credit losses upon adoption of ASU 2016-13	1,310
Recovery of off-balance sheet credit losses, net	(132)
Balance, March 31, 2023	$1,178

Note 4. Intangible Assets

The carrying amount of computer software developed was $15.7 million and $14.7 million at March 31, 2024 and December 31, 2023. The following table presents the carrying amount of computer software developed as of  March 31, 2024 and  December 31, 2023.

	As of March 31, 2024		As of December 31, 2023
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Computer software	$15,691	$—	$14,657	$—
Total	$15,691	$—	$14,657	$—

The Company is still in the development stage of computer software where costs are capitalized. Capitalization ceases when the software is substantially complete and ready for its intended use. At that time the intangible asset will be amortized on a straight-line basis over the estimated useful life of the asset. As of  March 31, 2024, the Company has not recorded any amortization on its intangible computer software. We anticipate the amortization period for intangible computer software to be ten years, once placed in service, which is expected to begin in the second quarter of 2024.

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

The following tables summarize key elements of the Company’s derivative instruments as of March 31, 2024 and December 31, 2023.

March 31, 2024
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$220,939	41	$—	$22,374	$—
Matched interest rate swap with counterparty	$220,939	41	$22,374	$—	$—

December 31, 2023
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$224,008	42	$—	$18,569	$—
Matched interest rate swap with counterparty	$224,008	42	$18,569	$—	$—

The Company is able to recognize fee income upon execution of the interest rate swap contract. The Company did not record any interest rate swap fee income for the three months ended March 31, 2024 or 2023.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of March 31, 2024, and December 31, 2023, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities, with the exception of one subordinated debt security which is considered a Level 3.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 5: “Derivative Financial Instruments”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$18,772	$—	$18,772
Subordinated Debt	—	8,251	250	8,501
Municipal Securities:
Taxable	—	8,291	—	8,291
Tax-exempt	—	20,437	—	20,437
U.S. Government Agencies	—	2,698	—	2,698
Derivative asset – interest rate swap on loans	—	22,374	—	22,374
Total	$—	$80,823	$250	$81,073
Liabilities:
Derivative liability – interest rate swap on loans	$—	$22,374	$—	$22,374
Total	$—	$22,374	$—	$22,374

	December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$19,515	$—	$19,515
Subordinated Debt	—	8,217	250	8,467
Municipal Securities:
Taxable	—	8,307	—	8,307
Tax-exempt	—	20,742	—	20,742
U.S. Government Agencies	—	2,897	—	2,897
Derivative asset – interest rate swap on loans	—	18,569	—	18,569
Total	$—	$78,247	$250	$78,497
Liabilities:
Derivative liability – interest rate swap on loans	$—	$18,569	$—	$18,569
Total	$—	$18,569	$—	$18,569

During the three months ended March 31, 2024, there were no changes to the fair value of level three instruments.

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The Company did not have any assets that were measured at fair value on a nonrecurring basis as of  March 31, 2024 and   December 31, 2023.

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

March 31, 2024	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$124,741	$124,741	$124,741	$—	$—
Securities:
Available for sale	58,699	58,699	—	58,449	250
Held to maturity	17,251	17,043	—	17,043	—
Restricted securities	23,924	23,924	—	23,924	—
Loans, net	1,727,110	1,719,301	—	—	1,719,301
Derivative asset – interest rate swap on loans	22,374	22,374	—	22,374	—
Bank owned life insurance	38,609	38,609	—	38,609	—
Accrued interest receivable	9,978	9,978	—	9,978	—
Liabilities:
Deposits	$1,732,735	$1,732,891	$—	$1,007,215	$725,676
Subordinated debt, net	72,741	69,860	—	69,860	—
Derivative liability – interest rate swaps on loans	22,374	22,374	—	22,374	—
Accrued interest payable	3,008	3,008	—	3,008	—

December 31, 2023	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$114,513	$114,513	$114,513	$—	$—
Restricted equity securities	24,356	24,356	—	24,356	—
Securities:
Available for sale	59,928	59,928	—	59,678	250
Held to maturity	17,275	17,163	—	17,163	—
Loans, net	1,705,137	1,701,418	—	—	1,701,418
Derivative asset – interest rate swap on loans	18,569	18,569	—	18,569	—
Bank owned life insurance	38,318	38,318	—	38,318	—
Accrued interest receivable	10,725	10,725	—	10,725	—
Liabilities:
Deposits	$1,686,127	$1,685,487	$—	$989,791	$695,696
Subordinated debt, net	72,642	56,513	—	56,513	—
Federal funds purchased	15,000	14,968	—	—	14,968
Derivative liability – interest rate swaps on loans	18,569	18,569	—	18,569	—
Accrued interest payable	2,845	2,845	—	2,845	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. Assumptions utilized in the aggregation of fair value of our loan portfolio include prepayment rates, probability of default and loss given default, and discount rates on cash flows. Our third party valuation utilizes average data by homogenous loan segments nationwide and may not properly reflect the characteristics of our specific portfolio. There were no changes in methodologies or transfers between levels at March 31, 2024 and December 31, 2023.

Note 7. Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which then shared in the earnings of the Company. There were no such potentially dilutive securities outstanding in 2024 or 2023.

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

	For the Three Months Ended March 31,
(Dollars in thousands, except for share and per share data)	2024	2023
Net income	$3,305	$8,151
Preferred stock dividends	(539)	(539)
Net income available to common shareholders	$2,766	$7,612
Weighted average number of common shares issued, basic and diluted	7,611,990	7,517,213
Earnings per common share:
Basic and diluted earnings per common share	$0.36	$1.01

Note 8. Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes, as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Unrealized loss on investment securities available-for-sale	$(10,298)	$(9,737)
Unrealized loss on securities transferred to HTM	—	(6)
Tax benefit	2,368	2,265
Total accumulated other comprehensive loss	$(7,930)	$(7,478)

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

Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2024 and 2023 was $163,000 and $111,000, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized lease expense of $171,000 and $121,000, respectively.

	As of March 31,	As of December 31,
(Dollars in thousands)	2024	2023
Lease liabilities	$6,842	$6,902
Right-of-use assets	6,143	6,211
Weighted-average remaining lease term – operating leases (in months).	152.6	155.9
Weighted-average discount rate – operating leases	2.82%	2.80%

	For the three months ended March 31,	For the three months ended March 31,
(Dollars in thousands)	2024	2023
Lease Cost
Operating lease cost	$171	$121
Total lease costs	$171	$121
Cash paid for amounts included in measurement of lease liabilities	$163	$111

The Company is the lessor for three operating leases. One lease is extended on a month-to-month basis while two of these leases have arrangements for over twelve months with an option to extend the lease terms. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. Total rent income on these operating leases is approximately $8,000 per month.

As of  March 31, 2024 and  December 31, 2023, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of  March 31, 2024 is as follows:

(Dollars in thousands)
2024	$616
2025	691
2026	709
2027	587
2028	594
Thereafter	4,363
Total undiscounted cash flows	$7,560
Discount	(718)
Lease liabilities	$6,842

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2023, previously filed with the SEC on March 20, 2024. Results for the three months ended March 31, 2024 are not necessarily indicative of results for the year ending December 31, 2024 or any future period.

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

●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;

●	liquidity, interest rate and operational risks associated with our business;

●	implications of our status as a smaller reporting company and as an emerging growth company;

●	a work stoppage, forced quarantine, or other interruption or the unavailability of key employees; and

●	other risk factors and information included in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q.

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

Avenu

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced Avenu, a division of MainStreet Bank. Avenu represents the Company’s suite of Banking as a Service (“BaaS”) solutions designed to meet the banking needs of Fintech customers. We believe our approach to providing a proprietary BaaS solution is unique. Our transformational subledger combined with our high-touch compliance training goes beyond the industry standards to ensure that our Fintech partners will prosper. This division of MainStreet Bank currently serves money service businesses, payment processors, and BaaS customers and provides the Bank with valuable low-cost deposits and additional streams of fee income. A major component of the BaaS solution includes a fintech core, which is Software as a Service (SaaS). As of March 31, 2024, we have capitalized $15.7 million in developing our SaaS solution, which is shown separately on our statement of financial condition. Our SaaS software program will be deployed in the second quarter of 2024. Additional information can be found in Note 4 of our consolidated financial statements, our investor presentations filed quarterly, and in the investor relations portion of our website.

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

Effects of Inflation

The United States is experiencing the effects of elevated inflation. In response, the Federal Open Markets Committee (FOMC) raised the Federal Funds rate 425 basis points throughout 2022 and an additional 100 basis points during the first nine months of 2023. In addition to raising the Federal Funds rate, the Federal Reserve may take other means necessary to fulfill its dual mandate.

The effects of inflation and the actions of the Federal Reserve, as well as the economy at large may impact the Bank’s customers, including their willingness and ability to repay their obligations, to invest, to save or to spend. This impact could affect the Bank’s customer's general appetite for banking products and the credit health of the Bank’s customer base. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2024, have remained unchanged since our Annual Report on Form 10-K for the year ended December 31, 2023 was filed, unless noted herein. Any changes are discussed in our Recently Issued Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended March 31, 2024 and 2023

General

Total revenue increased $3.6 million to $33.3 million for the three months ended March 31, 2024 from $29.6 million for the three months ended March 31, 2023. These increases in total revenue were offset primarily by an increase in interest expense. Total expenses increased $10.0 million to $29.3 million for the three months ended March 31, 2024 from $19.3 million for the three months ended March 31, 2023, of which interest expense accounted for $9.4 million. The increase in revenue for the three months ended March 31, 2024 was primarily due to increases in loan interest income of $3.8 million over the same period in 2023. Operating costs grew moderately by 5%, or $621,000 for the three months ended March 31, 2024 from $11.7 million for the three months ended March 31, 2023. Net income decreased $4.8 million to $3.3 million for the three months ended March 31, 2024 from $8.2 million for the three months ended March 31, 2023. The decrease in net income was primarily impacted by the sharp rise in funding costs that occurred in the last three quarters of 2023.

Interest Income

Total interest income increased $3.7 million, or 13.0%, to $32.4 million for the three months ended March 31, 2024 from $28.7 million for the three months ended March 31, 2023, on a tax equivalent basis. The increase was primarily the result of an increase in interest and fees on loans of $3.8 million. Total average interest-earning assets increased $100.2 million, to $1.91 billion for the three months ended March 31, 2024 from $1.81 billion for the same period in 2023 primarily because of an increase of $129.0 million in the average balance of loans and was offset by a decrease of $26.7 million in the average balance of federal funds sold and a $2.1 million decrease in the average balance of investment securities. The average yield on our interest-earning assets increased 38 basis points to 6.80% for the three months ended March 31, 2024 as compared to 6.42% for the three months ended March 31, 2023 primarily due to market conditions, and the Federal Reserve increasing the benchmark interest rates by 525 basis points throughout 2022 and 2023.

Interest and fees on loans increased $3.8 million, to $30.5 million for the three months ended March 31, 2024 from $26.7 million for the same period in 2023. This increase was primarily due to an increase in the average yield on loans and the average loans outstanding increasing $129.0 million, which increased to $1.73 billion for the three months ended March 31, 2024 from $1.60 billion for the three months ended March 31, 2023. The average yield on loans increased 29 basis points, or 4.3%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Interest income on federal funds sold and interest-earning deposits increased by $50,000 to $1.2 million for the three months ended March 31, 2024, from $1.1 million for the three months ended March 31, 2023. The increase was primarily due to an increase in the average yield on these deposits despite the average balances decreasing over the same time period. The average balance of interest-earning deposits and federal funds sold decreased $26.7 million to $92.0 million for the three months ended March 31, 2024 from $118.7 million for the same period in 2023. The average yield increased to 5.15% for the three months ended March 31, 2024 from 3.87% for the same period in 2023.

Interest on investment securities decreased by $75,000 to $777,000 for the three months ended March 31, 2024 from $852,000 for the three months ended March 31, 2023 on a fully tax-equivalent basis. Interest on investments in U.S Treasury, U.S. Government Agencies, and U.S Municipals decreased in total $13,000, or 3.6%, to $364,000 for the three months ended March 31, 2024, from $377,000 for the three months ended March 31, 2023. Interest on mortgage-backed securities decreased by $15,000, or 13.0%, to $102,000 for the three months ended March 31, 2024, from $118,000 for the three months ended March 31, 2023. Subordinated debt interest income increased by $2,000, or 2.0%, to $136,000 for the three months ended March 31, 2024, from $133,000 for the three months ended March 31, 2023. The average yield on taxable securities decreased  53 basis points, to 3.12%  and the average yield on tax-exempt securities increased 9 basis points, to 3.66% on a tax equivalent basis for the three months ended March 31, 2024, from 3.65% and 3.57%, respectively, for the same period in 2023. Fluctuation in market rates and maturing securities resulted in investment income decreasing, in conjunction with, the average balance of investment securities decreasing by $2.1 million, to $93.4 million for the three months ended March 31, 2024, from $95.5 million for the three months ended March 31, 2023.

Interest Expense

Total interest expense increased $9.4 million, to $17.0 million for the three months ended March 31, 2024 from $7.6 million for the three months ended March 31, 2023, primarily due to a $4.7 million increase in interest expense on time deposits and a $4.0 million increase in interest expense on money market deposits. The Company also saw an increase of interest expense on interest bearing demand deposits of $1.5 million in the three months ended March 31, 2024 over the three months ended March 31, 2023. These increases were offset by a decrease of interest expense of $860,000 on advances from the Federal Home Loan Bank in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Interest expense on deposits increased $10.2 million to $16.0 million for the three months ended March 31, 2024 from $5.8 million for the three months ended March 31, 2023 primarily as a result of an increase in average interest-bearing deposit yields and balances. The increase in average deposit balances was $300.3 million to $1.33 billion during the three months ended March 31, 2024 as compared to $1.03 billion for the three months ended March 31, 2023. The increase in the average balance of interest-bearing deposits was primarily a result of a $208.6 million increase in the average balance of money market deposit accounts and by a $36.6 million increase in the average balance of time deposits. The average cost of deposits was 482 basis points for the three months ended March 31, 2024, compared to 227 basis points for the three months ended March 31, 2023. The average rate paid on money market deposits increased 262 basis points to 4.79% for the three months ended March 31, 2024 from 2.17% for the three months ended March 31, 2023. The average rate paid on interest-bearing demand deposits increased 343 basis points to 5.10% for the three months ended March 31, 2024 from 1.67% for the three months ended March 31, 2023 primarily due to market competition and the interest rate environment. The average cost of certificates of deposit increased by 249 basis points to 4.99% for the three months ended March 31, 2024 as compared to 2.50% for the three months ended March 31, 2023. The decrease in the average balance of non-interest bearing demand deposits for the three months ended March 31, 2024, primarily was the result of depositors looking for higher yielding products and market competition.

Net Interest Income

Net interest income decreased approximately $5.7 million, or 27.1%, to $15.4 million for the three months ended March 31, 2024 from $21.1 million for the three months ended March 31, 2023 in connection with our net interest-earning assets decreasing $130.5 million to $496.6 million for the three months ended March 31, 2024 from $627.1 million for the three months ended March 31, 2023. The interest rate spread tightened by 185 basis points to 1.99% for the three months ended March 31, 2024 from 3.84% for the three months ended March 31, 2023, on a tax equivalent basis. The net interest margin compressed by 149 basis points from 4.73% for the three months ended March 31, 2023 to 3.24% for the three months ended March 31, 2024 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,728,761	$30,487	7.07%	$1,599,756	$26,731	6.78%
Investment securities:
Taxable	56,001	435	3.12%	57,600	518	3.65%
Tax-exempt	37,420	342	3.66%	37,941	334	3.57%
Federal funds and interest-bearing deposits	91,993	1,182	5.15%	118,670	1,132	3.87%
Total interest-earning assets	1,914,175	$32,446	6.80%	1,813,967	$28,715	6.42%
Non-interest-earning assets	123,294			71,704
Total assets	$2,037,469			$1,885,671
Interest-bearing liabilities:
Interest-bearing demand deposits	$146,248	$1,860	5.10%	$83,388	$343	1.67%
Savings and NOW deposits	44,219	157	1.42%	51,943	108	0.84%
Money market deposits	433,654	5,178	4.79%	225,037	1,203	2.17%
Time deposits	710,019	8,833	4.99%	673,441	4,144	2.50%
Total interest-bearing deposits	1,334,140	16,028	4.82%	1,033,809	5,798	2.27%
Federal funds purchased	7,476	107	5.74%	2,965	38	5.20%
Federal Home Loan Bank advances	3,297	46	5.60%	77,833	906	4.72%
Subordinated debt	72,703	820	4.52%	72,306	812	4.55%
Total interest-bearing liabilities	1,417,616	$17,001	4.81%	1,186,913	$7,554	2.58%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	397,753			497,155
Total liabilities	1,815,369			1,684,068
Stockholders’ equity	222,100			201,603
Total liabilities and stockholders’ equity	$2,037,469			$1,885,671
Net interest income		$15,445			$21,161
Interest rate spread(2)			1.99%			3.84%
Net interest-earning assets(3)	$496,559			$627,054
Net interest margin(4)			3.24%			4.73%
Average interest-earning assets to average interest-bearing liabilities	135.0%			152.83%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a fully tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Three Months Ended
	March 31, 2024 and 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,455	$1,301	$3,756
Investment securities:
Taxable	(13)	(70)	(83)
Tax-exempt	(22)	30	8
Federal funds and interest-bearing deposits	(1,209)	1,259	50
Total interest-earning assets	1,211	2,520	3,731
Interest-bearing liabilities:
Interest-bearing demand deposits	407	1,110	1,517
Savings and NOW accounts	7	42	49
Money market deposits	1,727	2,248	3,975
Time deposits	189	4,500	4,689
Total deposits	2,330	7,900	10,230
Federal funds purchased	65	4	69
Federal Home Loan Bank advances	(1,867)	1,007	(860)
Subordinated debt	23	(15)	8
Total interest-bearing liabilities	551	8,896	9,447
Change in net interest income	$660	$(6,376)	$(5,716)

Provision for Credit Losses

Management believes that the provision recorded for the period ended March 31, 2024 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

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

The provision for credit losses on loans decreased by $251,000 for the three months ended March 31, 2024 from a provision for credit losses on loans of $415,000 for the three months ended March 31, 2023. Loan originations, which totaled approximately $45.5 million for the three months ended March 31, 2023 decreased $11.5 million to $34.0 million for the three months ended March 31, 2024. During the quarter ended March 31, 2024, the Company was able to further segment many loans within the commercial and industrial segment that had collateral backed by government contracts. These loans present a different risk profile than typical commercial and industrial loans, and come with different qualitative factors within our credit loss model. The Company did see an uptick in non-performing loans at March 31, 2024, with a balance of $9.3 million, however this is largely attributed to one loan and the Company is actively working towards a solution. As of March 31, 2024, the Company had only 2.12% criticized and classified loans to total gross loans.

The recovery of credit losses on off-balance sheet credit exposure was $359,000 for the three months ended March 31, 2024 and $132,000 for the three months ended March 31, 2023.

During the three months ended March 31, 2024, special mention loans decreased $3.0 million and substandard loans remained consistent as of March 31, 2024 with a balance of $21.1 million. Of the substandard loans as of March 31, 2024, 52% is related to one relationship that the Company feels is on a path to positive resolution and an additional 27% of substandard loans have SBA guarantees associated with them. As interest rates have risen significantly over the last two years, management believes in taking a proactive approach to risk management in the loan portfolio, particularly as credits are due to reprice in a new rate environment . During the three months ended March 31, 2024, there was $141,000 in charge-offs incurred and recoveries of $2,000 were received.

Non-Interest Income

Non-interest income decreased $112,000, or 11.2%, to $891,000 for the three months ended March 31, 2024 from $1.0 million for the three months ended March 31, 2023. The decrease in non-interest income was primarily due to decreases in deposit account service charges in the three months ended March 31, 2024 compared to the same period in 2023. The decrease in account service charges was offset by an increase $37,000 in bank owned life insurance income for the three months ended March 31, 2024, as a result of the elevated interest rate environment compared to same period in the prior year. The Company continues to focus on increasing fee as it continues to add services that strategically benefit our customers.

Non-Interest Expense

Non-interest expense increased $621,000, or 5.3%, to $12.3 million for the three months ended March 31, 2024, from $11.7 million for the three months ended March 31, 2023 primarily because of increases in furniture and equipment expenses and other various operating expenses of $400,000. Information security tools and other software expenses increased approximately $321,000 to $465,000 for the three months ended March 31, 2024, from $144,000 for the three months ended March 31, 2023. Franchise taxes increased approximately $98,000 to $557,000 for the three months ended March 31, 2024, from $459,000 for the three months ended March 31, 2023 because of the make up of the Company’s capital as of March 31, 2024 compared to the balance sheet as of March 31, 2023. Offsetting these increases was a decrease in advertising and marketing expenses of $343,000, or 43.0%, to $454,000 for the three months ended March 31, 2024 from $797,000 for the three months ended March 31, 2023 due to timing and being selective in initiatives to further enhance the Company's brand.

Income Tax Expense

Income tax expense decreased $1.1 million, or 57.6%, to a tax expense of $830,000 for the three months ended March 31, 2024 from a tax expense of $2.0 million for the three months ended March 31, 2023. The decrease in federal income tax expense for the three months ended March 31, 2024 compared to the same period a year ago was driven by the decrease in income before income taxes of $6.0 million, to income before income tax of $4.1 million for the three months ended March 31, 2024 compared to income before income tax expense of $10.1 million for the same period in the prior year. The Company was able to apply and claim a research and development tax credit of approximately $326,000 for its associated work in developing a software platform in 2023. The Company also invests in projects that have tax credit benefits in order to help reduce its overall tax liability. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $105,000 for the three months ended March 31, 2024. For the three months ended March 31, 2024, the Company had an effective income tax expense rate of 20.1%, compared to an effective income tax expense rate of 19.4% for the three months ended March 31, 2023. Since the Company adopted the proportional amortization method to account for its tax credit investments, we expected our effective income tax rate to increase moderately.

Comparison of Statements of Financial Condition at March 31, 2024 and December 31, 2023

Total Assets

Total assets increased $34.6 million, or 1.7%, to $2.1 billion at March 31, 2024 from $2.0 billion at December 31, 2023. The increase was primarily the result of increases in the loan portfolio of $21.9 million and an increase in federal funds sold of $14.6 million as of March 31, 2024.

Investment Securities

Investment securities decreased $1.7 million, or 1.7%, from $101.6 million at December 31, 2023 to $99.9 million at March 31, 2024. The decrease was primarily due to normal paydown of available-for-sale securities and amortization of certain restricted stock securities. At March 31, 2024, our held-to-maturity portion of the securities portfolio, at amortized cost, was $17.3 million, and our available-for-sale portion of the securities portfolio, at fair value, was $58.7 million compared to our held-to-maturity portion of the securities portfolio of $17.3 million and our available-for-sale portion of the securities portfolio of $59.9 million at December 31, 2023.

Net Loans

Net loans increased $22.0 million, or 1.3%, to $1.73 billion at March 31, 2024 from $1.71 billion at December 31, 2023. Residential real estate loans decreased $22.6 million, or 4.8%, to $452.0 million at March 31, 2024 from $474.6 million at December 31, 2023. Commercial real estate loans increased by $69.6 million from $743.8 million at December 31, 2023 to $813.4 million at March 31, 2024. Commercial and industrial loans decreased by $3.6 million from $75.4 million at December 31, 2023 to $71.8 million at March 31, 2024.  Construction loans decreased $20.7 million to $408.9 million at March 31, 2024 from $429.6 million at December 31, 2023. Consumer loans decreased by $708,000 from $3.6 million at December 31, 2023 to $2.9 million at March 31, 2024. The decrease in consumer loans is primarily a result of management’s decision to let the indirect lending portfolio amortize off the balance sheet.

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

The Company holds a concentration in commercial real estate loans. As of March 31, 2024, construction, land development and other land loans represented 130.1% of consolidated risk-based capital. Total commercial real estate loans as defined by the Agency guidance represented 364.7% of consolidated risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio by 56%.

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

	March 31, 2024
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction	$408,903	$(4,091)	(1.00)%
Non-Owner Occupied CRE (2)	737,494	(8,124)	(1.10)%
All Other Loans (3)	602,608	(18,320)	(3.04)%
AFS Securities	68,997	(7,930)	(11.49)%
HTM Securities	17,251	(164)	(0.95)%
Swap Portfolio	—	—	—
Bank Owned Life Insurance	38,609	(38)	(0.10)%
Total	$1,873,862	$(38,667)	(2.06)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D
(3) The historical loss percentage for "All Other Loans: changed between December 31, 2023 and March 31, 2024

	December 31, 2023
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction	$429,637	$(4,606)	(1.07)%
Non-Owner Occupied CRE (2)	732,815	(7,635)	(1.04)%
All Other Loans	564,639	(11,994)	(2.12)%
AFS Securities	69,665	(7,478)	(10.73)%
HTM Securities	17,275	(88)	(0.51)%
Swap Portfolio	—	—	—
Bank Owned Life Insurance	38,318	(39)	(0.10)%
Total	$1,852,349	$(31,840)	(1.72)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D

The total estimated stress test loss is deducted from capital and we recalculate the capital ratios. As shown in the tables below, as of March 31, 2024 and December 31, 2023, the post-stress capital ratios well exceed our Board target ratios as well as Agency minimums (with buffer). For Non-Owner-Occupied CRE & Multi-family the stress test is bifurcated with a low-end loss estimate and high-end estimate. The Low Estimate produces loss amounts for loans that are flagged for default (per the model) and floors the loss amount at zero. The High Estimate executes similar to the low estimate but floors the Loss-Given-Default rate at 10%, per Basel Committee on Banking Supervision rules. It also has a collective loss held on all loans regardless of if the loan is flagged for default.

March 31, 2024 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	As of March 31, 2024	Post Stress, Low Estimate	Post Stress, High Estimate
Community Bank Leverage Ratio	8.00%	8.50%	14.54%	13.21%	13.04%
Leverage Ratio	5.00%	8.00%	14.54%	13.21%	13.04%
Total Risk-Based Capital	10.00%	11.50%	17.05%	15.57%	15.39%
Tier 1 Risk-Based Capital	8.00%	9.50%	16.12%	14.64%	14.45%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	16.12%	14.21%	14.02%

December 31, 2023 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	As of December 31, 2023	Post Stress, Low Estimate	Post Stress, High Estimate
Community Bank Leverage Ratio	8.00%	8.50%	14.66%	13.74%	13.59%
Leverage Ratio	5.00%	8.00%	14.66%	13.74%	13.59%
Total Risk-Based Capital	10.00%	11.50%	17.18%	16.17%	16.00%
Tier 1 Risk-Based Capital	8.00%	9.50%	16.22%	15.20%	15.04%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	16.22%	14.79%	14.62%

The following two tables break down the March 31, 2024 and December 31, 2023 non-owner occupied CRE portfolio balances by showing the current balance in each sub-category and location. The tables also display very favorable weighted average interest rates and weighted average loan-to-values for both periods. The weighted average occupancy percentages are also broadly favorable for both periods.

March 31, 2024
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$217,748	$7,323	$17,506	$—	$242,577	6.20%	69%	83%
Office:
Mixed use	615	2,716	3,051	—	6,382	5.41%	64%	81%
Medical	—	22,371	15,162	482	38,015	5.61%	63%	69%
Office	1,324	1,892	5,309	—	8,525	6.09%	58%	90%
Office to Residential Conversion	—	—	21,550	—	21,550	9.50%	52%	N/A
Hospitality	29,173	61,401	72,937	—	163,511	6.04%	65%	N/A (3)
Retail/Commercial	73,241	43,752	95,238	11,924	224,155	5.96%	58%	74%
Industrial	745	14,654	5,746	5,970	27,115	6.50%	59%	86%
Other	—	—	—	5,664	5,664	6.00%	66%	0%
Total Non-Owner Occupied CRE	322,846	154,109	236,499	24,040	737,494	6.14%	63%	69%
Construction and Land Development
Multifamily	112,861	—	11,517	18,250	142,628	8.01%	63%	N/A
1-4 family	77,764	—	60,480	—	138,244	9.20%	64%	N/A
Retail/Commercial	18,863	—	—	—	18,863	9.13%	72%	N/A
Raw land	—	3,690	15,070	7,970	26,730	8.47%	54%	N/A
Hospitality	—	10,633	—	—	10,633	9.50%	63%	N/A
Industrial	28,563	—	1,134	—	29,697	7.00%	57%	N/A
Mixed use	3,544	—	—	—	3,544	9.10%	57%	N/A
Other	1,257	10,811	14,719	11,777	38,564	8.38%	47%	N/A
Total Construction and Land Development	242,852	25,134	102,920	37,997	408,903	8.49%	60%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$565,698	$179,243	$339,419	$62,037	$1,146,397	6.98%	62%	N/A

(1) Loan-to-value is based on maximum potential outstanding at time of origination
(2) Non-owner occupied includes multifamily call code 1D
(3) Hospitality relies upon individual STR data

December 31, 2023
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$246,153	$7,357	$17,530	$—	$271,040	6.27%	64%	81%
Office:
Mixed use	9,445	2,729	4,395	—	16,569	6.65%	36%	87%
Medical	—	22,428	15,297	499	38,224	5.61%	43%	69%
Office	—	1,892	6,386	—	8,278	6.64%	43%	87%
Office to Residential Conversion	—	—	21,550	—	21,550	9.50%	48%	N/A
Hospitality	—	60,530	73,677	—	134,207	6.77%	60%	N/A (3)
Retail/Commercial	60,133	42,084	94,400	11,977	208,594	6.06%	44%	80%
Industrial	753	14,007	7,809	6,015	28,584	7.29%	63%	96%
Other	—	—	—	5,769	5,769	6.00%	60%	0%
Total Non-Owner Occupied CRE	316,484	151,027	241,044	24,260	732,815	6.46%	57%	71%
Construction and Land Development
Multifamily	103,608	—	11,060	14,563	129,231	8.44%	62%	N/A
1-4 family	95,764	—	54,947	—	150,711	8.99%	63%	N/A
Office:	1,328	—	—	—	1,328	4.85%	21%	N/A
Retail/Commercial	17,798	—	—	—	17,798	9.13%	72%	N/A
Raw land	—	3,690	15,457	8,000	27,147	8.00%	36%	N/A
Hospitality	—	7,070	—	—	7,070	9.50%	63%	N/A
Industrial	25,110	—	1,477	7,458	34,045	7.27%	51%	N/A
Mixed use	9,511	—	15,730	—	25,241	9.17%	68%	N/A
Other	1,757	23,081	12,228	—	37,066	9.00%	54%	N/A
Total Construction and Land Development	254,876	33,841	110,899	30,021	429,637	8.66%	60%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$571,360	$184,868	$351,943	$54,281	$1,162,452	7.39%	60%	N/A

(1) Loan-to-value is based on maximum potential outstanding at time of origination
(2) Non-owner occupied includes multifamily call code 1D
(3) Hospitality relies upon individual STR data

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

The following two tables depict a well-diversified portfolio of owner-occupied commercial real estate as of March 31, 2024 and December 31, 2023.  The properties are distributed nicely among the Company's footprint. This loan segment continues to perform very well and is supported by strong loan-to-values (LTVs). The following table sets forth our owner-occupied CRE portfolio by the business industry groups that occupy the properties for the periods indicated.

March 31, 2024
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$15,214	$2,978	$10,976	$5,577	$34,745	5.59%	69%
Administrative and support	—	4,500	4,519	—	9,019	5.49%	56%
Arts and recreation	—	—	37,204	—	37,204	6.12%	62%
Construction services	13,916	4,033	16,135	—	34,084	5.60%	69%
Education services	28,846	—	5,551	—	34,397	5.86%	61%
Health care	4,784	18,285	16,451	138	39,658	7.04%	78%
Manufacturing	—	—	6,138	—	6,138	4.22%	56%
Religious and other	6,114	8,025	46,430	942	61,511	6.10%	64%
Professional, scientific, tech services	2,891	—	9,503	—	12,394	5.30%	75%
Real estate and rental leasing	750	2,254	3,054	—	6,058	6.59%	67%
Retail trade	889	9,336	24,908	—	35,133	5.87%	69%
Wholesale trade	—	183	829	7,117	8,129	5.98%	73%
Total Owner Occupied CRE	$73,404	$49,594	$181,698	$13,774	$318,470	5.97%	67%

(1) Loan-to-value is based on maximum potential outstanding at time of origination
December 31, 2023
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$17,925	$2,995	$12,186	$5,605	$38,711	5.68%	69%
Administrative and support	—	4,500	4,557	—	9,057	5.49%	56%
Arts and recreation	—	—	37,127	—	37,127	6.14%	62%
Construction services	5,173	4,035	16,278	—	25,486	5.23%	73%
Education services	29,169	—	5,581	—	34,750	5.86%	61%
Health care	4,810	993	16,836	139	22,778	5.43%	76%
Manufacturing	—	—	6,218	—	6,218	4.33%	55%
Religious and other	6,141	8,047	32,305	946	47,439	5.78%	66%
Professional, scientific, tech services	2,908	—	10,474	—	13,382	5.06%	75%
Real estate and rental leasing	—	2,281	1,168	—	3,449	6.55%	62%
Retail trade	894	6,692	25,249	2,670	35,505	5.83%	69%
Wholesale trade	—	184	837	7,129	8,150	5.98%	73%
Total Owner Occupied CRE	$67,020	$29,727	$168,816	$16,489	$282,052	5.72%	67%

(1) Loan-to-value is based on maximum potential outstanding at time of origination

Allowance for Credit Losses - Loans

The allowance for credit losses on loans represents an amount that, in our judgment, will be adequate to absorb current and expected losses in the loan portfolio. The provision for credit losses on loans increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of year	$16,506	$14,114
Impact of adopting ASC 326	—	895
Charge-offs:
Residential real estate	(132)	—
Commercial and industrial	—	(462)
Consumer	(9)	(6)
Total charge-offs	(141)	(468)
Recoveries:
Residential real estate	—	7
Consumer	2	15
Total recoveries	2	22
Net charge-offs	(139)	(446)
Provision for credit losses - loans	164	1,943
Balance at end of period	$16,531	$16,506
Ratios:
Net charge-offs recoveries to average loans outstanding	0.01%	0.03%
Allowance for credit losses on loans to non-performing loans	1.78X	16.44X
Allowance for credit losses on loans to gross loans at end of period	0.95%	0.96%

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	March 31,	December 31,
	2024	2023
	(Dollars in thousands)
Non-accrual loans:
Residential real estate
Single family	149	149
Construction and land development	8,272	—
Commercial and industrial	842	851
Total non-accrual loans	9,263	1,000
Loans 90 days past due and still accruing	—	4
Total non-performing loans	9,263	1,004
Other real estate owned	—	—
Total non-performing assets	$9,263	$1,004
Ratios:
Total non-performing loans to gross loans receivable	0.53%	0.06%
Total non-performing loans to total assets	0.45%	0.05%
Total non-performing assets to total assets	0.45%	0.05%

Deposits

Deposits increased $46.6 million, or 2.8% to $1.73 billion at March 31, 2024 from $1.69 billion at December 31, 2023. Our core deposits increased $60.2 million, or 4.8%, to $1.31 billion at March 31, 2024 from $1.25 billion at December 31, 2023. Non-interest bearing demand deposits increased $155.7 million, or 4.3%, to $348.9 million at March 31, 2024 from $364.6 million at December 31, 2023. Interest bearing demand deposits increased $28.2 million, or 20.6%, to $165.3 million at March 31, 2024 from $137.1 million at December 31, 2023. Time deposits increased $29.2 million, or 4.0%, to $725.5 million at March 31, 2024 from $696.3 million at December 31, 2023.  Money market demand deposits increased $4.7 million, or 1.1%, to $446.9 million at March 31, 2024 from $442.2 million at December 31, 2023. The increase in money market deposit accounts and time deposits were primarily the result of the higher rate environment, deposit competition, and customers looking for additional interest-bearing options.

The following table presents the Company’s deposits segregated by major category as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(Dollars in thousands)
Deposit type:	Balance	Percent %		Percent %
Interest-bearing demand deposits	$165,331	9.5%	$137,128	8.1%
Savings and NOW	46,036	2.7%	45,878	2.7%
Money market demand deposits	446,903	25.8%	442,179	26.2%
Time deposits	725,520	41.9%	696,336	41.3%
Interest-bearing deposits	1,383,790	79.9%	1,321,521	78.4%

Non-interest bearing demand deposits	348,945	20.1%	364,606	21.6%

Total deposits	$1,732,735	100.0%	$1,686,127	100.0%

The Company uses wholesale deposits as a funding source in addition to customer deposits. Wholesale deposits provide a diversified and stable source of funding during times of market volatility. As of March 31, 2024, the Company had $420.5 million of total wholesale deposit funding sources, a decrease of $12.5 million compared to December 31, 2023, which totaled $433.0 million.

Given the interest rate environment and strategic initiatives, the Company replaced maturing lower yielding wholesale CDs with higher market rate CDs. The replacement CDs include call options at our discretion if economic conditions changed. The Company also utilized additional wholesale demand deposits to provide liquidity and more effectively balance our interest rate sensitivity. During the quarter ended, total wholesale deposit funding accounted for approximately 35% of our interest expense.

The following table presents the Company's total wholesale deposit composition, concentrations, current rate and remaining duration, if applicable as of March 31, 2024.

	March 31, 2024				December 31, 2023
(Dollars in thousands)
Wholesale Money Market Deposits Accounts (MMDA)		Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)		Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)
Wholesale MMDAs	$101,556	24.2%	5.45%	N/A	$120,536	27.8%	5.75%	N/A

Wholesale Time Deposits
Listing Service CDs (1)	31,598	7.5%	4.83%	3	34,481	8.0%	4.86%	5
Wholesale CDs:
Term	114,392	27.2%	3.97%	6	148,906	34.4%	4.32%	7
Term with Call Option (2)	172,957	41.1%	5.17%	42	129,083	29.8%	5.22%	30
Total Wholesale CDs	287,349				277,989

Total Wholesale Deposits	$420,503	100.0%			$433,006	100.0%

(1) Listing service CDs are excluded from being classified as wholesale deposits, per FDIC call report instructions
(2) Average weighted call date is May 2024

Regulatory Defined Wholesale Deposits

Each quarter the Bank files a bank call report with the FDIC, which has a specific way it defines wholesale brokered deposits. As of March 31, 2024, the Company had $388.9 million of wholesale deposits outstanding, as defined by FDIC, a decrease of $9.6 million from December 31, 2023. In addition, pursuant to rule 12 CFR 337.6(e), well-capitalized and well-rated institutions are not required to treat reciprocal deposits as wholesale deposits up to the lesser of 20 percent of their total liabilities or $5 billion. Reciprocal core deposits exceeding this threshold must be reported additionally as wholesale deposits for call report purposes only. As of March 31, 2024, the Company additionally reported $210.9 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $599.8 million as of March 31, 2024. As of March 31, 2024, all of the Company's reciprocal deposits were core deposits from customers who placed their deposits in the reciprocal network for additional FDIC insurance coverage.

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities. The Company uses wholesale deposits in addition to customer deposits, as funding sources. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB secured advances, other secured borrowings, federal funds purchased, and other short-term unsecured borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. Additional liquidity can be obtained through the Federal Reserve Bank discount window. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had no federal funds purchased outstanding and an additional secured borrowing capacity of $507.8 million as of March 31, 2024. Additionally, at March 31, 2024, we had the ability to borrow up to $129.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2024.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2024, cash and cash equivalents totaled $124.7 million. The Company has availability on secured and unsecured lines for an additional $636.8 million. Finally, securities classified as available-for-sale, which provide additional sources of liquidity, totaled $58.7 million at March 31, 2024.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $3.6 million and $8.8 million for the three months ended March 31, 2024 and March 31, 2023, respectively. There were no sales of securities in the three months ended March 31, 2024 or for three months ended March 31, 2023. Net cash used in investing activities, which consist primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $23.3 million and $37.9 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Net cash provided by financing activities was $29.9 million and $123.8 for the three months ended March 31, 2024 and 2023, respectively, which consisted primarily of increases in interest bearing deposits of $62.3 million for the three months ended March 31, 2024, partially offset by repayments of federal funds purchased of $15.0 million and decreased non-interest bearing deposits of $15.7 million.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2024, totaled $543.7 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

Effects of Inflation. In an effort to combat inflation, the Federal Reserve, through the FOMC, increased rates a total of 5.25% during 2022 and through September 30, 2023, which has had a negative effect on the price of existing securities. As a result of rising interest rates, the Company recorded an accumulated other comprehensive loss on securities available for sale of approximately $7.9 million as of March 31, 2024, compared to recording accumulated other comprehensive loss in the amount of $7.5 million as of December 31, 2023.  This unrealized loss is counter to total equity growth during 2023 and 2024 that had otherwise had continued capital addition through net earnings. Management does not anticipate the unrealized losses to result in write-down through earnings as they do not reflect credit deterioration within the portfolio.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2024, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for March 31, 2024 and December 31, 2023, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2024 and 2023 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2024, the Bank meet all capital adequacy requirements to which each is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024
Total capital (to risk-weighted assets)	$314,384	17.05%	$147,476	≥ 8.0%	$184,345	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$297,203	16.12%	$82,955	≥ 4.5%	$119,825	> 6.5%
Tier 1 capital (to risk-weighted assets)	$297,203	16.12%	$110,607	≥ 6.0%	$147,476	> 8.0%
Tier 1 capital (to average assets)	$297,203	14.54%	$81,764	≥ 4.0%	$102,205	> 5.0%
As of December 31, 2023
Total capital (to risk-weighted assets)	$312,069	17.18%	$145,300	≥ 8.0%	$181,625	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$294,553	16.22%	$81,731	≥ 4.5%	$118,056	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$294,553	16.22%	$108,975	≥ 6.0%	$145,300	≥ 8.0%
Tier 1 capital (to average assets)	$294,553	14.66%	$80,375	≥ 4.0%	$100,469	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2024, we had outstanding loan commitments of $339.7 million and $311,000 in outstanding stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

	For the three months ended March 31,
(Dollars in thousands, except for per share data)	2024	2023
Net interest margin, fully-taxable equivalent (FTE)
Net interest income (GAAP)	$15,373	$21,091
FTE adjustment on tax-exempt securities	72	70
Net interest income (FTE) (non-GAAP)	$15,445	$21,161

Average interest earning assets	1,914,175	1,813,967
Net interest margin (GAAP)	3.22%	4.72%
Net interest margin (FTE) (non-GAAP)	3.24%	4.73%

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

Our simulation model uses actual data as of March 31, 2024, and dynamically incorporates Board-approved budget assumptions in order to forecast the impact of stress factors. It is important to note that no other changes are made. The purpose of this simulation is so that management and the Board can make informed decisions that enhance our resilience and long-term viability.  In other words, we examine the results of the stress test first to ensure that they are within Board-approved risk tolerance limits and second to determine whether we should make changes to the structure of our earning assets and interest-bearing liabilities.

Finally, as we consider simulation model outputs, we also consider their impact to other risk factors and ultimately to determine whether our capital provides a sufficient cushion to our risk profile.

	Net Interest Income Stress Simulation
	March 31, 2024

Basis Point Change in	Net Interest Income	Year 1 Change
Interest Rates (1)	Year 1 Forecast (2)	From Level
(Dollars in thousands)
+400	$87,094	12.07%
+300	$85,437	9.94%
+200	$83,125	6.97%
+100	$81,043	4.29%
Level	$77,711	—
-100	$75,494	(2.85)%
-200	$74,383	(4.28)%
-300	$75,971	(2.24)%
-400	$76,885	(1.06)%

(1) Interest rate changes are immediate and sustained for the entire 12-month period

(2) Simulation model assumptions are locked for the entire 12-month period.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2024. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no significant effect or impact on internal controls over financial reporting as the Company implemented the current expected credit loss accounting standard.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2024, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies. Reference is made to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 20, 2024. For a discussion of certain risk factors affecting the Company, see our disclosure under “Forward-Looking Statements” in Part I, Item 2 in this Form 10-Q.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the common shares repurchased during the three months ended March 31, 2024.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	$—	—	$4,506
February 1, 2024 - February 29, 2024	1,977	$18.00	1,977	$4,470
March 1, 2024 - March 31, 2024	20,889	$18.22	20,889	$4,089
Total	22,866	$18.20	22,866

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32.0	Section 1350 Certification *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included with Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: May 13, 2024	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)