Form 10-Q
period 2024-06-30
MainStreet Bancshares, Inc.
filed 2024-08-13
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 8, 2024, there were 7,602,518 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of  June 30, 2024 and December 31, 2023 (Dollars in thousands, except share data)

	At June 30, 2024 (unaudited)	At December 31, 2023 (*)
Assets
Cash and due from banks	$41,697	$53,581
Federal funds sold	49,762	60,932
Cash and cash equivalents	91,459	114,513
Investment securities available-for-sale, at fair value	57,605	59,928
Investment securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0, respectively.	16,036	17,275
Restricted securities, at amortized cost	26,797	24,356
Loans, net of allowance for credit losses of $17,098 and $16,506, respectively	1,778,840	1,705,137
Premises and equipment, net	13,787	13,944
Accrued interest and other receivables	11,916	12,390
Bank owned life insurance	38,901	38,318
Computer software, net of amortization	17,205	14,657
Other assets	41,200	34,914
Total Assets	$2,093,746	$2,035,432
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$314,636	$364,606
Interest bearing demand deposits	179,513	137,128
Savings and NOW deposits	60,867	45,878
Money market deposits	476,396	442,179
Time deposits	723,951	696,336
Total deposits	1,755,363	1,686,127
Federal funds purchased	—	15,000
Subordinated debt, net	72,841	72,642
Allowance for credit losses on off-balance sheet credit exposure	357	1,009
Other liabilities	40,470	39,137
Total Liabilities	1,869,031	1,813,915
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding at June 30, 2024 and December 31, 2023	27,263	27,263
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 7,598,529 shares (including 235,786 nonvested shares) at June 30, 2024 and 7,527,415 shares (including 228,300 nonvested shares) at December 31, 2023	29,452	29,198
Capital surplus	66,392	65,985
Retained earnings	109,651	106,549
Accumulated other comprehensive loss	(8,043)	(7,478)
Total Stockholders’ Equity	224,715	221,517
Total Liabilities and Stockholders’ Equity	$2,093,746	$2,035,432

*         Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023 (Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest Income
Interest and fees on loans	$31,546	$28,855	$62,034	$55,586
Interest and dividends on investments securities
Mortgage-backed securities	94	82	196	200
Tax-exempt obligations of states and political subdivisions	268	265	538	529
Taxable obligations of states and political subdivisions	64	64	128	128
Other	272	261	541	598
Interest on federal funds sold and interest-bearing deposits	1,083	1,179	2,264	2,311
Total Interest Income	33,327	30,706	65,701	59,352
Interest Expense
Interest on interest bearing DDA deposits	2,172	251	4,032	594
Interest on savings and NOW deposits	190	147	347	255
Interest on money market deposits	5,638	2,926	10,816	4,129
Interest on time deposits	9,027	7,077	17,861	11,221
Interest on federal funds purchased	191	201	298	239
Interest on Federal Home Loan Bank advances	—	13	46	919
Interest on subordinated debt	820	820	1,640	1,632
Total Interest Expense	18,038	11,435	35,040	18,989
Net Interest Income	15,289	19,271	30,661	40,363
Provision For Credit Losses - Loans	931	617	1,095	1,032
(Recovery of) provision for Credit Losses - Off-Balance Sheet Credit Exposure	(293)	21	(652)	(111)
Net Interest Income After Provision For (Recovery of) Credit Losses	14,651	18,633	30,218	39,442
Non-Interest Income
Deposit account service charges	490	535	959	1,125
Bank owned life insurance income	291	259	583	514
Net loss on securities called	(48)	—	(48)	—
Other fee income	140	16	270	174
Total Non-Interest Income	873	810	1,764	1,813
Non-Interest Expense
Salaries and employee benefits	7,484	6,595	14,972	14,216
Furniture and equipment expenses	940	772	1,875	1,270
Advertising and marketing	566	698	1,020	1,495
Occupancy expenses	415	426	849	912
Outside services	839	504	1,614	994
Administrative expenses	229	211	471	426
Other operating expenses	2,195	1,646	4,190	3,242
Total Non-Interest Expense	12,668	10,852	24,991	22,555
Income Before Income Taxes	2,856	8,591	6,991	18,700
Income Tax Expense	238	1,645	1,068	3,602
Net Income	$2,618	$6,946	$5,923	$15,098
Preferred Stock Dividends	539	539	1,078	1,078
Net Income Available to Common Shareholders	$2,079	$6,407	$4,845	$14,020
Earnings Per Common Share:
Basic	$0.27	$0.85	$0.64	$1.86
Diluted	$0.27	$0.85	$0.64	$1.86

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023 (Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Comprehensive Income, net of taxes
Net Income	$2,618	$6,946	$5,923	$15,098
Other comprehensive income (loss), net of tax expense (benefit):
Unrealized gain (loss) on available for sale securities arising during the period (net of tax expense (benefit), ($30) and ($204), respectively, for the three months ended June 30, and ($143) and $49, respectively for the six months ended June 30).	(113)	(684)	(565)	197
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $0 and $0, respectively, for the three months ended June 30, and $0 and $1, respectively, for the six months ended June 30).	—	2	—	3
Other comprehensive (loss) income	(113)	(682)	(565)	200
Comprehensive Income	$2,505	$6,264	$5,358	$15,298

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023 (Dollars in thousands)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance, March 31, 2024	$27,263	$29,514	$65,940	$108,334	$(7,930)	$223,121
Vesting of restricted stock	—	13	(13)	—	—	—
Stock based compensation expense	—	—	690	—	—	690
Common stock repurchased	—	(75)	(225)	—	—	(300)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(762)	—	(762)
Net income	—	—	—	2,618	—	2,618
Other comprehensive loss	—	—	—	—	(113)	(113)
Balance, June 30, 2024	$27,263	$29,452	$66,392	$109,651	$(8,043)	$224,715

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2023	$27,263	$29,198	$65,985	$106,549	$(7,478)	$221,517
Cumulative change in accounting principle (Note 1)	—	—	—	(217)	—	(217)
Vesting of restricted stock	—	421	(421)	—	—	—
Stock based compensation expense	—	—	1,380	—	—	1,380
Common stock repurchased	—	(167)	(552)	—	—	(719)
Dividends on preferred stock - ($0.94 per depositary share)	—	—	—	(1,078)	—	(1,078)
Dividends on common stock - ($0.20 per share)	—	—	—	(1,526)	—	(1,526)
Net income	—	—	—	5,923	—	5,923
Other comprehensive loss	—	—	—	—	(565)	(565)
Balance, June 30, 2024	$27,263	$29,452	$66,392	$109,651	$(8,043)	$224,715

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance, March 31, 2023	$27,263	$29,185	$64,213	$91,991	$(7,664)	$204,988
Stock based compensation expense	—	—	590	—	—	590
Common stock repurchased	—	(8)	(35)	—	—	(43)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(752)	—	(752)
Net income	—	—	—	6,946	—	6,946
Other comprehensive loss	—	—	—	—	(682)	(682)
Balance, June 30, 2023	$27,263	$29,177	$64,768	$97,646	$(8,346)	$210,508

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2022	$27,263	$28,736	$63,999	$86,830	$(8,546)	$198,282
Cumulative change in accounting principle (Note 1)	—	—	—	(1,699)	—	(1,699)
Vesting of restricted stock	—	449	(449)	—	—	—
Stock based compensation expense	—	—	1,253	—	—	1,253
Common stock repurchased	—	(8)	(35)	—	—	(43)
Dividends on preferred stock - ($0.94 per depositary share)	—	—	—	(1,078)	—	(1,078)
Dividends on common stock - ($0.20 per share)	—	—	—	(1,505)	—	(1,505)
Net income	—	—	—	15,098	—	15,098
Other comprehensive income	—	—	—	—	200	200
Balance, June 30, 2023	$27,263	$29,177	$64,768	$97,646	$(8,346)	$210,508

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the six months ended June 30,	2024	2023
Cash Flows from Operating Activities
Net income	$5,923	$15,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	1,631	1,137
Amortization of right-of-use assets	249	142
Deferred income tax expense	922	289
Loss on securities called	48	—
Gain on disposal of premises and equipment	(25)	(39)
Provision for credit losses, net	443	921
Stock based compensation expense	1,380	1,253
Income from bank owned life insurance	(583)	(514)
Subordinated debt amortization expense	199	199
Loss on New Market Tax Credit investment operations	—	88
Change in:
Accrued interest receivable and other receivables	474	(678)
Other assets	(7,177)	225
Other liabilities	1,333	(1,441)
Net cash provided by operating activities	4,817	16,680
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	1,389	2,097
Calls	445	—
Purchases	(445)	—
Activity in held-to-maturity securities:
Calls	1,200	—
Purchases of equity securities	(3,364)	(82)
Purchases of restricted investment in bank stock	(1,500)	(4,638)
Redemption of restricted investment in bank stock	1,425	8,389
Net increase in loan portfolio	(74,798)	(59,461)
Proceeds from sale of premises and equipment	121	39
Purchase of premises and equipment	(709)	(335)
Computer software developed	(2,548)	(3,117)
Net cash used in investing activities	(78,784)	(57,108)
Cash Flows from Financing Activities
Net decrease in non-interest deposits	(49,970)	(161,697)
Net increase in interest bearing demand, savings, and time deposits	119,206	242,192
Net decrease in Federal Home Loan Bank advances	—	(100,000)
Net increase (decrease) in federal funds purchased	(15,000)	30,000
Cash dividends paid on preferred stock	(1,078)	(1,078)
Cash dividends paid on common stock	(1,526)	(1,505)
Repurchases of common stock	(719)	(43)
Net cash provided by financing activities	50,913	7,869
Increase in Cash and Cash Equivalents	(23,054)	(32,559)
Cash and Cash Equivalents, beginning of period	114,513	130,600
Cash and Cash Equivalents, end of period	$91,459	$98,041
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$34,398	$16,783
Cash paid during the period for income taxes	$1,250	$4,455
Net unrealized (loss) gain on securities available-for-sale	$(708)	$246
Net cumulative change in accounting principle	$(217)	$(1,699)

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1. Organization, Basis of Presentation and Impact of Recently Issued Accounting Pronouncements

Organization

MainStreet Bancshares, Inc. (the “Company”) is a financial holding company incorporated under the laws of the Commonwealth of Virginia whose primary activity is the ownership and management of MainStreet Bank (the “Bank”). On October 12, 2021, the Company filed an election with the Federal Reserve Board to be a financial holding company in order to engage in a broader range of financial activities than are permitted for bank holding companies generally. The Company is authorized to issue 15,000,000 shares of common stock with a par value of $4.00 per share. Additionally, the Company is authorized to issue 2,000,000 shares of preferred stock at a par value $1.00 per share. There are currently 28,750 shares of preferred stock outstanding. The Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”) and is subject to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced Avenu, a division of MainStreet Bank. Avenu provides an embedded Banking as a Service (BaaS) solution that connects our partners (fintechs, application developers, money movers, and entrepreneurs) directly and seamlessly to our Software as a Service (SaaS) solution. Our SaaS software program expects to be deployed in 2024. Additional information can be found in our investor presentations filed quarterly.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2023 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K filed by the Company with the SEC on March 20, 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other period.

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

Recently Adopted Accounting Developments

FASB Accounting Standards Update No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method ("ASU 2023-02")

On March 29, 2023, the FASB issued ASU 2023-02 which amends previous guidance to allow entities to account for qualifying tax equity investments using the proportional amortization method regardless of the program giving rise to the related income tax credits, as opposed to only being allowed to apply this method to qualifying tax equity investments in low-income housing tax credit structures as was the case under previous guidance. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. On January 1, 2024, the Company adopted ASU 2023-02 using the modified retrospective approach, which did not have a material impact on the Company's financial statements. The Company transitioned from the equity method of accounting and began applying the proportional amortization method of accounting to its qualifying new markets tax credit investments in addition to its low income housing tax credit partnerships already subject to the proportional amortization method. The cumulative change in accounting principle was approximately $217,000.

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

Note 2. Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2024  and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss. The Company did not record an allowance for credit losses ("ACL") on its securities available-for-sale or held-to-maturity portfolio as of June 30, 2024 and  December 31, 2023.

Investment securities available-for-sale was comprised of the following:

	June 30, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$22,412	$—	$(4,284)	$18,128
Subordinated Debt	9,470	—	(1,369)	8,101
Preferred Stock	445	—	—	445
Municipal Securities:
Taxable	10,636	—	(2,384)	8,252
Tax-exempt	22,595	—	(2,392)	20,203
U.S. Governmental Agencies	2,492	8	(24)	2,476
Total	$68,050	$8	$(10,453)	$57,605

Investment securities held-to-maturity was comprised of the following:

	June 30, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$13,536	$—	$(226)	$13,310
Subordinated Debt	2,500	—	(20)	2,480
Total	$16,036	$—	$(246)	$15,790

Investment securities available-for-sale was comprised of the following:

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$23,446	$—	$(3,931)	$19,515
Subordinated Debt	9,970	—	(1,503)	8,467
Municipal Securities:
Taxable	10,649	—	(2,342)	8,307
Tax-exempt	22,668	23	(1,949)	20,742
U.S. Governmental Agencies	2,932	3	(38)	2,897
Total	$69,665	$26	$(9,763)	$59,928

Investment securities held-to-maturity was comprised of the following:

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$14,775	$19	$(121)	$14,673
Subordinated Debt	2,500	—	(10)	2,490
Total	$17,275	$19	$(131)	$17,163

Credit Quality Indicators and Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis using security-level credit ratings. The Company’s HTM securities ACL was immaterial at  June 30, 2024 and December 31, 2023. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of  June 30, 2024 and  December 31, 2023 by security type and credit rating:

(Dollars in thousands)	Municipal Securities	Subordinated Debt	Total HTM securities
June 30, 2024
Credit Rating:
AAA/AA/A	$13,536	$—	$13,536
Not Rated - Non Agency	—	2,500	2,500
Total	$13,536	$2,500	$16,036
December 31, 2023
Credit Rating:
AAA/AA/A	$14,775	$—	$14,775
Not Rated - Non Agency	—	2,500	2,500
Total	$14,775	$2,500	$17,275

As of  June 30, 2024 and  December 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of  June 30, 2024 and  December 31, 2023.

The scheduled maturities of securities available-for-sale and held-to-maturity at  June 30, 2024 were as follows:

	June 30, 2024
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$689	$683
Due from one to five years	1,000	978	3,518	3,470
Due from after five to ten years	13,427	11,697	5,448	5,335
Due after ten years	53,623	44,930	6,381	6,302
Total	$68,050	$57,605	$16,036	$15,790

The scheduled maturities of securities available-for-sale and held-to-maturity at  December 31, 2023 were as follows:

	December 31, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$318	$315
Due from one to five years	1,000	976	3,325	3,314
Due from after five to ten years	14,054	12,222	7,218	7,188
Due after ten years	54,611	46,730	6,414	6,346
Total	$69,665	$59,928	$17,275	$17,163

Securities with a fair value of $390,000 and $16.1 million were pledged at June 30, 2024 and December 31, 2023, respectively. As the Federal Reserve Bank ended its Bank Term Funding Program, the Company no longer continued to pledge eligible securities. The Company did not need to utilize this program as it's liquidity position remains strong.

The following tables summarize the unrealized loss positions of securities available-for-sale as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$18,034	$(4,284)	$18,034	$(4,284)
Subordinated Debt	—	—	7,350	(1,369)	7,350	(1,369)
Municipal securities:
Taxable	—	—	8,253	(2,384)	8,253	(2,384)
Tax-exempt	2,384	(46)	16,945	(2,346)	19,329	(2,392)
U.S Governmental Agencies	—	—	656	(24)	656	(24)
Total	$2,384	$(46)	$51,238	$(10,407)	$53,622	$(10,453)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$19,440	$(3,931)	$19,440	$(3,931)
Subordinated Debt	—	—	7,717	(1,503)	7,717	(1,503)
Municipal Securities:
Taxable	—	—	8,307	(2,342)	8,307	(2,342)
Tax-exempt	1,986	(34)	16,510	(1,915)	18,496	(1,949)
U.S Government Agencies	1,515	(1)	845	(37)	2,360	(38)
Total	$3,501	$(35)	$52,819	$(9,728)	$56,320	$(9,763)

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

At  June 30, 2024, there were twenty-two collateralized mortgage backed securities with fair values totaling $18.0 million in an unrealized loss position of more than 12 months. At  June 30, 2024, there were twenty subordinated debt securities totaling $7.4 million in an unrealized loss position of more than 12 months. At  June 30, 2024, five tax-exempt municipal securities with fair values totaling approximately $2.4 million were in an unrealized loss position of less than 12 months and twenty-eight securities with fair values totaling $16.9 million in an unrealized loss position of more than 12 months. At  June 30, 2024, there were eleven taxable municipal securities with fair values totaling $8.3 million in an unrealized loss position of more than 12 months. At  June 30, 2024, there were six government agency securities with a fair value of approximately $656,000 in an unrealized loss position of more than 12 months.

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

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Residential Real Estate:
Single family	$210,153	$203,417
Multifamily	239,227	271,040
Farmland	320	145
Commercial Real Estate:
Owner-occupied	336,435	282,052
Non-owner occupied	508,595	461,775
Construction and Land Development	410,698	429,637
Commercial – Non Real Estate:
Commercial & Industrial	93,559	75,415
Consumer – Non Real Estate:
Unsecured	326	271
Secured	1,906	3,339
Total Gross Loans	1,801,219	1,727,091
Less: unearned fees, net	(5,281)	(5,448)
Less: allowance for credit losses - loans	(17,098)	(16,506)
Net Loans	$1,778,840	$1,705,137

The unsecured consumer loans above include $326,000 and $271,000 of overdrafts reclassified as loans at June 30, 2024 and December 31, 2023, respectively.

The following tables present the amortized cost basis by segments of the loan portfolio summarized by aging categories as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Nonaccrual	Current	Total Loans Receivable
Residential Real Estate:
Single family	$2,719	$—	$—	$1,779	$205,655	$210,153
Multifamily	—	—	—	—	239,227	239,227
Farmland	—	—	—	—	320	320
Commercial Real Estate:
Owner-occupied	—	—	—	—	336,435	336,435
Non-owner occupied	11,900	—	—	—	496,695	508,595
Construction and Land Development	—	—	—	17,783	392,915	410,698
Commercial – Non Real Estate:
Commercial & Industrial	19	—	—	1,129	92,411	93,559
Consumer – Non Real Estate:
Unsecured	—	—	—	—	326	326
Secured	—	—	—	—	1,906	1,906
Total	$14,638	$—	$—	$20,691	$1,765,890	$1,801,219

	December 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Nonaccrual	Current	Total Loans Receivable
Residential Real Estate:
Single family	$—	$—	$—	$149	$203,268	$203,417
Multifamily	—	—	—	—	271,040	271,040
Farmland	—	—	—	—	145	145
Commercial Real Estate:
Owner-occupied	—	—	—	—	282,052	282,052
Non-owner occupied	—	—	—	—	461,775	461,775
Construction and Land Development	—	—	—	—	429,637	429,637
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	851	74,564	75,415
Consumer – Non Real Estate:
Unsecured	—	—	—	—	271	271
Secured	25	—	4	—	3,310	3,339
Total	$25	$—	$4	$1,000	$1,726,062	$1,727,091

The following tables summarize the activity in the allowance for credit losses on loans by loan class for the three and six months ended June 30, 2024 and 2023.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended June 30, 2024	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,468	$9,748	$3,327	$969	$19	$16,531
Charge-offs	—	—	(370)	—	—	(370)
Recoveries	—	—	—	—	6	6
Provision for (recovery of) credit losses	(15)	196	607	154	(11)	931
Ending Balance	$2,453	$9,944	$3,564	$1,123	$14	$17,098

For the six months ended June 30, 2024
Beginning Balance, prior to adoption of ASC 326	$2,594	$8,888	$3,575	$1,435	$14	$16,506
Charge-offs	(132)	—	(370)	—	(9)	(511)
Recoveries	—	—	—	—	8	8
Provision for (recovery of) credit losses	(9)	1,056	359	(312)	1	1,095
Ending Balance	$2,453	$9,944	$3,564	$1,123	$14	$17,098

	Real Estate
For the three months ended June 30, 2023	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,195	$8,248	$3,547	$1,420	$25	$15,435
Charge-offs	—	—	—	—	(6)	(6)
Recoveries	—	—	—	—	1	1
Provision for (recovery of) credit losses	130	(64)	53	499	(1)	617
Ending Balance	$2,325	$8,184	$3,600	$1,919	$19	$16,047

For the six months ended June 30, 2023
Beginning Balance	$2,146	$7,159	$3,347	$1,418	$44	$14,114
Impact of adopting ASC 326	59	614	19	172	31	895
Charge-offs	—	—	—	—	(6)	(6)
Recoveries	8	—	—	—	4	12
Provision for (recovery of) credit losses	112	411	234	329	(54)	1,032
Ending Balance	$2,325	$8,184	$3,600	$1,919	$19	$16,047

The following table is a summary of the Company's nonaccrual loans by major categories for the periods indicated.

	June 30, 2024
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Residential Real Estate:
Single family	$1,779	$—	$1,779
Construction and Land Development	17,783	—	17,783
Commercial and Industrial	1,129	—	1,129
Total	$20,691	$—	$20,691

	December 31, 2023
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Residential Real Estate:
Single family	$149	$—	$149
Commercial and Industrial	851	—	851
Total	$1,000	$—	$1,000

The following table represents the accrued interest receivables written off by reversing interest income during the three and six months ended June 30, 2024. The Company did not write off accrued interest receivables during the three and six months ended June 30, 2023.

For the three months ended June 30,
2024
(Dollars in thousands)
Residential Real Estate:
Single family	$67
Construction and Land Development	576
Commercial and Industrial	16
Total	$659

For the six months ended June 30,
2024
(Dollars in thousands)
Residential Real Estate:
Single family	$75
Construction and Land Development	873
Commercial and Industrial	110
Total	$1,058

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage. Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
●	Construction loans are typically secured by owner-occupied commercial real estate or non-owner occupied investment real estate. Typically, owner-occupied construction loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties that are in process of construction. Non-owner occupied commercial construction loans are generally secured by office buildings and complexes, multi-family complexes, land under development, and other commercial and industrial real estate in process of construction.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral
●	Commercial and industrial loans are generally secured by equipment, inventory, accounts receivable, and other commercial property.

The following table details the amortized cost of collateral dependent loans for the periods indicated:

(Dollars in thousands)	June 30, 2024
Residential Real Estate:
Single family	$1,779
Construction and Land Development	17,783
Commercial and Industrial	1,458
Total	$21,020

(Dollars in thousands)	December 31, 2023
Residential Real Estate:
Single family	$346
Commercial Real Estate:
Owner occupied	1,120
Commercial and Industrial	851
Total	$2,317

As of  June 30, 2024, there were loans totaling $10.5 million in the process of foreclosure.

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the three and six months ended June 30, 2024. The Company did not modify any loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.

The following table details the loans modified to borrowers experiencing financial difficulty during the three months ended June 30, 2024.

	Term Extension

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Construction and Land Development	12,627	3.1%	Extended amortization for five years
Total	$12,627

The following table details the loans modified to borrowers experiencing financial difficulty during the six months ended June 30, 2024.

	Term Extension

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Residential Real Estate:
Single family	$364	0.2%	Deferred loan payment for three months
Construction and Land Development	24,684	6.0%	Extended term on interest only payments for six months; Extended amortization for five years
Commercial & Industrial	743	0.8%	Extended term on interest only payments for three months
Total	$25,791

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

The following tables summarize the amortized cost basis by aggregate Pass and categories of Special Mention (Criticized) and Substandard (Classified) within the Company’s internal risk rating system by year of origination as of June 30, 2024 and December 31, 2023.  The following tables also summarize gross charge-offs, by year of origination as of and for the six months ended June 30, 2024 and as of  and for the year ended  December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
June 30, 2024
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single family
Pass	$6,113	$45,957	$21,762	$24,925	$35,192	$41,984	$28,053	$—	$203,986
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	3,559	2,099	—	509	—	6,167
Total Residential Real Estate - Single family	$6,113	$45,957	$21,762	$28,484	$37,291	$41,984	$28,562	$—	$210,153

Current period gross charge-offs	$—	$—	$—	$—	$—	$132	$—	$—	$132

Residential Real Estate - Multifamily
Pass	$5,698	$31,596	$54,190	$47,391	$39,312	$36,709	$21,085	$—	$235,981
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	3,246	—	—	—	—	3,246
Total Residential Real Estate - Multifamily	$5,698	$31,596	$54,190	$50,637	$39,312	$36,709	$21,085	$—	$239,227

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$180	$—	$—	$—	$—	$140	$—	$—	$320
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total Residential Real Estate - Farmland	$180	$—	$—	$—	$—	$140	$—	$—	$320

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner-occupied
Pass	$5,385	$67,735	$77,301	$41,810	$39,051	$81,746	$23,407	$—	$336,435
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner occupied	$5,385	$67,735	$77,301	$41,810	$39,051	$81,746	$23,407	$—	$336,435

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-owner occupied
Pass	$30,201	$22,345	$142,004	$51,698	$46,689	$168,382	$31,060	$—	$492,379
Criticized	—	—	—	—	15,866	—	—	—	15,866
Classified	—	—	—	—	350	—	—	—	350
Total Commercial Real Estate - Non-owner occupied	$30,201	$22,345	$142,004	$51,698	$62,905	$168,382	$31,060	$—	$508,595

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Pass	$1,286	$8,256	$23,264	$14,693	$1,146	$7,760	$336,510	$—	$392,915
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	1,124	1,454	—	9,115	—	6,090	—	17,783
Total Construction and Land Development	$1,286	$9,380	$24,718	$14,693	$10,261	$7,760	$342,600	$—	$410,698

Current period gross charge-offs	$—	$—	$—	$—	$370	$—	$—	$—	$370

Commercial and Industrial
Pass	$3,446	$8,484	$8,590	$6,130	$2,764	$8,948	$49,364	$—	$87,726
Criticized	—	—	—	—	—	—	—	—	—
Classified	664	—	—	372	—	1,644	3,153	—	5,833
Total Commercial and Industrial	$4,110	$8,484	$8,590	$6,502	$2,764	$10,592	$52,517	$—	$93,559

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$326	$—	$326
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$326	$—	$326

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$95	$48	$221	$—	$25	$1,437	$80	$—	$1,906
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total Consumer - Secured	$95	$48	$221	$—	$25	$1,437	$80	$—	$1,906

Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$—	$9

Total
Pass	$52,404	$184,421	$327,332	$186,647	$164,179	$347,106	$489,885	$—	$1,751,974
Criticized	—	—	—	—	15,866	—	—	—	15,866
Classified	664	1,124	1,454	7,177	11,564	1,644	9,752	—	33,379
Total	$53,068	$185,545	$328,786	$193,824	$191,609	$348,750	$499,637	$—	$1,801,219

Current period gross charge-offs	$—	$—	$—	$—	$370	$141	$—	$—	$511

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2023
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single family
Pass	$50,101	$17,502	$26,434	$34,453	$20,610	$20,542	$33,217	$—	$202,859
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	409	—	149	—	558
Total Residential Real Estate - Single family	$50,101	$17,502	$26,434	$34,453	$21,019	$20,542	$33,366	$—	$203,417

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Multifamily
Pass	$28,346	$81,180	$60,156	$39,286	$27,270	$10,797	$24,005	$—	$271,040
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total Residential Real Estate - Multifamily	$28,346	$81,180	$60,156	$39,286	$27,270	$10,797	$24,005	$—	$271,040

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$—	$—	$—	$—	$—	$145	$—	$—	$145
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total Residential Real Estate - Farmland	$—	$—	$—	$—	$—	$145	$—	$—	$145

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner-occupied
Pass	$70,476	$55,222	$43,576	$39,621	$32,044	$37,360	$2,633	$—	$280,932
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	1,120	—	—	—	1,120
Total Commercial Real Estate - Owner occupied	$70,476	$55,222	$43,576	$39,621	$33,164	$37,360	$2,633	$—	$282,052

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-owner occupied
Pass	$23,091	$101,617	$51,291	$48,692	$30,595	$150,629	$32,122	$—	$438,037
Criticized	—	—	—	16,000	—	—	—	—	16,000
Classified	—	—	—	—	7,738	—	—	—	7,738
Total Commercial Real Estate - Non-owner occupied	$23,091	$101,617	$51,291	$64,692	$38,333	$150,629	$32,122	$—	$461,775

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Pass	$6,416	$32,544	$13,612	$2,455	$—	$8,118	$355,689	$—	$418,834
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	1,454	—	—	—	—	9,349	—	10,803
Total Construction and Land Development	$6,416	$33,998	$13,612	$2,455	$—	$8,118	$365,038	$—	$429,637

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$10,150	$5,271	$13,530	$3,495	$1,230	$10,466	$27,299	$—	$71,441
Criticized	—	—	—	—	—	—	2,997	—	2,997
Classified	—	—	—	—	536	353	88	—	977
Total Commercial and Industrial	$10,150	$5,271	$13,530	$3,495	$1,766	$10,819	$30,384	$—	$75,415

Current period gross charge-offs	$—	$—	$—	$—	$261	$201	$—	$—	$462

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$271	$—	$271
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$271	$—	$271

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$55	$252	$3	$51	$1,400	$1,497	$81	$—	$3,339
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total Consumer - Secured	$55	$252	$3	$51	$1,400	$1,497	$81	$—	$3,339

Current period gross charge-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6

Total
Pass	$188,635	$293,588	$208,602	$168,053	$113,149	$239,554	$475,317	$—	$1,686,898
Criticized	—	—	—	16,000	—	—	2,997	—	18,997
Classified	—	1,454	—	—	9,803	353	9,586	—	21,196
Total	$188,635	$295,042	$208,602	$184,053	$122,952	$239,907	$487,900	$—	$1,727,091

Current period gross charge-offs	$—	$—	$—	$—	$261	$207	$—	$—	$468

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

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposure for the three and six months ended June 30, 2024 and 2023, respectively.

Three months ended June 30, 2024	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, March 31, 2024	$650
Recovery of off-balance sheet credit losses, net	(293)
Balance, June 30, 2024	$357

Six months ended June 30, 2024	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, December 31, 2023	$1,009
Recovery of off-balance sheet credit losses, net	(652)
Balance, June 30, 2024	$357

Three months ended June 30, 2023	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, March 31, 2023	$1,178
Provision for off-balance sheet credit losses, net	21
Balance, June 30, 2023	$1,199

Six months ended June 30, 2023	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, December 31, 2022	$—
Adjustment to allowance for off-balance sheet credit losses upon adoption of ASU 2016-13	1,310
Recovery of off-balance sheet credit losses, net	(111)
Balance, June 30, 2023	$1,199

Note 4. Intangible Assets

The carrying amount of computer software developed was $17.2 million and $14.7 million at June 30, 2024 and December 31, 2023. The following table presents the carrying amount of computer software developed as of  June 30, 2024 and  December 31, 2023.

	As of June 30, 2024		As of December 31, 2023
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Computer software	$17,205	$—	$14,657	$—
Total	$17,205	$—	$14,657	$—

The Company is still in the development stage of computer software where costs are capitalized. Capitalization ceases when the software is substantially complete and ready for its intended use. At that time the intangible asset will be amortized on a straight-line basis over the estimated useful life of the asset. As of  June 30, 2024, the Company has not recorded any amortization on its intangible computer software. We anticipate the amortization period for intangible computer software to be ten years, once placed in service, which is expected to begin in the second half of 2024.

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

The following tables summarize key elements of the Company’s derivative instruments as of June 30, 2024 and December 31, 2023.

June 30, 2024
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$218,962	40	$—	$22,423	$—
Matched interest rate swap with counterparty	$218,962	40	$22,423	$—	$—

December 31, 2023
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$224,008	42	$—	$18,569	$—
Matched interest rate swap with counterparty	$224,008	42	$18,569	$—	$—

The Company is able to recognize fee income upon execution of the interest rate swap contract. The Company did not record any interest rate swap fee income for the three and six months ended June 30, 2024 or 2023.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of June 30, 2024, and December 31, 2023, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities, with the exception of one subordinated debt security and one preferred stock security which are considered Level 3.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 5: “Derivative and Risk Management Activities”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$18,128	$—	$18,128
Subordinated Debt	—	7,851	250	8,101
Preferred Stock	—	—	445	445
Municipal Securities:
Taxable	—	8,252	—	8,252
Tax-exempt	—	20,203	—	20,203
U.S. Government Agencies	—	2,476	—	2,476
Derivative asset – interest rate swap on loans	—	22,423	—	22,423
Total	$—	$79,333	$695	$80,028
Liabilities:
Derivative liability – interest rate swap on loans	$—	$22,423	$—	$22,423
Total	$—	$22,423	$—	$22,423

	December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$19,515	$—	$19,515
Subordinated Debt	—	8,217	250	8,467
Municipal Securities:
Taxable	—	8,307	—	8,307
Tax-exempt	—	20,742	—	20,742
U.S. Government Agencies	—	2,897	—	2,897
Derivative asset – interest rate swap on loans	—	18,569	—	18,569
Total	$—	$78,247	$250	$78,497
Liabilities:
Derivative liability – interest rate swap on loans	$—	$18,569	$—	$18,569
Total	$—	$18,569	$—	$18,569

The table below shows the activity to the fair value of level three instruments during the six months ended June 30, 2024.

Reconciliation of Level 3 Inputs
(Dollars in thousands)
December 31, 2023 fair value	$250
Additions	445
June 30, 2024 fair value	$695

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The Company did not have any assets that were measured at fair value on a nonrecurring basis as of  June 30, 2024 and  December 31, 2023.

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

The following tables reflect the carrying amounts and estimated fair values of the Company’s financial instruments whether or not recognized on the Consolidated Statement of Financial Condition at fair value.

June 30, 2024	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$91,459	$91,459	$91,459	$—	$—
Securities:
Available-for-sale	57,605	57,605	—	56,910	695
Held-to-maturity	16,036	15,790	—	15,790	—
Restricted securities	26,797	26,797	—	26,797	—
Loans, net	1,778,840	1,777,202	—	—	1,777,202
Derivative asset – interest rate swap on loans	22,423	22,423	—	22,423	—
Bank owned life insurance	38,901	38,901	—	38,901	—
Accrued interest receivable	10,549	10,549	—	10,549	—
Liabilities:
Deposits	$1,755,363	$1,758,011	$—	$1,031,412	$726,599
Subordinated debt, net	72,841	69,756	—	69,756	—
Derivative liability – interest rate swaps on loans	22,423	22,423	—	22,423	—
Accrued interest payable	3,253	3,253	—	3,253	—

December 31, 2023	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$114,513	$114,513	$114,513	$—	$—
Securities:
Available-for-sale	59,928	59,928	—	59,678	250
Held-to-maturity	17,275	17,163	—	17,163	—
Restricted equity securities	24,356	24,356	—	24,356	—
Loans, net	1,705,137	1,701,418	—	—	1,701,418
Derivative asset – interest rate swap on loans	18,569	18,569	—	18,569	—
Bank owned life insurance	38,318	38,318	—	38,318	—
Accrued interest receivable	10,725	10,725	—	10,725	—
Liabilities:
Deposits	$1,686,127	$1,685,487	$—	$989,791	$695,696
Subordinated debt, net	72,642	56,513	—	56,513	—
Federal funds purchased	15,000	14,968	—	—	14,968
Derivative liability – interest rate swaps on loans	18,569	18,569	—	18,569	—
Accrued interest payable	2,845	2,845	—	2,845	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. Assumptions utilized in the aggregation of fair value of our loan portfolio include prepayment rates, probability of default and loss given default, and discount rates on cash flows. Our third party valuation utilizes average data by homogenous loan segments nationwide and may not properly reflect the characteristics of our specific portfolio. There were no changes in methodologies or transfers between levels at June 30, 2024 and December 31, 2023.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except for share and per share data)	2024	2023	2024	2023
Net income	$2,618	$6,946	$5,923	$15,098
Preferred stock dividends	(539)	(539)	(1,078)	(1,078)
Net income available to common shareholders	$2,079	$6,407	$4,845	$14,020
Weighted average number of common shares issued, basic and diluted	7,608,389	7,522,764	7,610,188	7,519,949
Earnings per common share:
Basic and diluted earnings per common share	$0.27	$0.85	$0.64	$1.86

Note 8. Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes, as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Unrealized loss on investment securities available-for-sale	$(10,445)	$(9,737)
Unrealized loss on securities transferred to HTM	—	(6)
Tax benefit	2,402	2,265
Total accumulated other comprehensive loss	$(8,043)	$(7,478)

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

The following table presents the balance and activity in leases for the three and six months ended June 30, 2024 and 2023, respectively

	As of June 30,	As of December 31,
(Dollars in thousands)	2024	2023
Lease liabilities	$6,721	$6,902
Right-of-use assets	6,017	6,211
Weighted-average remaining lease term – operating leases (in months).	150.1	155.9
Weighted-average discount rate – operating leases	2.81%	2.80%

	For the three months ended June 30,
(Dollars in thousands)	2024	2023
Lease Cost
Operating lease cost	$174	$169
Total lease costs	$174	$169
Cash paid for amounts included in measurement of lease liabilities	$169	$160

	For the six months ended June 30,
(Dollars in thousands)	2024	2023
Lease Cost
Operating lease cost	$345	$242
Total lease costs	$345	$242
Cash paid for amounts included in measurement of lease liabilities	$332	$138

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

As of  June 30, 2024 and  December 31, 2023, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of  June 30, 2024 is as follows:

(Dollars in thousands)
2024	$339
2025	691
2026	709
2027	589
2028	594
Thereafter	4,363
Total undiscounted cash flows	$7,285
Discount	(564)
Lease liabilities	$6,721

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2023, previously filed with the SEC on March 20, 2024. Results for the three and six months ended June 30, 2024 are not necessarily indicative of results for the year ending December 31, 2024 or any future period.

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

MainStreet Bancshares, Inc.

MainStreet Bancshares, Inc. is a financial holding company that owns 100% of MainStreet Bank and MainStreet Community Capital, LLC.

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

Avenu

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced Avenu, a division of MainStreet Bank. Avenu represents the Company’s suite of Banking as a Service (“BaaS”) solutions designed to meet the banking needs of Fintech customers. We believe our approach to providing a proprietary BaaS solution is unique. Our transformational subledger combined with our high-touch compliance training goes beyond the industry standards. This division of MainStreet Bank currently serves money service businesses, payment processors, and BaaS customers and provides the Bank with valuable low-cost deposits and additional streams of fee income. A major component of the BaaS solution includes a fintech core, which is Software as a Service (SaaS). As of June 30, 2024, we have capitalized $17.2 million in developing our SaaS solution, which is shown separately on our statement of financial condition. Our SaaS software program will be deployed in the second half of 2024. Additional information can be found in Note 4 of our consolidated financial statements, our investor presentations filed quarterly, and in the investor relations portion of our website.

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

Effects of Inflation

The United States is experiencing the effects of elevated inflation. In response, the Federal Open Markets Committee (FOMC) raised the Federal Funds rate 425 basis points throughout 2022 and an additional 100 basis points during the first nine months of 2023 and has maintained the Federal Funds Rate at 5.33% through the first half of 2024. In addition to raising the Federal Funds rate, the Federal Reserve may take other means necessary to fulfill its dual mandate.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2024, have remained unchanged since our Annual Report on Form 10-K for the year ended December 31, 2023 was filed, unless noted herein. Any changes are discussed in our Recently Issued Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended June 30, 2024 and 2023

General

Total revenue increased $2.7 million to $34.2 million for the three months ended June 30, 2024 from $31.5 million for the three months ended June 30, 2023. This increase in total revenue was offset primarily by an increase in interest expense. Total expenses increased $8.4 million to $30.7 million for the three months ended June 30, 2024 from $22.3 million for the three months ended June 30, 2023, of which interest expense accounted for $6.6 million. The increase in revenue for the three months ended June 30, 2024 was primarily due to increases in loan interest income of $2.7 million over the same period in 2023. Operating costs grew by 16.7%, or $1.8 million for the three months ended June 30, 2024 from $10.9 million for the three months ended June 30, 2023, as the Company ramps up staffing and infrastructure as Avenu is placed in service. Net income decreased $4.3 million to $2.6 million for the three months ended June 30, 2024 from $6.9 million for the three months ended June 30, 2023. The decrease in net income was primarily impacted by the sharp rise in funding costs that occurred in the last three quarters of 2023.

Interest Income

Total interest income increased $2.6 million, or 8.5%, to $33.3 million for the three months ended June 30, 2024 from $30.8 million for the three months ended June 30, 2023, on a tax equivalent basis. The increase was primarily the result of an increase in interest and fees on loans of $2.7 million. Total average interest-earning assets increased $129.8 million, to $1.96 billion for the three months ended June 30, 2024 from $1.83 billion for the same period in 2023 primarily because of an increase of $132.8 million in the average balance of loans and was offset by a decrease of $2.9 million in the average balance of federal funds sold and a $0.1 million decrease in the average balance of investment securities. The average yield on our interest-earning assets increased 9 basis points to 6.84% for the three months ended June 30, 2024 as compared to 6.75% for the three months ended June 30, 2023 primarily due to market conditions.

Interest and fees on loans increased $2.7 million, to $31.5 million for the three months ended June 30, 2024 from $28.9 million for the same period in 2023. This increase was primarily due to an increase in the average yield on loans and the average loans outstanding increasing $132.8 million, which increased to $1.78 billion for the three months ended June 30, 2024 from $1.65 billion for the three months ended June 30, 2023. The average yield on loans increased 8 basis points, or 1.1%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Interest income on federal funds sold and interest-earning deposits decreased by $96,000 to $1.1 million for the three months ended June 30, 2024, from $1.2 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease in the average yield on these deposits as well as the average balances decreasing over the same time period. The average balance of interest-earning deposits and federal funds sold decreased $2.9 million to $84.7 million for the three months ended June 30, 2024 from $87.6 million for the same period in 2023. The average yield decreased to 5.13% for the three months ended June 30, 2024 from 5.40% for the same period in 2023.

Interest on investment securities increased by $27,000 to $769,000 for the three months ended June 30, 2024 from $742,000 for the three months ended June 30, 2023 on a fully tax-equivalent basis. Interest on investments in U.S. Treasury, U.S. Government Agencies, and U.S. Municipals decreased in total $7,000, or 1.9%, to $368,000 for the three months ended June 30, 2024, from $375,000 for the three months ended June 30, 2023. Interest on mortgage-backed securities increased by $12,000, or 14.6%, to $94,000 for the three months ended June 30, 2024, from $82,000 for the three months ended June 30, 2023. Subordinated debt interest income increased by $1,000, or 1.0%, to $128,000 for the three months ended June 30, 2024, from $127,000 for the three months ended June 30, 2023. The average yield on taxable securities increased  11 basis points, to 3.12%  and the average yield on tax-exempt securities increased 16 basis points, to 3.71% on a tax equivalent basis for the three months ended June 30, 2024, from 3.01% and 3.55%, respectively, for the same period in 2023. Fluctuation in market rates resulted in investment income increasing, despite the average balance of investment securities decreasing by $0.1 million, to $92.0 million for the three months ended June 30, 2024, from $92.1 million for the three months ended June 30, 2023.

Interest Expense

Total interest expense increased $6.6 million, to $18.0 million for the three months ended June 30, 2024 from $11.4 million for the three months ended June 30, 2023, primarily due to a $2.0 million increase in interest expense on time deposits and a $2.7 million increase in interest expense on money market deposits. The Company also saw an increase of interest expense on interest bearing demand deposits of $1.9 million in the three months ended June 30, 2024 over the three months ended June 30, 2023. These increases were offset by a decrease of interest expense of $13,000 on advances from the Federal Home Loan Bank in the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Interest expense on deposits increased $6.6 million to $17.0 million for the three months ended June 30, 2024 from $10.4 million for the three months ended June 30, 2023 primarily as a result of an increase in average interest-bearing deposit yields and balances. The increase in average deposit balances was $207.8 million to $1.40 billion during the three months ended June 30, 2024 as compared to $1.19 billion for the three months ended June 30, 2023. The increase in the average balance of interest-bearing deposits was primarily a result of a $119.5 million increase in the average balance of money market deposit accounts and by a $98.4 million increase in the average balance of interest-bearing demand deposits. The average cost of deposits was 488 basis points for the three months ended June 30, 2024, compared to 350 basis points for the three months ended June 30, 2023. The average rate paid on money market deposits increased 147 basis points to 4.88% for the three months ended June 30, 2024 from 3.41% for the three months ended June 30, 2023. The average rate paid on interest-bearing demand deposits increased 370 basis points to 5.06% for the three months ended June 30, 2024 from 1.36% for the three months ended June 30, 2023 primarily due to market competition and the interest rate environment. The average cost of certificates of deposit increased by 113 basis points to 5.06% for the three months ended June 30, 2024 as compared to 3.93% for the three months ended June 30, 2023. The decrease in the average balance of non-interest bearing demand deposits for the three months ended June 30, 2024, primarily was the result of depositors looking for higher yielding products and market competition.

Net Interest Income

Net interest income decreased approximately $4.0 million, or 20.7%, to $15.3 million for the three months ended June 30, 2024 from $19.3 million for the three months ended June 30, 2023, on a tax equivalent basis, in connection with our net interest-earning assets decreasing $75.5 million to $473.4 million for the three months ended June 30, 2024 from $548.9 million for the three months ended June 30, 2023. The interest rate spread tightened by 120 basis points to 1.97% for the three months ended June 30, 2024 from 3.17% for the three months ended June 30, 2023, on a tax equivalent basis. The net interest margin compressed by 109 basis points from 4.24% for the three months ended June 30, 2023 to 3.15% for the three months ended June 30, 2024 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Three Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,782,124	$31,546	7.10%	$1,649,300	$28,855	7.02%
Investment securities:
Taxable	55,323	430	3.12%	54,270	407	3.01%
Tax-exempt	36,717	339	3.71%	37,876	335	3.55%
Federal funds and interest-bearing deposits	84,705	1,083	5.13%	87,608	1,179	5.40%
Total interest-earning assets	1,958,869	$33,398	6.84%	1,829,054	$30,776	6.75%
Non-interest-earning assets	131,656			83,599
Total assets	$2,090,525			$1,912,653
Interest-bearing liabilities:
Interest-bearing demand deposits	$172,221	$2,172	5.06%	$73,800	$251	1.36%
Savings and NOW deposits	47,767	190	1.60%	50,644	147	1.16%
Money market deposits	463,641	5,638	4.88%	344,118	2,926	3.41%
Time deposits	715,777	9,027	5.06%	723,056	7,077	3.93%
Total interest bearing deposits	1,399,406	17,027	4.88%	1,191,618	10,401	3.50%
Federal funds purchased	13,298	191	5.76%	15,174	201	5.31%
Federal Home Loan Bank advances	—	—	—	989	13	5.27%
Subordinated debt	72,802	820	4.52%	72,405	820	4.54%
Total interest-bearing liabilities	1,485,506	$18,038	4.87%	1,280,186	$11,435	3.58%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	381,825			424,505
Total liabilities	1,867,331			1,704,691
Stockholders’ equity	223,194			207,962
Total liabilities and stockholders’ equity	$2,090,525			$1,912,653
Net interest income		$15,360			$19,341
Interest rate spread(2)			1.97%			3.17%
Net interest-earning assets(3)	$473,363			$548,868
Net interest margin(4)			3.15%			4.24%
Average interest-earning assets to average interest-bearing liabilities	131.9%			142.87%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a fully tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Three Months Ended
	June 30, 2024 and 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,357	$334	$2,691
Investment securities:
Taxable	8	15	23
Tax-exempt	(47)	51	4
Federal funds and interest-bearing deposits	(38)	(58)	(96)
Total interest-earning assets	2,280	342	2,622
Interest-bearing liabilities:
Interest bearing demand deposits	632	1,289	1,921
Savings and NOW accounts	(52)	95	43
Money market deposits	1,210	1,502	2,712
Time deposits	(487)	2,437	1,950
Total interest bearing deposits	1,303	5,323	6,626
Federal funds purchased	(87)	77	(10)
Federal Home Loan Bank advances	(13)	—	(13)
Subordinated debt	16	(16)	—
Total interest-bearing liabilities	1,219	5,384	6,603
Change in net interest income	$1,061	$(5,042)	$(3,981)

Provision for Credit Losses

Management believes that the provision recorded for the period ended June 30, 2024 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

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

The provision for credit losses on loans increased by $314,000 for the three months ended June 30, 2024 from a provision for credit losses on loans of $617,000 for the three months ended June 30, 2023. Loan originations, which totaled approximately $75.2 million for the three months ended June 30, 2023 decreased $30.6 million to $44.5 million for the three months ended June 30, 2024. The Company did see an uptick in non-performing loans at June 30, 2024, with a balance of $20.7 million, however this is largely attributed to two relationships who encountered liquidity constraints. The Company is proactive in identifying any potential issues and acts decisively when prudent. As of June 30, 2024, the Company had only 2.74% criticized and classified loans to total gross loans.

The recovery of credit losses on off-balance sheet credit exposure was $293,000 for the three months ended June 30, 2024 compared to a provision for credit losses of $21,000 for the three months ended June 30, 2023. The decrease in off-balance sheet credit exposure was primarily related to the utilization of revolving lines of credit.

During the three months ended June 30, 2024, special mention (criticized) loans increased $15.9 million and substandard (classified) loans increased $22.9 million as of June 30, 2024 to a balance of $33.4 million. Of the classified loans as of June 30, 2024, 55% are related to the two relationships that are experiencing a drop in liquidity due to the sharp rise in interest rates.

Classified loans have increased to $33.4 million as of June 30, 2024 compared to the same period in 2023. Approximately 55% of the classified loan balances are related to two borrowers who are experiencing liquidity tightening as a result of the sharp increase in interest rates. The Company routinely charges off potential exposure as identified, and identifies and executes the best course of action to minimize any further loss exposure. Approximately 45% of classified loans are made up of smaller credits that have been either placed on nonaccrual or the Company is monitoring closely to be able to assess repayment. As interest rates have risen significantly over the last two years, management believes in taking a proactive approach to risk management in the loan portfolio, particularly as credits are due to reprice in a new rate environment. During the three months ended June 30, 2024, there was $370,000 in charge-offs incurred and recoveries of $6,000 were received.

Non-Interest Income

Non-interest income increased $63,000, or 7.8%, to $873,000 for the three months ended June 30, 2024 from $810,000 for the three months ended June 30, 2023. The increase in non-interest income was primarily due to the adoption of the new accounting guidance that allowed for the use of proportional amortization on tax credit investments. In 2023, undistributed losses on operations of these investments were recognized in the income statement in non-interest income and subsequently are now recorded in income tax expense. Decreases in deposit account service charges in the three months ended June 30, 2024 were $45,000 compared to the same period in 2023. The decrease in account service charges was offset by an increase of $32,000 in bank owned life insurance income for the three months ended June 30, 2024, as a result of the elevated interest rate environment compared to same period in the prior year. During the three months ended June 30, 2024, the Company recorded a net loss on a security that was called and exchanged for a similar instrument from the same issuer, however, accounting guidance determined the transaction be treated as a disposal and acquisition under GAAP. The Company continues to focus on increasing non-interest income as it continues to add services that strategically benefit our customers.

Non-Interest Expense

Non-interest expense increased $1.8 million, or 16.7%, to $12.7 million for the three months ended June 30, 2024, from $10.9 million for the three months ended June 30, 2023 primarily because of increases in salaries and employee benefits of $889,000. The Company added sixteen employees as the franchise continues to grow and build out its strategic initiatives. Outside services, which includes professional fees for attorneys, accountants and consultants, increased $335,000 to $839,000 for the six months ended June 30, 2024, from $504,000 for the six months ended June 30, 2023. This increase is driven by regulatory requirements in audits and routine legal assistance as the Company grows. Information security tools increased approximately $120,000 to $186,000 for the three months ended June 30, 2024, from $67,000 for the three months ended June 30, 2023. FDIC insurance increased approximately $135,000 to $330,000 for the three months ended June 30, 2024, from $195,000 for the three months ended June 30, 2023 because of the make-up of the reserve pool as of June 30, 2024 compared to the reserve pool as of June 30, 2023. Offsetting these increases was a decrease in advertising and marketing expenses of $132,000, or 18.9%, to $566,000 for the three months ended June 30, 2024 from $698,000 for the three months ended June 30, 2023 due to timing and being selective in initiatives to further enhance the Company's brand.

Income Tax Expense

Income tax expense decreased $1.4 million, or 85.5%, to a tax expense of $238,000 for the three months ended June 30, 2024 from a tax expense of $1.6 million for the three months ended June 30, 2023. The decrease in federal income tax expense for the three months ended June 30, 2024 compared to the same period a year ago was driven by the decrease in income before income taxes of $5.7 million, to income before income tax of $2.9 million for the three months ended June 30, 2024 compared to income before income tax expense of $8.6 million for the same period in the prior year. The Company was able to apply and claim a research and development tax credit of approximately $326,000 for its associated work in developing a software platform. The Company also invests in projects that have tax credit benefits in order to help reduce its overall tax liability, timing of these tax credits are layered into our overall assessment. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $76,000 for the three months ended June 30, 2024. For the three months ended June 30, 2024, the Company had an effective income tax expense rate of 8.3%, compared to an effective income tax expense rate of 19.1% for the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 was largely impacted by a tax credit investment during the quarter with immediate credit claim components. Since the Company adopted the proportional amortization method to account for its tax credit investments, we expected our effective income tax rate to increase moderately.

Comparison of Statements of Income for the Six Months Ended June 30, 2024 and 2023

General

Total revenue increased $6.3 million to $67.5 million for the six months ended June 30, 2024 from $61.2 million for the six months ended June 30, 2023. This increase in total revenue was offset primarily by an increase in interest expense. Total expenses increased $18.5 million, to $60.0 million for the six months ended June 30, 2024 from $41.5 million for the six months ended June 30, 2023, of which interest expense accounted for $16.1 million. The increase in revenue for the six months ended June 30, 2024 was primarily due to increases in loan interest income of $6.4 million over the same period in 2023. Operating costs grew by 10.8%, or $2.4 million for the six months ended June 30, 2024 from $22.6 million for the six months ended June 30, 2023. Net income decreased $9.2 million to $5.9 million for the six months ended June 30, 2024 from $15.1 million for the six months ended June 30, 2023. The decrease in net income was primarily impacted by the sharp rise in funding costs that occurred in the last three quarters of 2023 and continues through the first six months 2024.

Interest Income

Total interest income increased $6.4 million, or 10.7%, to $65.8 million for the six months ended June 30, 2024 from $59.5 million for the six months ended June 30, 2023, on a tax equivalent basis. The increase was primarily the result of an increase in interest and fees on loans of $6.4 million. Total average interest-earning assets increased $114.9 million, to $1.94 billion for the six months ended June 30, 2024 from $1.82 billion for the same period in 2023 primarily because of an increase of $130.8 million in the average balance of loans and was offset by a decrease of $14.7 million in the average balance of federal funds sold and a $1.1 million decrease in the average balance of investment securities. The average yield on our interest-earning assets increased 27 basis points to 6.86% for the six months ended June 30, 2024 as compared to 6.59% for the six months ended June 30, 2023 primarily due to market conditions, and the Company strategically managing the balance sheet in response to the changing conditions.

Interest and fees on loans increased $6.4 million, to $62.0 million for the six months ended June 30, 2024 from $55.6 million for the same period in 2023. This increase was primarily due to an increase in the average yield on loans and the average loans outstanding increasing $130.8 million, which increased to $1.76 billion for the six months ended June 30, 2024 from $1.62 billion for the six months ended June 30, 2023. The average yield on loans increased 23 basis points, or 3.3% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Interest income on federal funds sold and interest-earning deposits decreased by $47,000 to $2.3 million for the six months ended June 30, 2024, from $2.3 million for the six months ended June 30, 2023. The decrease was primarily due to an decrease in the average balances despite the yield on these deposits increasing over the same time period. The average balance of interest-earning deposits and federal funds sold decreased $14.7 million to $88.3 million for the six months ended June 30, 2024 from $103.1 million for the same period in 2023. The average yield increased to 5.17% for the six months ended June 30, 2024 from 4.52% for the same period in 2023.

Interest on investment securities decreased by $50,000 to $1.5 million for the six months ended June 30, 2024 from $1.6 million for the six months ended June 30, 2023 on a fully tax-equivalent basis. Interest on investments in U.S. Treasury, U.S. Government Agencies, and U.S. Municipals decreased in total $21,000, or 2.7%, to $732,000 for the six months ended June 30, 2024, from $753,000 for the six months ended June 30, 2023. Interest on mortgage-backed securities decreased by $4,000, or 1.8%, to $196,000 for the six months ended June 30, 2024, from $200,000 for the six months ended June 30, 2023. Subordinated debt interest income increased by $3,000, or 1.2%, to $264,000 for the six months ended June 30, 2024, from $261,000 for the six months ended June 30, 2023. The average yield on taxable securities decreased 20 basis points, to 3.13% and the average yield on tax-exempt securities increased 14 basis points, to 3.70% on a tax equivalent basis for the six months ended June 30, 2024, from 3.33% and 3.56%, respectively, for the same period in 2023. Fluctuation in market rates and maturing securities resulted in investment income decreasing, in conjunction with, the average balance of investment securities decreasing by $1.1 million, to $92.8 million for the six months ended June 30, 2024, from $93.9 million for the six months ended June 30, 2023.

Interest Expense

Total interest expense increased $16.1 million, to $35.0 million for the six months ended June 30, 2024 from $19.0 million for the six months ended June 30, 2023, primarily due to a $6.6 million increase in interest expense on time deposits and a $6.7 million increase in interest expense on money market deposits. The Company also saw an increase of interest expense on interest bearing demand deposits of $3.4 million in the six months ended June 30, 2024 over the six months ended June 30, 2023. These increases were offset by a decrease of interest expense of $873,000 on advances from the Federal Home Loan Bank in the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Interest expense on deposits increased $16.9 million to $33.1 million for the six months ended June 30, 2024 from $16.2 million for the six months ended June 30, 2023 primarily as a result of an increase in average interest-bearing deposit yields and balances. The increase in average interest-bearing deposit balances was $253.6 million to $1.37 billion during the six months ended June 30, 2024 as compared to $1.11 billion for the six months ended June 30, 2023. The increase in the average balance of interest-bearing deposits was primarily a result of a $163.7 million increase in the average balance of money market deposit accounts and by an $80.7 million increase in the average balance of interest-bearing demand deposits. The average cost of deposits was 488 basis points for the six months ended June 30, 2024, compared to 293 basis points for the six months ended June 30, 2023. The average rate paid on money market deposits increased 194 basis points to 4.86% for the six months ended June 30, 2024 from 2.92% for the six months ended June 30, 2023. The average rate paid on interest bearing demand deposits increased 359 basis points to 5.11% for the six months ended June 30, 2024 from 1.52% for the six months ended June 30, 2023 primarily due to market competition and the interest rate environment. The average cost of time deposits increased by 181 basis points to 5.05% for the six months ended June 30, 2024 as compared to 3.24% for the six months ended June 30, 2023. The decrease in the average balance of non-interest bearing demand deposits for the six months ended June 30, 2024, primarily was the result of depositors looking for higher yielding products and market competition.

Net Interest Income

Net interest income decreased approximately $9.7 million, or 24.0%, to $30.7 million for the six months ended June 30, 2024 from $40.4 million for the six months ended June 30, 2023 in connection with our net interest-earning assets decreasing $102.8 million to $485.0 million for the six months ended June 30, 2024 from $587.8 million for the six months ended June 30, 2023. The interest rate spread tightened by 150 basis points to 1.99% for the six months ended June 30, 2024 from 3.49% for the six months ended June 30, 2023, on a tax equivalent basis. The net interest margin compressed by 127 basis points from 4.48% for the six months ended June 30, 2023 to 3.21% for the six months ended June 30, 2024 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Six Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense (6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,755,443	$62,034	7.13%	$1,624,664	$55,586	6.90%
Investment securities:
Taxable	55,708	865	3.13%	56,011	926	3.33%
Tax-exempt	37,068	681	3.70%	37,908	670	3.56%
Federal funds and interest-bearing deposits	88,349	2,264	5.17%	103,053	2,311	4.52%
Total interest-earning assets	1,936,568	$65,844	6.86%	1,821,636	$59,493	6.59%
Non-interest-earning assets	127,430			77,601
Total assets	$2,063,998			$1,899,237
Interest-bearing liabilities:
Interest bearing demand deposits	$159,234	$4,032	5.11%	$78,568	$594	1.52%
Savings and NOW deposits	45,993	347	1.52%	51,290	255	1.00%
Money market deposits	448,647	10,816	4.86%	284,906	4,129	2.92%
Time deposits	712,898	17,861	5.05%	698,384	11,221	3.24%
Total interest bearing deposits	1,366,772	33,056	4.88%	1,113,148	16,199	2.93%
Federal funds purchased	10,386	298	5.79%	9,103	239	5.29%
Federal Home Loan Bank advances	1,648	46	5.63%	39,199	919	4.73%
Subordinated debt	72,752	1,640	4.55%	72,355	1,632	4.55%
Total interest-bearing liabilities	1,451,558	$35,040	4.87%	1,233,805	$18,989	3.10%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	389,792			460,632
Total liabilities	1,841,350			1,694,437
Stockholders’ Equity	222,648			204,800
Total liabilities and stockholders’ equity	$2,063,998			$1,899,237
Net interest income		$30,804			$40,504
Interest rate spread(2)			1.99%			3.49%
Net interest-earning assets(3)	$485,010			$587,831
Net interest margin(4)			3.21%			4.48%
Average interest-earning assets to average interest-bearing liabilities	133.41%			147.64%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a fully tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Six Months Ended
	June 30, 2024 and 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$4,559	$1,889	$6,448
Investment securities:
Taxable	(5)	(56)	(61)
Tax-exempt	(34)	45	11
Federal funds and interest-bearing deposits	(691)	644	(47)
Total interest-earning assets	3,829	2,522	6,351
Interest bearing liabilities:
Interest-bearing demand deposits	1,042	2,396	3,438
Savings and NOW accounts	(73)	165	92
Money market deposit accounts	3,102	3,585	6,687
Time deposits	238	6,402	6,640
Total interest bearing deposits	4,309	12,548	16,857
Federal funds purchased	35	24	59
Federal Home Loan Bank advances	(1,317)	444	(873)
Subordinated debt	8	—	8
Total interest-bearing liabilities	3,035	13,016	16,051
Change in net interest income	$794	$(10,494)	$(9,700)

Provision for Credit Losses

Management believes that the provision recorded for the period ended June 30, 2024 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

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

The provision for credit losses on loans increased by $63,000 for the six months ended June 30, 2024 from a provision for credit losses on loans of $1.0 million for the six months ended June 30, 2023. Loan originations, which totaled approximately $128.2 million for the six months ended June 30, 2023 decreased $47.7 million to $80.5 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, the Company was able to further segment many loans within the commercial and industrial segment that had collateral backed by government contracts. These loans present a different risk profile than typical commercial and industrial loans, and come with different qualitative factors within our credit loss model. The Company did see an uptick in non-performing loans at June 30, 2024, with a balance of $20.7 million, however this is largely attributed to two relationships who encountered liquidity constraints. The Company is proactive in identifying issues and acts decisively when prudent. As of June 30, 2024, the Company had only 2.74% criticized and classified loans to total gross loans.

The recovery of credit losses on off-balance sheet credit exposure was $652,000 for the six months ended June 30, 2024 and $111,000 for the six months ended June 30, 2023. The decrease in off-balance sheet credit exposure was primarily related to the utilization of revolving lines of credit.

During the six months ended June 30, 2024, special mention (criticized) loans decreased $3.1 million. Substandard (classified) loans increased $12.2 million as of June 30, 2024 to a balance of $33.4 million. Of the classified loans as of June 30, 2024, 55% are related to the two relationships that are experiencing a drop in liquidity due to the sharp rise in interest rates. Approximately 45% of classified loans are made up of smaller credits that have been placed on nonaccrual or the Company is monitoring closely to be able to assess repayment. During the six months ended June 30, 2024, the Company has adjusted certain factors within the allowance for credit loss model to respond to the current increase in nonperforming loans. As interest rates have risen significantly over the last two years, management believes in taking a proactive approach to risk management in the loan portfolio, particularly as credits are due to reprice in a new rate environment. During the six months ended June 30, 2024, there was $511,000 in charge-offs incurred and recoveries of $8,000 were received.

Non-Interest Income

Non-interest income decreased $49,000, or 2.7%, to $1.8 million for the six months ended June 30, 2024 from $1.8 million for the six months ended June 30, 2023. The decrease in non-interest income was primarily due to decreases in deposit account service charges in the six months ended June 30, 2024 compared to the same period in 2023. The decrease in account service charges was offset by an increase $69,000 in bank owned life insurance income for the six months ended June 30, 2024, as a result of the elevated interest rate environment compared to same period in the prior year. The Company continues to focus on increasing fee income as it continues to add services that strategically benefit our customers. The Company recognized a loss of $48,000 on a security that was called and replaced with more favorable terms that benefited both the bond issuers and bond holders.

Non-Interest Expense

Non-interest expense increased $2.4 million, or 10.8%, to $25.0 million for the six months ended June 30, 2024, from $22.6 million for the six months ended June 30, 2023 primarily because of increases in furniture and equipment expenses and other various operating expenses of $1.5 million. Salaries and employee benefits increased $756,000 for the six months ended June 30, 2024 compared to the same period in 2023. The Company added sixteen employees as the franchise continues to grow and build out it strategic initiatives. Outside services, which includes professional fees for attorneys, accountants and consultants, increased $620,000 to $1.6 million for the six months ended June 30, 2024, from $994,000 for the six months ended June 30, 2023. This increase is driven by regulatory requirements in audits and routine legal assistance as the Company grows. Information security tools and other software expenses increased approximately $181,000 to $312,000 for the six months ended June 30, 2024, from $131,000 for the six months ended June 30, 2023. FDIC insurance increased approximately $235,000 to $660,000 for the six months ended June 30, 2024, from $425,000 for the six months ended June 30, 2023 because of the make-up of the FDIC reserve pool for participating banks as of June 30, 2024 compared to the reserve pool as of June 30, 2023. Offsetting these increases was a decrease in advertising and marketing expenses of $475,000, or 31.8%, to $1.0 million for the six months ended June 30, 2024 from $1.5 million for the six months ended June 30, 2023 due to timing and being selective in initiatives to further enhance the Company's brand.

Income Tax Expense

Income tax expense decreased $2.5 million, or 70.3%, to a tax expense of $1.1 million for the six months ended June 30, 2024 from a tax expense of $3.6 million for the six months ended June 30, 2023. The decrease in federal income tax expense for the six months ended June 30, 2024 compared to the same period a year ago was driven by the decrease in income before income taxes of $11.7 million, to income before income tax of $7.0 million for the six months ended June 30, 2024 compared to income before income tax expense of $18.7 million for the same period in the prior year. The Company was able to apply and claim a research and development tax credit of approximately $326,000 for its associated work in developing a software platform in 2024. The Company also invests in projects that have tax credit benefits in order to help reduce its overall tax liability. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $181,000 for the six months ended June 30, 2024. For the six months ended June 30, 2024, the Company had an effective income tax expense rate of 15.3%, compared to an effective income tax expense rate of 19.3% for the six months ended June 30, 2023.

Comparison of Statements of Financial Condition at June 30, 2024 and December 31, 2023

Total Assets

Total assets increased $58.3 million, or 2.9%, to $2.1 billion at June 30, 2024 from $2.0 billion at December 31, 2023. The increase was primarily the result of increases in the loan portfolio of $73.7 million and was offset by a decrease in federal funds sold of $11.2 million as of June 30, 2024.

Investment Securities

Investment securities decreased $1.1 million, or 1.1%, from $101.6 million at December 31, 2023 to $100.4 million at June 30, 2024. The decrease was primarily due to normal paydown of available-for-sale securities and amortization of certain restricted stock securities, which was offset by new investments of restricted equities of $2.4 million. At June 30, 2024, our held-to-maturity portion of the securities portfolio, at amortized cost, was $16.0 million, and our available-for-sale portion of the securities portfolio, at fair value, was $57.6 million compared to our held-to-maturity portion of the securities portfolio of $17.3 million and our available-for-sale portion of the securities portfolio of $59.9 million at December 31, 2023.

Net Loans

Net loans increased $73.7 million, or 4.3%, to $1.78 billion at June 30, 2024 from $1.71 billion at December 31, 2023. Residential real estate loans decreased $24.9 million, or 5.2%, to $449.7 million at June 30, 2024 from $474.6 million at December 31, 2023. Commercial real estate loans increased by $101.2 million from $743.8 million at December 31, 2023 to $845.0 million at June 30, 2024. Commercial and industrial loans increased by $18.2 million from $75.4 million at December 31, 2023 to $93.6 million at June 30, 2024.  Construction and land development loans decreased $18.9 million to $410.7 million at June 30, 2024 from $429.6 million at December 31, 2023. Consumer loans decreased by $1.4 million from $3.6 million at December 31, 2023 to $2.2 million at June 30, 2024. The decrease in consumer loans is primarily a result of management’s decision to let the indirect lending portfolio amortize off the balance sheet.

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

The federal banking Agencies issued guidance in 2006 which addresses institutions with increased concentrations of commercial real estate (CRE) loans.  The guidance does not establish specific CRE lending limits; rather, it promotes sound risk management practices and appropriate levels of capital that will enable institutions to continue to pursue CRE lending in a safe and sound manner.  In developing this guidance, the Agencies recognized that different types of CRE lending present different levels of risk, and that consideration should be given to the lower risk profiles and historically superior performance of certain types of CRE, such as well-structured multifamily housing finance, when compared to others, such as speculative office space construction. As discussed under “CRE Concentration Assessments,” institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions for risk management purposes. The guidance focuses on those CRE loans for which the cash flow from the real estate is the primary source of repayment rather than loans to a borrower for which real estate collateral is taken as a secondary source of repayment or through an abundance of caution. Thus, for the purposes of the guidance, CRE loans include those loans with risk profiles sensitive to the condition of the general CRE market (for example, market demand, changes in capitalization rates, vacancy rates, or rents). CRE loans are land development and construction loans (including 1- to 4-family residential and commercial construction loans) and other land loans. CRE loans also include loans secured by multifamily property, and nonfarm nonresidential property where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third party, nonaffiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Excluded from the scope of this Guidance are loans secured by nonfarm nonresidential properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property.

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

The Company holds a concentration in commercial real estate loans. As of June 30, 2024, construction, land development and other land loans represented 130.2% of consolidated risk-based capital. Total commercial real estate loans as defined by the Agency guidance represented 367.2% of consolidated risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio by 57%.

The management team has extensive experience in underwriting commercial real estate loans and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. The Board of Directors has established internal maximum limits on CRE to better manage and control the exposure to property classes during periods of changing economic conditions. The Board of Directors also has minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

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

	June 30, 2024
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction and land development	$410,698	$(5,297)	(1.29)%
Non-Owner Occupied CRE (2)	747,822	(8,649)	(1.16)%
All Other Loans (3)	642,699	(20,255)	(3.15)%
AFS Securities	68,050	(8,043)	(11.82)%
HTM Securities	16,036	(194)	(1.21)%
Swap Portfolio	—	—	—
Bank Owned Life Insurance	38,901	(38)	(0.10)%
Total	$1,924,206	$(42,476)	(2.21)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D
(3) The historical loss percentage for All Other Loans changed between December 31, 2023 and June 30, 2024

	December 31, 2023
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction and land development	$429,637	$(4,606)	(1.07)%
Non-Owner Occupied CRE (2)	732,815	(7,635)	(1.04)%
All Other Loans	564,639	(11,994)	(2.12)%
AFS Securities	69,665	(7,478)	(10.73)%
HTM Securities	17,275	(88)	(0.51)%
Swap Portfolio	—	—	—
Bank Owned Life Insurance	38,318	(39)	(0.10)%
Total	$1,852,349	$(31,840)	(1.72)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D

The total estimated stress test loss is deducted from capital and we recalculate the capital ratios. As shown in the tables below, as of June 30, 2024 and December 31, 2023, the post-stress capital ratios well exceed our Board target ratios as well as Agency minimums (with buffer). For Non-Owner-Occupied CRE & Multi-family the stress test is bifurcated with a low-end loss estimate and high-end estimate. The Low Estimate produces loss amounts for loans that are flagged for default (per the model) and floors the loss amount at zero. The High Estimate executes similar to the low estimate but floors the Loss-Given-Default rate at 10%, per Basel Committee on Banking Supervision rules. It also has a collective loss held on all loans regardless of if the loan is flagged for default.

June 30, 2024 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	As of June 30, 2024	Post Stress, Low Estimate	Post Stress, High Estimate
Community Bank Leverage Ratio	8.00%	8.50%	14.22%	12.75%	12.57%
Leverage Ratio	5.00%	8.00%	14.22%	12.75%	12.57%
Total Risk-Based Capital	10.00%	11.50%	16.78%	15.14%	14.95%
Tier 1 Risk-Based Capital	8.00%	9.50%	15.85%	14.22%	14.02%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	15.85%	13.79%	13.59%

December 31, 2023 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	As of December 31, 2023	Post Stress, Low Estimate	Post Stress, High Estimate
Community Bank Leverage Ratio	8.00%	8.50%	14.66%	13.74%	13.59%
Leverage Ratio	5.00%	8.00%	14.66%	13.74%	13.59%
Total Risk-Based Capital	10.00%	11.50%	17.18%	16.17%	16.00%
Tier 1 Risk-Based Capital	8.00%	9.50%	16.22%	15.20%	15.04%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	16.22%	14.79%	14.62%

The following two tables break down the June 30, 2024 and December 31, 2023 non-owner occupied CRE portfolio balances by showing the current balance in each sub-category and location. The tables also display very favorable weighted average interest rates and weighted average loan-to-values for both periods. The weighted average occupancy percentages are also broadly favorable for both periods.

June 30, 2024
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$214,447	$7,299	$17,481	$—	$239,227	6.56%	68%	79%
Office:
Mixed use	612	2,703	3,004	—	6,319	5.41%	64%	81%
Medical	—	22,311	15,029	466	37,806	5.61%	63%	69%
Office	1,314	1,892	3,573	—	6,779	6.40%	56%	90%
Office to Residential Conversion	11,900	—	32,136	—	44,036	11.19%	58%	N/A
Hospitality	29,007	61,108	88,142	—	178,257	6.58%	65%	N/A (3)
Retail/Commercial	58,612	42,850	95,626	11,870	208,958	6.08%	56%	75%
Industrial	—	14,902	5,613	5,925	26,440	7.09%	59%	90%
Total Non-Owner Occupied CRE	315,892	153,065	260,604	18,261	747,822	6.54%	62%	71%
Construction and Land Development
Multifamily	112,217	—	11,994	20,386	144,597	8.29%	61%	N/A
1-4 family	69,740	—	58,474	—	128,214	9.35%	61%	N/A
Retail/Commercial	17,233	—	—	—	17,233	9.07%	69%	N/A
Hospitality	—	12,371	—	—	12,371	9.50%	63%	N/A
Industrial	35,136	—	1,086	—	36,222	7.00%	57%	N/A
Mixed use	9,900	—	—	—	9,900	8.97%	59%	N/A
Self-storage	—	—	—	13,986	13,986	8.18%	50%	N/A
Other	248	9,417	30,586	7,924	48,175	8.39%	47%	N/A
Total Construction and Land Development	244,474	21,788	102,140	42,296	410,698	8.68%	59%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$560,366	$174,853	$362,744	$60,557	$1,158,520			N/A

(1) Loan-to-value is based on maximum potential outstanding at time of origination
(2) Non-owner occupied includes multifamily call code 1E2 and 1D
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

(1) Loan-to-value is based on maximum potential outstanding at time of origination
(2) Non-owner occupied includes multifamily call code 1E2 and 1D
(3) Hospitality relies upon individual STR data

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

The following two tables depict a well-diversified portfolio of owner-occupied commercial real estate as of June 30, 2024 and December 31, 2023.  The properties are distributed nicely among the Company's footprint. This loan segment continues to perform very well and is supported by strong loan-to-values (LTVs). The following table sets forth our owner-occupied CRE portfolio by the business industry groups that occupy the properties for the periods indicated.

June 30, 2024
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$18,884	$2,966	$10,913	$11,109	$43,872	5.88%	69%
Administrative and support	—	4,500	4,483	—	8,983	5.49%	56%
Arts and recreation	—	—	36,977	—	36,977	6.91%	63%
Construction services	13,833	4,031	15,994	—	33,858	5.97%	69%
Education services	28,518	—	5,724	—	34,242	5.98%	59%
Health care	4,754	18,234	16,200	137	39,325	7.05%	66%
Information	—	—	4,391	—	4,391	4.39%	50%
Manufacturing	—	—	6,058	—	6,058	4.22%	56%
Religious and other	6,088	16,157	47,333	938	70,516	6.21%	62%
Professional, scientific, tech services	2,879	—	5,707	—	8,586	5.41%	73%
Real estate and rental leasing	746	2,219	3,745	—	6,710	6.31%	68%
Retail trade	881	9,287	24,623	—	34,791	6.26%	68%
Wholesale trade	—	172	867	7,087	8,126	5.98%	73%
Total Owner Occupied CRE	$76,583	$57,566	$183,015	$19,271	$336,435	6.19%	65%

(1) Loan-to-value is based on maximum potential outstanding at time of origination

December 31, 2023
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$17,925	$2,995	$12,186	$5,605	$38,711	5.68%	69%
Administrative and support	—	4,500	4,557	—	9,057	5.49%	56%
Arts and recreation	—	—	37,127	—	37,127	6.14%	62%
Construction services	5,173	4,035	16,278	—	25,486	5.23%	73%
Education services	29,169	—	5,581	—	34,750	5.86%	61%
Health care	4,810	993	16,836	139	22,778	5.43%	76%
Manufacturing	—	—	6,218	—	6,218	4.33%	55%
Religious and other	6,141	8,047	32,305	946	47,439	5.78%	66%
Professional, scientific, tech services	2,908	—	10,474	—	13,382	5.06%	75%
Real estate and rental leasing	—	2,281	1,168	—	3,449	6.55%	62%
Retail trade	894	6,692	25,249	2,670	35,505	5.83%	69%
Wholesale trade	—	184	837	7,129	8,150	5.98%	73%
Total Owner Occupied CRE	$67,020	$29,727	$168,816	$16,489	$282,052	5.72%	67%

(1) Loan-to-value is based on maximum potential outstanding at time of origination

Allowance for Credit Losses - Loans

The allowance for credit losses on loans represents an amount that, in our judgment, will be adequate to absorb current and expected losses in the loan portfolio. The provision for credit losses on loans increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of year	$16,506	$14,114
Impact of adopting ASC 326	—	895
Charge-offs:
Construction and land development	(370)	—
Residential real estate	(132)	—
Commercial and industrial	—	(462)
Consumer	(9)	(6)
Total charge-offs	(511)	(468)
Recoveries:
Residential real estate	—	7
Consumer	8	15
Total recoveries	8	22
Net charge-offs	(503)	(446)
Provision for credit losses - loans	1,095	1,943
Balance at end of period	$17,098	$16,506
Ratios:
Net charge-offs recoveries to average loans outstanding	0.03%	0.03%
Allowance for credit losses on loans to non-performing loans	82.63%	16.44X
Allowance for credit losses on loans to gross loans at end of period	0.95%	0.96%

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	June 30,	December 31,
	2024	2023
	(Dollars in thousands)
Non-accrual loans:
Residential real estate:
Single family	1,779	149
Construction and land development	17,783	—
Commercial and industrial	1,129	851
Total non-accrual loans	20,691	1,000
Loans 90 days past due and still accruing	—	4
Total non-performing loans	20,691	1,004
Other real estate owned	—	—
Total non-performing assets	$20,691	$1,004
Ratios:
Total non-performing loans to gross loans receivable	1.15%	0.06%
Total non-performing loans to total assets	0.99%	0.05%
Total non-performing assets to total assets	0.99%	0.05%

Deposits

Deposits increased $69.2 million, or 4.1% to $1.76 billion at June 30, 2024 from $1.69 billion at December 31, 2023. Our core deposits increased $124.5 million, or 9.9%, to $1.38 billion at June 30, 2024 from $1.25 billion at December 31, 2023. Non-interest bearing demand deposits decreased $50.0 million, or 13.7%, to $314.6 million at June 30, 2024 from $364.6 million at December 31, 2023. Interest bearing demand deposits increased $42.4 million, or 30.9%, to $179.5 million at June 30, 2024 from $137.1 million at December 31, 2023. Time deposits increased $27.6 million, or 4.0%, to $724.0 million at June 30, 2024 from $696.3 million at December 31, 2023.  Money market demand deposits increased $34.2 million, or 7.7%, to $476.4 million at June 30, 2024 from $442.2 million at December 31, 2023. The increase in money market deposit accounts and time deposits were primarily the result of the higher rate environment, deposit competition, and customers looking for additional interest-bearing options.

The following table presents the Company’s deposits segregated by major category as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(Dollars in thousands)
Deposit type:	Balance	Percent %	Balance	Percent %
Interest bearing demand deposits	$179,513	10.2%	$137,128	8.2%
Savings and NOWdeposits	60,867	3.5%	45,878	2.7%
Money market demand deposits	476,396	27.1%	442,179	26.2%
Time deposits	723,951	42.3%	696,336	41.3%
Interest bearing deposits	1,440,727	83.1%	1,321,521	78.4%

Non-interest bearing demand deposits	314,636	17.9%	364,606	21.6%

Total deposits	$1,755,363	100.0%	$1,686,127	100.1%

The Company uses wholesale deposits as a funding source in addition to customer deposits. Wholesale deposits provide a diversified and stable source of funding during times of market volatility. As of June 30, 2024, the Company had $348.6 million of total wholesale deposit balances, a decrease of $84.4 million compared to December 31, 2023, which totaled $433.0 million.

Given the interest rate environment and strategic initiatives, the Company replaced maturing lower yielding wholesale CDs with higher market rate CDs. The replacement CDs include call options at our discretion if economic conditions changed. The Company also utilized additional wholesale demand deposits to provide liquidity and more effectively balance our interest rate sensitivity. During the six months ended June 30, 2024, total wholesale deposit funding accounted for approximately 31% of our interest expense.

The following table presents the Company's total wholesale deposit composition, concentrations, current rate and remaining duration, if applicable as of June 30, 2024.

	June 30, 2024				December 31, 2023
(Dollars in thousands)
Wholesale Money Market Deposits Accounts (MMDA)		Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)		Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)
Wholesale MMDAs	$62,920	18.0%	5.55%	N/A	$120,536	27.8%	5.75%	N/A

Wholesale Time Deposits
Listing Service CDs (1)	21,107	6.1%	4.31%	13	34,481	8.0%	4.86%	5
Wholesale CDs:
Term	121,731	34.9%	4.71%	12	148,906	34.4%	4.32%	7
Term with Call Option (2)	142,838	41.0%	5.17%	39	129,083	29.8%	5.22%	30
Total Wholesale CDs	264,569				277,989

Total Wholesale Deposits	$348,596	100.0%			$433,006	100.0%

(1) Listing service CDs are excluded from being classified as wholesale deposits, per FDIC call report instructions
(2) Average weighted call date is May 2024

Regulatory Defined Wholesale Deposits

Each quarter the Bank files a bank call report with the FDIC, which has a specific way it defines wholesale brokered deposits. As of June 30, 2024, the Company had $327.5 million of wholesale deposits outstanding, as defined by FDIC, a decrease of $71.0 million from December 31, 2023. In addition, pursuant to rule 12 CFR 337.6(e), well-capitalized and well-rated institutions are not required to treat reciprocal deposits as wholesale deposits up to the lesser of 20 percent of their total liabilities or $5 billion. Reciprocal core deposits exceeding this threshold must be reported additionally as wholesale deposits for call report purposes only. As of June 30, 2024, the Company additionally reported $290.5 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $639.1 million as of June 30, 2024. As of June 30, 2024, all of the Company's reciprocal deposits were core deposits from customers who placed their deposits in the reciprocal network for additional FDIC insurance coverage.

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities. The Company uses wholesale deposits in addition to customer deposits, as funding sources. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB secured advances, other secured borrowings, federal funds purchased, and other short-term unsecured borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. Additional liquidity can be obtained through the Federal Reserve Bank discount window. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had no federal funds purchased outstanding and an additional secured borrowing capacity of $516.6 million as of June 30, 2024. Additionally, at June 30, 2024, we had the ability to borrow up to $129.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2024.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2024, cash and cash equivalents totaled $91.5 million. The Company has availability on secured and unsecured lines for an additional $645.6 million. Finally, securities classified as available-for-sale, which provide additional sources of liquidity, totaled $57.6 million at June 30, 2024.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4.8 million and $16.7 million for the six months ended June 30, 2024 and June 30, 2023, respectively. There were no sales of securities in the six months ended June 30, 2024 or for six months ended June 30, 2023. Net cash used in investing activities, which consist primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $78.8 million and $57.1 million for the six months ended June 30, 2024 and June 30, 2023, respectively. Net cash provided by financing activities was $50.9 million and $7.9 for the six months ended June 30, 2024 and 2023, respectively, which consisted primarily of increases in interest bearing deposits of $119.2 million for the six months ended June 30, 2024, partially offset by repayments of federal funds purchased of $15.0 million and decreased non-interest bearing deposits of $50 million.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2024, totaled $476.8 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

Effects of Inflation. In an effort to combat inflation, the Federal Reserve, through the FOMC, increased rates a total of 5.25% during 2022 and through September 30, 2023, which has had a negative effect on the price of existing securities. As a result of rising interest rates, the Company recorded an accumulated other comprehensive loss on securities available for sale of approximately $8.0 million as of June 30, 2024, compared to recording accumulated other comprehensive loss in the amount of $7.5 million as of December 31, 2023.  This unrealized loss is counter to total equity growth during 2023 and 2024 that had otherwise had continued capital addition through net earnings. Management does not anticipate the unrealized losses to result in write-down through earnings as they do not reflect credit deterioration within the portfolio.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2024, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for June 30, 2024 and December 31, 2023, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2024 and 2023 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2024, the Bank meet all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024
Total capital (to risk-weighted assets)	$315,470	16.78%	$150,369	≥ 8.0%	$187,962	> 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$298,015	15.85%	$84,583	≥ 4.5%	$122,175	> 6.5%
Tier 1 capital (to risk-weighted assets)	$298,015	15.85%	$112,777	≥ 6.0%	$150,369	> 8.0%
Tier 1 capital (to average assets)	$298,015	14.22%	$83,853	≥ 4.0%	$104,816	> 5.0%
As of December 31, 2023
Total capital (to risk-weighted assets)	$312,069	17.18%	$145,300	≥ 8.0%	$181,625	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$294,553	16.22%	$81,731	≥ 4.5%	$118,056	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$294,553	16.22%	$108,975	≥ 6.0%	$145,300	≥ 8.0%
Tier 1 capital (to average assets)	$294,553	14.66%	$80,375	≥ 4.0%	$100,469	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2024, we had outstanding loan commitments of $262.8 million and $311,000 in outstanding stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except for per share data)	2024	2023	2024	2023
Net interest margin, fully-taxable equivalent (FTE)
Net interest income (GAAP)	$15,289	$19,271	$30,661	$40,363
FTE adjustment on tax-exempt securities	71	70	143	141
Net interest income (FTE) (non-GAAP)	$15,360	$19,341	$30,804	$40,504

Average interest earning assets	1,958,869	1,829,054	1,936,568	1,821,636
Net interest margin (GAAP)	3.13%	4.23%	3.19%	4.47%
Net interest margin (FTE) (non-GAAP)	3.15%	4.24%	3.21%	4.48%

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

Our simulation model uses actual data as of June 30, 2024, and dynamically incorporates Board-approved budget assumptions in order to forecast the impact of stress factors. It is important to note that no other changes are made. The purpose of this simulation is so that management and the Board can make informed decisions that enhance our resilience and long-term viability.  In other words, we examine the results of the stress test first to ensure that they are within Board-approved risk tolerance limits and second to determine whether we should make changes to the structure of our earning assets and interest-bearing liabilities.

Finally, as we consider simulation model outputs, we also consider their impact to other risk factors and ultimately to determine whether our capital provides a sufficient cushion to our risk profile.

	Net Interest Income Stress Simulation
	June 30, 2024

Basis Point Change in	Net Interest Income	Year 1 Change
Interest Rates (1)	Year 1 Forecast (2)	From Level
(Dollars in thousands)
+400	$82,602	10.31%
+300	$81,437	8.76%
+200	$79,562	6.25%
+100	$77,870	3.99%
Level	$74,879	—
-100	$72,763	(2.83)%
-200	$71,899	(3.98)%
-300	$73,858	(1.36)%
-400	$76,007	1.51%

(1) Interest rate changes are immediate and sustained for the entire 12-month period

(2) Simulation model assumptions are locked for the entire 12-month period.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2024. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no significant effect or impact on internal controls over financial reporting as the Company implemented the current expected credit loss accounting standard.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2024, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies. Reference is made to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 20, 2024. For a discussion of certain risk factors affecting the Company, see our disclosure under “Forward-Looking Statements” in Part I, Item 2 in this Form 10-Q.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the common shares repurchased during the six months ended June 30, 2024.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	—	$—	—	$4,089
May 1, 2024 - May 31, 2024	14,311	$16.73	14,311	$3,850
June 1, 2024 - June 30, 2024	4,408	$16.38	4,408	$3,538
Total	18,719	$16.64	18,719	$3,538

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32.0	Section 1350 Certification *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included with Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: August 13, 2024	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)