Form 10-Q
period 2024-09-30
MainStreet Bancshares, Inc.
filed 2024-11-13
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 4, 2024, there were 7,603,265 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of  September 30, 2024 and December 31, 2023 (Dollars in thousands, except share data)

	At September 30, 2024 (unaudited)	At December 31, 2023 (*)
Assets
Cash and due from banks	$40,955	$53,581
Federal funds sold	191,159	60,932
Cash and cash equivalents	232,114	114,513
Investment securities available-for-sale, at fair value	58,489	59,928
Investment securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0, respectively.	16,016	17,275
Restricted securities, at amortized cost	26,745	24,356
Loans, net of allowance for credit losses of $18,327 and $16,506, respectively	1,775,558	1,705,137
Premises and equipment, net	13,571	13,944
Accrued interest and other receivables	11,077	12,390
Bank owned life insurance	39,203	38,318
Computer software, net of amortization	18,881	14,657
Other assets	32,945	34,914
Total Assets	$2,224,599	$2,035,432
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$347,575	$364,606
Interest bearing demand deposits	197,527	137,128
Savings and NOW deposits	61,893	45,878
Money market deposits	451,936	442,179
Time deposits	834,738	696,336
Total deposits	1,893,669	1,686,127
Federal funds purchased	—	15,000
Subordinated debt, net	72,940	72,642
Allowance for credit losses on off-balance sheet credit exposure	145	1,009
Other liabilities	31,794	39,137
Total Liabilities	1,998,548	1,813,915
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding at September 30, 2024 and December 31, 2023	27,263	27,263
Common stock, $4.00 par value, 10,000,000 shares authorized; issued and outstanding 7,602,783 shares (including 237,286 nonvested shares) at September 30, 2024 and 7,527,415 shares (including 228,300 nonvested shares) at December 31, 2023	29,463	29,198
Capital surplus	67,083	65,985
Retained earnings	108,616	106,549
Accumulated other comprehensive loss	(6,374)	(7,478)
Total Stockholders’ Equity	226,051	221,517
Total Liabilities and Stockholders’ Equity	$2,224,599	$2,035,432

*         Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023 (Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Income
Interest and fees on loans	$31,615	$29,822	$93,852	$85,530
Interest and dividends on investments securities
Mortgage-backed securities	85	108	281	308
Tax-exempt obligations of states and political subdivisions	294	268	832	797
Taxable obligations of states and political subdivisions	64	64	192	192
Other	248	287	789	884
Interest on federal funds sold and interest-bearing deposits	1,285	1,217	3,550	3,528
Total Interest Income	33,591	31,766	99,496	91,239
Interest Expense
Interest on interest bearing DDA deposits	2,117	216	6,049	761
Interest on savings and NOW deposits	206	145	553	400
Interest on money market deposits	5,277	4,068	15,911	8,091
Interest on time deposits	9,543	7,516	27,361	18,719
Interest on federal funds purchased	277	35	575	274
Interest on Federal Home Loan Bank advances	—	186	46	1,105
Interest on subordinated debt	828	828	2,468	2,460
Total Interest Expense	18,248	12,994	52,963	31,810
Net Interest Income	15,343	18,772	46,533	59,429
Provision For (Recovery of) Credit Losses - Loans	3,125	(98)	4,220	934
(Recovery of) provision for Credit Losses - Off-Balance Sheet Credit Exposure	(212)	353	(864)	242
Net Interest Income After Provision For (Recovery of) Credit Losses	12,430	18,517	43,177	58,253
Non-Interest Income
Deposit account service charges	557	514	1,516	1,639
Bank owned life insurance income	302	272	885	786
Net loss on securities called	—	—	(48)	—
Other fee income	27	105	93	158
Total Non-Interest Income	886	891	2,446	2,583
Non-Interest Expense
Salaries and employee benefits	7,250	6,924	22,222	21,139
Furniture and equipment expenses	931	713	2,806	1,983
Advertising and marketing	579	577	1,599	2,072
Occupancy expenses	407	375	1,257	1,287
Outside services	845	697	2,458	1,691
Administrative expenses	215	277	686	703
Other operating expenses	2,992	1,988	7,508	5,404
Total Non-Interest Expense	13,219	11,551	38,536	34,279
Income Before Income Taxes (Benefit)	97	7,857	7,087	26,557
Income Tax Expense (Benefit)	(168)	1,516	900	5,119
Net Income	$265	$6,341	$6,187	$21,438
Preferred Stock Dividends	539	539	1,617	1,617
Net Income (Loss) Available to Common Shareholders	$(274)	$5,802	$4,570	$19,821
Earnings (Loss) Per Common Share:
Basic	$(0.04)	$0.77	$0.60	$2.64
Diluted	$(0.04)	$0.77	$0.60	$2.64

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023 (Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Comprehensive Income, net of taxes
Net Income	$265	$6,341	$6,187	$21,438
Other comprehensive income (loss), net of tax expense (benefit):
Unrealized gain (loss) on available for sale securities arising during the period (net of tax expense (benefit), $498 and ($687), respectively, for the three months ended September 30, and $355 and ($687), respectively for the nine months ended September 30).	1,669	(2,465)	1,104	(2,268)
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $0 and $0, respectively, for the three months ended September 30, and $0 and $1, respectively, for the nine months ended September 30).	—	2	—	5
Other comprehensive (loss) income	1,669	(2,463)	1,104	(2,263)
Comprehensive Income	$1,934	$3,878	$7,291	$19,175

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023 (Dollars in thousands)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, June 30, 2024	$27,263	$29,452	$66,392	$109,651	$(8,043)	$224,715
Vesting of restricted stock	—	11	(11)	—	—	—
Stock based compensation expense	—	—	702	—	—	702
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(761)	—	(761)
Net income	—	—	—	265	—	265
Other comprehensive income	—	—	—	—	1,669	1,669
Balance, September 30, 2024	$27,263	$29,463	$67,083	$108,616	$(6,374)	$226,051

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2023	$27,263	$29,198	$65,985	$106,549	$(7,478)	$221,517
Cumulative change in accounting principle (Note 1)	—	—	—	(217)	—	(217)
Vesting of restricted stock	—	432	(432)	—	—	—
Stock based compensation expense	—	—	2,082	—	—	2,082
Common stock repurchased	—	(167)	(552)	—	—	(719)
Dividends on preferred stock - ($1.41 per depositary share)	—	—	—	(1,617)	—	(1,617)
Dividends on common stock - ($0.30 per share)	—	—	—	(2,286)	—	(2,286)
Net income	—	—	—	6,187	—	6,187
Other comprehensive income	—	—	—	—	1,104	1,104
Balance, September 30, 2024	$27,263	$29,463	$67,083	$108,616	$(6,374)	$226,051

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance, June 30, 2023	$27,263	$29,177	$64,768	$97,646	$(8,346)	$210,508
Vesting of restricted stock	—	11	(11)	—	—	—
Stock based compensation expense	—	—	650	—	—	650
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(754)	—	(754)
Net income	—	—	—	6,341	—	6,341
Other comprehensive loss	—	—	—	—	(2,463)	(2,463)
Balance, September 30, 2023	$27,263	$29,188	$65,407	$102,694	$(10,809)	$213,743

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2022	$27,263	$28,736	$63,999	$86,830	$(8,546)	$198,282
Cumulative change in accounting principle	—	—	—	(1,699)	—	(1,699)
Vesting of restricted stock	—	460	(460)	—	—	—
Stock based compensation expense	—	—	1,903	—	—	1,903
Common stock repurchased	—	(8)	(35)	—	—	(43)
Dividends on preferred stock - ($1.41 per depositary share)	—	—	—	(1,617)	—	(1,617)
Dividends on common stock - ($0.30 per share)	—	—	—	(2,258)	—	(2,258)
Net income	—	—	—	21,438	—	21,438
Other comprehensive loss	—	—	—	—	(2,263)	(2,263)
Balance, September 30, 2023	$27,263	$29,188	$65,407	$102,694	$(10,809)	$213,743

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the nine months ended September 30,	2024	2023
Cash Flows from Operating Activities
Net income	$6,187	$21,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	2,531	1,684
Amortization of right-of-use assets	376	239
Deferred income tax expense (benefit)	(38)	238
Loss on securities called	48	—
Gain on disposal of premises and equipment	(49)	(129)
Provision for credit losses, net	3,356	1,176
Stock based compensation expense	2,082	1,903
Income from bank owned life insurance	(885)	(786)
Subordinated debt amortization expense	298	298
Loss on New Market Tax Credit investment operations	—	176
Change in:
Accrued interest receivable and other receivables	1,313	(1,597)
Other assets	222	(5,520)
Other liabilities	(6,154)	7,188
Net cash provided by operating activities	9,287	26,308
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	2,097	2,666
Calls	945	—
Purchases	(445)	—
Activity in held-to-maturity securities:
Calls	1,200	—
Purchases of equity securities	(3,614)	(231)
Purchases of restricted investment in bank stock	(1,624)	(5,974)
Redemption of restricted investment in bank stock	1,425	9,339
Net increase in loan portfolio	(96,444)	(103,323)
Proceeds from sale of loans	21,803	—
Proceeds from sale of premises and equipment	145	129
Purchase of premises and equipment	(870)	(490)
Computer software developed	(4,224)	(4,224)
Net cash used in investing activities	(79,606)	(102,108)
Cash Flows from Financing Activities
Net decrease in non-interest bearing demand deposits	(17,031)	(155,831)
Net increase in interest bearing demand, savings, and time deposits	224,573	326,132
Net decrease in Federal Home Loan Bank advances	—	(100,000)
Net decrease in federal funds purchased	(15,000)	—
Cash dividends paid on preferred stock	(1,617)	(1,617)
Cash dividends paid on common stock	(2,286)	(2,258)
Repurchases of common stock	(719)	(43)
Net cash provided by financing activities	187,920	66,383
Increase (decrease) in Cash and Cash Equivalents	117,601	(9,417)
Cash and Cash Equivalents, beginning of period	114,513	130,600
Cash and Cash Equivalents, end of period	$232,114	$121,183
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$52,038	$29,581
Cash paid during the period for income taxes	$1,250	$6,180
Net unrealized gain (loss) on securities available-for-sale	$1,459	$(2,955)
Net cumulative change in accounting principle	$(217)	$(1,699)

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

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced Avenu, a division of MainStreet Bank. Avenu provides an embedded Banking as a Service (BaaS) solution that connects our partners (fintechs, application developers, money movers, and entrepreneurs) directly and seamlessly to our Software as a Service (SaaS) solution. Our SaaS software program was deployed in October 2024. The Avenu division is classified within our Financial Technology reportable segment outlined in Note 10. Additional information can be found in our investor presentations filed quarterly.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2023 have been derived from the audited consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K filed by the Company with the SEC on March 20, 2024. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other period.

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

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures about a reportable segment profit or loss and assets currently required by FASB ASU Topic 280 in interim periods, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

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

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Note 2. Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss. The Company did not record an allowance for credit losses ("ACL") on its securities available-for-sale or held-to-maturity portfolio as of September 30, 2024 and  December 31, 2023.

Investment securities available-for-sale was comprised of the following:

	September 30, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$21,712	$3	$(3,329)	$18,386
Subordinated Debt	9,470	—	(1,171)	8,299
Preferred Stock	449	—	—	449
Municipal Securities:
Taxable	10,630	—	(1,992)	8,638
Tax-exempt	22,059	13	(1,789)	20,283
U.S. Governmental Agencies	2,447	10	(23)	2,434
Total	$66,767	$26	$(8,304)	$58,489

Investment securities held-to-maturity was comprised of the following:

	September 30, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$13,516	$8	$(82)	$13,442
Subordinated Debt	2,500	—	(15)	2,485
Total	$16,016	$8	$(97)	$15,927

Investment securities available-for-sale was comprised of the following:

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$23,446	$—	$(3,931)	$19,515
Subordinated Debt	9,970	—	(1,503)	8,467
Municipal Securities:
Taxable	10,649	—	(2,342)	8,307
Tax-exempt	22,668	23	(1,949)	20,742
U.S. Governmental Agencies	2,932	3	(38)	2,897
Total	$69,665	$26	$(9,763)	$59,928

Investment securities held-to-maturity was comprised of the following:

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$14,775	$19	$(121)	$14,673
Subordinated Debt	2,500	—	(10)	2,490
Total	$17,275	$19	$(131)	$17,163

Credit Quality Indicators and Allowance for Credit Losses - HTM

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis using security-level credit ratings. The Company’s HTM securities ACL was immaterial at  September 30, 2024 and December 31, 2023. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of  September 30, 2024 and  December 31, 2023 by security type and credit rating:

(Dollars in thousands)	Municipal Securities	Subordinated Debt	Total HTM securities
September 30, 2024
Credit Rating:
AAA/AA/A	$13,516	$—	$13,516
Not Rated - Non Agency	—	2,500	2,500
Total	$13,516	$2,500	$16,016
December 31, 2023
Credit Rating:
AAA/AA/A	$14,775	$—	$14,775
Not Rated - Non Agency	—	2,500	2,500
Total	$14,775	$2,500	$17,275

As of  September 30, 2024 and  December 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of  September 30, 2024 and  December 31, 2023.

The scheduled maturities of securities available-for-sale and held-to-maturity at  September 30, 2024 were as follows:

	September 30, 2024
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$689	$688
Due from one to five years	1,000	993	3,517	3,502
Due from after five to ten years	13,811	12,390	5,942	5,922
Due after ten years	51,956	45,106	5,868	5,815
Total	$66,767	$58,489	$16,016	$15,927

The scheduled maturities of securities available-for-sale and held-to-maturity at  December 31, 2023 were as follows:

	December 31, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$318	$315
Due from one to five years	1,000	976	3,325	3,314
Due from after five to ten years	14,054	12,222	7,218	7,188
Due after ten years	54,611	46,730	6,414	6,346
Total	$69,665	$59,928	$17,275	$17,163

Securities with a fair value of $399,000 and $16.1 million were pledged at September 30, 2024 and December 31, 2023, respectively. As the Federal Reserve Bank ended its Bank Term Funding Program, the Company no longer continued to pledge eligible securities. The Company did not need to utilize this program as its liquidity position remains strong.

The following tables summarize the unrealized loss positions of securities available-for-sale as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$18,292	$(3,329)	$18,292	$(3,329)
Subordinated Debt	216	(34)	7,583	(1,137)	7,799	(1,171)
Municipal securities:
Taxable	—	—	8,638	(1,992)	8,638	(1,992)
Tax-exempt	241	—	16,965	(1,789)	17,206	(1,789)
U.S. Governmental Agencies	—	—	636	(23)	636	(23)
Total	$457	$(34)	$52,114	$(8,270)	$52,571	$(8,304)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$19,440	$(3,931)	$19,440	$(3,931)
Subordinated Debt	—	—	7,717	(1,503)	7,717	(1,503)
Municipal Securities:
Taxable	—	—	8,307	(2,342)	8,307	(2,342)
Tax-exempt	1,986	(34)	16,510	(1,915)	18,496	(1,949)
U.S. Government Agencies	1,515	(1)	845	(37)	2,360	(38)
Total	$3,501	$(35)	$52,819	$(9,728)	$56,320	$(9,763)

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

At  September 30, 2024, there were twenty-two collateralized mortgage backed securities with fair values totaling $18.3 million in an unrealized loss position of more than 12 months. At  September 30, 2024, there was one subordinated debt security totaling $216,000 in an unrealized loss position of less than 12 months and twenty-one securities with a fair value totaling $7.6 million in an unrealized loss position of more than 12 months. At  September 30, 2024, there was one tax-exempt municipal securities with a fair value totaling approximately $241,000 in an unrealized loss position of less than 12 months and twenty-seven securities with fair values totaling $17.0 million in an unrealized loss position of more than 12 months. At  September 30, 2024, there were eleven taxable municipal securities with fair values totaling $8.6 million in an unrealized loss position of more than 12 months. At  September 30, 2024, there were six government agency securities with a fair value of approximately $636,000 in an unrealized loss position of more than 12 months.

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

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Residential Real Estate:
Single family	$200,870	$203,417
Multifamily	244,988	271,040
Farmland	251	145
Commercial Real Estate:
Owner-occupied	350,924	282,052
Non-owner occupied	520,356	461,775
Construction and Land Development	373,486	429,637
Commercial – Non Real Estate:
Commercial & Industrial	106,249	75,415
Consumer – Non Real Estate:
Unsecured	413	271
Secured	1,564	3,339
Total Gross Loans	1,799,101	1,727,091
Less: unearned fees, net	(5,216)	(5,448)
Less: allowance for credit losses - loans	(18,327)	(16,506)
Net Loans	$1,775,558	$1,705,137

The unsecured consumer loans above include $413,000 and $271,000 of overdrafts reclassified as loans at September 30, 2024 and December 31, 2023, respectively.

The following tables present the amortized cost basis by segments of the loan portfolio summarized by aging categories as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Nonaccrual	Current	Total Loans Receivable
Residential Real Estate:
Single family	$—	$—	$—	$1,910	$198,960	$200,870
Multifamily	—	—	—	—	244,988	244,988
Farmland	—	—	—	—	251	251
Commercial Real Estate:
Owner-occupied	—	—	—	—	350,924	350,924
Non-owner occupied	—	—	—	11,900	508,456	520,356
Construction and Land Development	10,891	—	—	13,331	349,264	373,486
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	1,123	105,126	106,249
Consumer – Non Real Estate:
Unsecured	—	—	—	—	413	413
Secured	23	—	—	—	1,541	1,564
Total	$10,914	$—	$—	$28,264	$1,759,923	$1,799,101

	December 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Nonaccrual	Current	Total Loans Receivable
Residential Real Estate:
Single family	$—	$—	$—	$149	$203,268	$203,417
Multifamily	—	—	—	—	271,040	271,040
Farmland	—	—	—	—	145	145
Commercial Real Estate:
Owner-occupied	—	—	—	—	282,052	282,052
Non-owner occupied	—	—	—	—	461,775	461,775
Construction and Land Development	—	—	—	—	429,637	429,637
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	851	74,564	75,415
Consumer – Non Real Estate:
Unsecured	—	—	—	—	271	271
Secured	25	—	4	—	3,310	3,339
Total	$25	$—	$4	$1,000	$1,726,062	$1,727,091

The following tables summarize the activity in the allowance for credit losses on loans by loan class for the three and nine months ended September 30, 2024 and 2023.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended September 30, 2024	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,453	$9,944	$3,564	$1,123	$14	$17,098
Charge-offs	—	—	(1,903)	(4)	—	(1,907)
Recoveries	—	—	—	10	1	11
Provision for (recovery of) credit losses	62	666	2,354	46	(3)	3,125
Ending Balance	$2,515	$10,610	$4,015	$1,175	$12	$18,327

For the nine months ended September 30, 2024
Beginning Balance	$2,594	$8,888	$3,575	$1,435	$14	$16,506
Charge-offs	(132)	—	(2,273)	(4)	(9)	(2,418)
Recoveries	—	—	—	10	9	19
Provision for (recovery of) credit losses	53	1,722	2,713	(266)	(2)	4,220
Ending Balance	$2,515	$10,610	$4,015	$1,175	$12	$18,327

	Real Estate
For the three months ended September 30, 2023	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,325	$8,184	$3,600	$1,919	$19	$16,047
Charge-offs	—	—	—	(324)	—	(324)
Recoveries	—	—	—	—	1	1
Provision for (recovery of) credit losses	200	74	(14)	(360)	2	(98)
Ending Balance	$2,525	$8,258	$3,586	$1,235	$22	$15,626

For the nine months ended September 30, 2023
Beginning Balance	$2,146	$7,159	$3,347	$1,418	$44	$14,114
Impact of adopting ASC 326	59	614	19	172	31	895
Charge-offs	—	—	—	(325)	(6)	(331)
Recoveries	8	—	—	—	6	14
Provision for (recovery of) credit losses	312	485	220	(30)	(53)	934
Ending Balance	$2,525	$8,258	$3,586	$1,235	$22	$15,626

The following table is a summary of the Company's nonaccrual loans by major categories for the periods indicated.

	September 30, 2024
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Residential Real Estate:
Single family	$1,902	$8	$1,910
Construction and Land Development	13,292	39	13,331
Commercial Real Estate:
Non owner-occupied	11,900	—	11,900
Commercial and Industrial	1,123	—	1,123
Total	$28,217	$47	$28,264

	December 31, 2023
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Residential Real Estate:
Single family	$149	$—	$149
Commercial and Industrial	851	—	851
Total	$1,000	$—	$1,000

The following table represents the accrued interest receivables written off by reversing interest income during the three and nine months ended September 30, 2024. The Company did not write off accrued interest receivables during the three and nine months ended September 30, 2023.

For the three months ended September 30,
2024
(Dollars in thousands)
Residential Real Estate:
Single family	$33
Multifamily	165
Construction and Land Development	249
Commercial Real Estate:
Non owner-occupied	480
Commercial and Industrial	57
Total	$984

For the nine months ended September 30,
2024
(Dollars in thousands)
Residential Real Estate:
Single family	$103
Multifamily	176
Construction and Land Development	965
Commercial Real Estate:
Non owner-occupied	480
Commercial and Industrial	124
Total	$1,848

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

●	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage. Home equity lines of credit are generally secured by second mortgages on residential real estate property.
●	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
●	Construction loans are typically secured by owner-occupied commercial real estate or non-owner occupied investment real estate. Typically, owner-occupied construction loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties that are in process of construction. Non-owner occupied commercial construction loans are generally secured by office buildings and complexes, multi-family complexes, land under development, and other commercial and industrial real estate in process of construction.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral
●	Commercial and industrial loans are generally secured by equipment, inventory, accounts receivable, and other commercial property.

The following table details the amortized cost of collateral dependent loans for the periods indicated:

(Dollars in thousands)	September 30, 2024
Residential Real Estate:
Single family	$1,910
Commercial Real Estate:
Non owner-occupied	11,900
Construction and Land Development	13,331
Commercial and Industrial	1,123
Total	$28,264

(Dollars in thousands)	December 31, 2023
Residential Real Estate:
Single family	$346
Commercial Real Estate:
Owner occupied	1,120
Commercial and industrial	851
Total	$2,317

As of  September 30, 2024, there were no loans in the process of foreclosure.

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2024. The Company did not modify any loans to borrowers experiencing financial difficulty during the three months ended September 30, 2024.

The Company did not modify any loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

	Term Extension

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Residential Real Estate:
Single family	$364	0.2%	Deferred loan payment for three months
Construction and Land Development	24,684	6.6%	Extended term on interest only payments for six months; Extended amortization for five years
Commercial & Industrial	743	0.7%	Extended term on interest only payments for three months
Total	$25,791

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

The following tables summarize the amortized cost basis by aggregate Pass and categories of Special Mention (Criticized) and Substandard (Classified) within the Company’s internal risk rating system by year of origination as of September 30, 2024 and December 31, 2023.  The following tables also summarize gross charge-offs, by year of origination as of and for the nine months ended September 30, 2024 and as of and for the year ended  December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
September 30, 2024
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single family
Pass	$10,536	$45,758	$17,896	$22,006	$34,750	$32,467	$28,052	$—	$191,465
Criticized	—	—	395	2,746	—	—	—	—	3,141
Classified	200	—	—	3,530	2,094	—	440	—	6,264
Total Residential Real Estate - Single family	$10,736	$45,758	$18,291	$28,282	$36,844	$32,467	$28,492	$—	$200,870

Current period gross charge-offs	$—	$—	$—	$—	$—	$132	$—	$—	$132

Residential Real Estate - Multifamily
Pass	$5,689	$5,328	$48,854	$51,289	$38,508	$43,980	$21,259	$—	$214,907
Criticized	—	26,250	—	—	606	—	—	—	26,856
Classified	—	—	—	3,225	—	—	—	—	3,225
Total Residential Real Estate - Multifamily	$5,689	$31,578	$48,854	$54,514	$39,114	$43,980	$21,259	$—	$244,988

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$114	$—	$—	$—	$—	$137	$—	$—	$251
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total Residential Real Estate - Farmland	$114	$—	$—	$—	$—	$137	$—	$—	$251

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner-occupied
Pass	$16,340	$69,921	$80,536	$41,482	$38,741	$80,251	$23,653	$—	$350,924
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner occupied	$16,340	$69,921	$80,536	$41,482	$38,741	$80,251	$23,653	$—	$350,924

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-owner occupied
Pass	$32,761	$9,758	$156,715	$51,315	$46,376	$156,405	$39,020	$—	$492,350
Criticized	—	—	—	—	15,766	—	—	—	15,766
Classified	—	11,900	—	—	340	—	—	—	12,240
Total Commercial Real Estate - Non-owner occupied	$32,761	$21,658	$156,715	$51,315	$62,482	$156,405	$39,020	$—	$520,356

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Pass	$1,957	$5,616	$20,859	$8,400	$721	$7,647	$278,021	$—	$323,221
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	1,985	1,213	—	47,067	—	50,265
Total Construction and Land Development	$1,957	$5,616	$20,859	$10,385	$1,934	$7,647	$325,088	$—	$373,486

Current period gross charge-offs	$—	$289	$—	$259	$1,725	$—	$—	$—	$2,273

Commercial and Industrial
Pass	$28,712	$7,879	$8,304	$5,411	$2,387	$8,282	$39,657	$—	$100,632
Criticized	—	—	—	—	—	—	—	—	—
Classified	330	—	—	371	—	1,669	3,247	—	5,617
Total Commercial and Industrial	$29,042	$7,879	$8,304	$5,782	$2,387	$9,951	$42,904	$—	$106,249

Current period gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$413	$—	$413
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$413	$—	$413

Current period gross charge-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6

Consumer - Secured
Pass	$189	$45	$206	$—	$19	$1,020	$85	$—	$1,564
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total Consumer - Secured	$189	$45	$206	$—	$19	$1,020	$85	$—	$1,564

Current period gross charge-offs	$—	$—	$—	$—	$—	$3	$—	$—	$3

Total
Pass	$96,298	$144,305	$333,370	$179,903	$161,502	$330,189	$430,160	$—	$1,675,727
Criticized	—	26,250	395	2,746	16,372	—	—	—	45,763
Classified	530	11,900	—	9,111	3,647	1,669	50,754	—	77,611
Total	$96,828	$182,455	$333,765	$191,760	$181,521	$331,858	$480,914	$—	$1,799,101

Current period gross charge-offs	$—	$289	$—	$259	$1,725	$145	$—	$—	$2,418

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2023
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single family
Pass	$50,101	$17,502	$26,434	$34,453	$20,610	$20,542	$33,217	$—	$202,859
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	409	—	149	—	558
Total Residential Real Estate - Single family	$50,101	$17,502	$26,434	$34,453	$21,019	$20,542	$33,366	$—	$203,417

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Multifamily
Pass	$28,346	$81,180	$60,156	$39,286	$27,270	$10,797	$24,005	$—	$271,040
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total Residential Real Estate - Multifamily	$28,346	$81,180	$60,156	$39,286	$27,270	$10,797	$24,005	$—	$271,040

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$—	$—	$—	$—	$—	$145	$—	$—	$145
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total Residential Real Estate - Farmland	$—	$—	$—	$—	$—	$145	$—	$—	$145

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner-occupied
Pass	$70,476	$55,222	$43,576	$39,621	$32,044	$37,360	$2,633	$—	$280,932
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	1,120	—	—	—	1,120
Total Commercial Real Estate - Owner occupied	$70,476	$55,222	$43,576	$39,621	$33,164	$37,360	$2,633	$—	$282,052

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-owner occupied
Pass	$23,091	$101,617	$51,291	$48,692	$30,595	$150,629	$32,122	$—	$438,037
Criticized	—	—	—	16,000	—	—	—	—	16,000
Classified	—	—	—	—	7,738	—	—	—	7,738
Total Commercial Real Estate - Non-owner occupied	$23,091	$101,617	$51,291	$64,692	$38,333	$150,629	$32,122	$—	$461,775

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Pass	$6,416	$32,544	$13,612	$2,455	$—	$8,118	$355,689	$—	$418,834
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	1,454	—	—	—	—	9,349	—	10,803
Total Construction and Land Development	$6,416	$33,998	$13,612	$2,455	$—	$8,118	$365,038	$—	$429,637

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$10,150	$5,271	$13,530	$3,495	$1,230	$10,466	$27,299	$—	$71,441
Criticized	—	—	—	—	—	—	2,997	—	2,997
Classified	—	—	—	—	536	353	88	—	977
Total Commercial and Industrial	$10,150	$5,271	$13,530	$3,495	$1,766	$10,819	$30,384	$—	$75,415

Current period gross charge-offs	$—	$—	$—	$—	$261	$201	$—	$—	$462

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$271	$—	$271
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$271	$—	$271

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$55	$252	$3	$51	$1,400	$1,497	$81	$—	$3,339
Criticized	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total Consumer - Secured	$55	$252	$3	$51	$1,400	$1,497	$81	$—	$3,339

Current period gross charge-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6

Total
Pass	$188,635	$293,588	$208,602	$168,053	$113,149	$239,554	$475,317	$—	$1,686,898
Criticized	—	—	—	16,000	—	—	2,997	—	18,997
Classified	—	1,454	—	—	9,803	353	9,586	—	21,196
Total	$188,635	$295,042	$208,602	$184,053	$122,952	$239,907	$487,900	$—	$1,727,091

Current period gross charge-offs	$—	$—	$—	$—	$261	$207	$—	$—	$468

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

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposure for the three and nine months ended September 30, 2024 and 2023, respectively.

Three months ended September 30, 2024	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, June 30, 2024	$357
Recovery of off-balance sheet credit losses, net	(212)
Balance, September 30, 2024	$145

Nine months ended September 30, 2024	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, December 31, 2023	$1,009
Recovery of off-balance sheet credit losses, net	(864)
Balance, September 30, 2024	$145

Three months ended September 30, 2023	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, June 30, 2023	$1,199
Provision for off-balance sheet credit losses, net	353
Balance, September 30, 2023	$1,552

Nine months ended September 30, 2023	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, December 31, 2022	$—
Adjustment to allowance for off-balance sheet credit losses upon adoption of ASU 2016-13	1,310
Provision for off-balance sheet credit losses, net	242
Balance, September 30, 2023	$1,552

Note 4. Intangible Assets

The carrying amount of computer software developed was $18.9 million and $14.7 million at September 30, 2024 and December 31, 2023. The following table presents the carrying amount of computer software developed as of  September 30, 2024 and  December 31, 2023.

	As of September 30, 2024		As of December 31, 2023
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Computer software	$18,881	$—	$14,657	$—
Total	$18,881	$—	$14,657	$—

The Company was still in the development stage of computer software where costs are capitalized as of September 30, 2024. Capitalization ceases when the software is substantially complete and ready for its intended use. The asset was deemed ready for its intended use and deployed to customers in October 2024. The intangible asset will be amortized on a straight-line basis over the estimated useful life of the asset, which is expected to be ten years. As of  September 30, 2024, the Company has not recorded any amortization on its intangible computer software.

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

The following tables summarize key elements of the Company’s derivative instruments as of September 30, 2024 and December 31, 2023.

September 30, 2024
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$217,708	40	$—	$14,686	$—
Matched interest rate swap with counterparty	$217,708	40	$14,686	$—	$—

December 31, 2023
Customer-related interest rate contracts
Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$224,008	42	$—	$18,569	$—
Matched interest rate swap with counterparty	$224,008	42	$18,569	$—	$—

The Company is able to recognize fee income upon execution of the interest rate swap contract. The Company did not record any interest rate swap fee income for the three and nine months ended September 30, 2024 or 2023.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of September 30, 2024, and December 31, 2023, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities, with the exception of one subordinated debt security and one preferred stock security which are considered Level 3.

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$18,386	$—	$18,386
Subordinated Debt	—	8,049	250	8,299
Preferred Stock	—	—	449	449
Municipal Securities:
Taxable	—	8,638	—	8,638
Tax-exempt	—	20,283	—	20,283
U.S. Government Agencies	—	2,434	—	2,434
Derivative asset – interest rate swap on loans	—	14,686	—	14,686
Total	$—	$72,476	$699	$73,175
Liabilities:
Derivative liability – interest rate swap on loans	$—	$14,686	$—	$14,686
Total	$—	$14,686	$—	$14,686

	December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$19,515	$—	$19,515
Subordinated Debt	—	8,217	250	8,467
Municipal Securities:
Taxable	—	8,307	—	8,307
Tax-exempt	—	20,742	—	20,742
U.S. Government Agencies	—	2,897	—	2,897
Derivative asset – interest rate swap on loans	—	18,569	—	18,569
Total	$—	$78,247	$250	$78,497
Liabilities:
Derivative liability – interest rate swap on loans	$—	$18,569	$—	$18,569
Total	$—	$18,569	$—	$18,569

The table below shows the activity to the fair value of level three instruments during the nine months ended September 30, 2024.

Reconciliation of Level 3 Inputs
(Dollars in thousands)
December 31, 2023 fair value	$250
Additions	$449
September 30, 2024 fair value	$699

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The Company did not have any assets that were measured at fair value on a nonrecurring basis as of  September 30, 2024 and  December 31, 2023.

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

September 30, 2024	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$232,114	$232,114	$232,114	$—	$—
Securities:
Available-for-sale	58,489	58,489	—	57,790	699
Held-to-maturity	16,016	15,927	—	15,927	—
Restricted securities	26,745	26,745	—	26,745	—
Loans, net	1,775,558	1,779,602	—	—	1,779,602
Derivative asset – interest rate swap on loans	14,686	14,686	—	14,686	—
Bank owned life insurance	39,203	39,203	—	39,203	—
Accrued interest receivable	9,287	9,287	—	9,287	—
Liabilities:
Deposits	$1,893,669	$1,903,850	$—	$1,058,931	$844,919
Subordinated debt, net	72,940	71,835	—	71,835	—
Derivative liability – interest rate swaps on loans	14,686	14,686	—	14,686	—
Accrued interest payable	3,651	3,651	—	3,651	—

December 31, 2023	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$114,513	$114,513	$114,513	$—	$—
Securities:
Available-for-sale	59,928	59,928	—	59,678	250
Held-to-maturity	17,275	17,163	—	17,163	—
Restricted equity securities	24,356	24,356	—	24,356	—
Loans, net	1,705,137	1,701,418	—	—	1,701,418
Derivative asset – interest rate swap on loans	18,569	18,569	—	18,569	—
Bank owned life insurance	38,318	38,318	—	38,318	—
Accrued interest receivable	10,725	10,725	—	10,725	—
Liabilities:
Deposits	$1,686,127	$1,685,487	$—	$989,791	$695,696
Subordinated debt, net	72,642	56,513	—	56,513	—
Federal funds purchased	15,000	14,968	—	—	14,968
Derivative liability – interest rate swaps on loans	18,569	18,569	—	18,569	—
Accrued interest payable	2,845	2,845	—	2,845	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. Assumptions utilized in the aggregation of fair value of our loan portfolio include prepayment rates, probability of default and loss given default, and discount rates on cash flows. Our third party valuation utilizes average data by homogenous loan segments nationwide and may not properly reflect the characteristics of our specific portfolio. There were no changes in methodologies or transfers between levels at September 30, 2024 and December 31, 2023.

Note 7. Earnings (Loss) Per Common Share

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except for share and per share data)	2024	2023	2024	2023
Net income	$265	$6,341	$6,187	$21,438
Preferred stock dividends	(539)	(539)	(1,617)	(1,617)
Net income (loss) available to common shareholders	$(274)	$5,802	$4,570	$19,821
Weighted average number of common shares issued, basic and diluted	7,601,925	7,524,332	7,607,431	7,521,426
Earnings (loss) per common share:
Basic and diluted earnings (loss) per common share	$(0.04)	$0.77	$0.60	$2.64

Note 8. Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes, as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Unrealized loss on investment securities available-for-sale	$(8,278)	$(9,737)
Unrealized loss on securities transferred to HTM	—	(6)
Tax benefit	1,904	2,265
Total accumulated other comprehensive loss	$(6,374)	$(7,478)

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

The following table presents the balance and activity in leases for the three and nine months ended September 30, 2024 and 2023, respectively

	As of September 30,	As of December 31,
(Dollars in thousands)	2024	2023
Lease liabilities	$6,598	$6,902
Right-of-use assets	5,890	6,211
Weighted-average remaining lease term – operating leases (in months).	147.7	155.9
Weighted-average discount rate – operating leases	2.81%	2.80%

	For the three months ended September 30,
(Dollars in thousands)	2024	2023
Lease Cost
Operating lease cost	$174	$121
Total lease costs	$174	$121
Cash paid for amounts included in measurement of lease liabilities	$169	$105

	For the nine months ended September 30,
	2024	2023
Lease Cost
Operating lease cost	$519	$363
Total lease costs	$519	$363
Cash paid for amounts included in measurement of lease liabilities	$501	$336

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

As of  September 30, 2024 and  December 31, 2023, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of  September 30, 2024 is as follows:

(Dollars in thousands)
2024	$169
2025	691
2026	709
2027	589
2028	594
Thereafter	4,363
Total undiscounted cash flows	$7,115
Discount	(517)
Lease liabilities	$6,598

Note 10: Segment Reporting

As of September 30,  2024, we have identified two reportable segments: Core Banking and Financial Technology.

Revenues from Core Banking operations consist primarily of net interest income from loans and securities investments and outstanding deposits and borrowings and fees earned on deposit accounts, debit card interchange activity, and bank owned life insurance income.

Revenues from our Financial Technology division, which include Avenu, is comprised of net interest income allocation on deposit accounts generated within this division, as well as service charges on these deposit accounts.

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods shown:

	Three months ended September 30, 2024
	Core Banking	Financial Technology	Consolidated
Interest Income (1)	$33,284	$307	$33,591
Interest Expense	18,225	23	18,248
Net Interest Income	15,059	284	15,343
Provision For (Recovery of) Credit Losses	2,913	—	2,913
Net Interest Income After Provision For (Recovery of) Credit Losses	12,146	284	12,430

Non-Interest Income	667	219	886
Non-Interest Expense
Salaries and employee benefits	6,926	324	7,250
Furniture and equipment expenses	748	183	931
Advertising and marketing	544	35	579
Outside services	409	436	845
Other operating expenses	3,526	88	3,614
Total Non-Interest Expense	12,153	1,066	13,219

Income (Loss) Before Income Taxes	660	(563)	97
Income Tax Expense (Benefit) (2)	(50)	(118)	(168)
Net Income (Loss)	$710	$(445)	$265

Other Data:
Capital expenditures	$161	$1,676	$1,837
Total assets as of September 30, 2024	$2,205,649	$18,950	$2,224,599
Total assets as of December 31, 2023	$2,020,693	$14,739	$2,035,432

(1) Includes transfer pricing on average deposits outstanding for the period

(2) Taxes allocated based on the federal statutory rate of 21%

	Three months ended September 30, 2023
	Core Banking	Financial Technology	Consolidated
Interest Income (1)	$31,545	$221	$31,766
Interest Expense	12,989	5	12,994
Net Interest Income	18,556	216	18,772
Provision For (Recovery of) Credit Losses	255	—	255
Net Interest Income After Provision For (Recovery of) Credit Losses	18,301	216	18,517

Non-Interest Income	700	191	891
Non-Interest Expense
Salaries and employee benefits	6,557	367	6,924
Furniture and equipment expenses	604	109	713
Advertising and marketing	546	31	577
Outside services	392	305	697
Other operating expenses	2,539	101	2,640
Total Non-Interest Expense	10,638	913	11,551

Income (Loss) Before Income Taxes	8,363	(506)	7,857
Income Tax Expense (Benefit) (2)	1,622	(106)	1,516
Net Income (Loss)	$6,741	$(400)	$6,341

Other Data:
Capital expenditures	$155	$1,107	$1,262
Total assets as of September 30, 2023	$2,008,032	$13,459	$2,021,491

(1) Includes transfer pricing on average deposits outstanding for the period

(2) Taxes allocated based on the federal statutory rate of 21%

	Nine months ended September 30, 2024
	Core Banking	Financial Technology	Consolidated
Interest Income (1)	$98,318	$1,178	$99,496
Interest Expense	52,928	35	52,963
Net Interest Income	45,390	1,143	46,533
Provision For (Recovery of) Credit Losses	3,356	—	3,356
Net Interest Income After Provision For (Recovery of) Credit Losses	42,034	1,143	43,177

Non-Interest Income	1,918	528	2,446
Non-Interest Expense
Salaries and employee benefits	21,121	1,101	22,222
Furniture and equipment expenses	2,260	546	2,806
Advertising and marketing	1,499	100	1,599
Outside services	1,128	1,330	2,458
Other operating expenses	9,158	293	9,451
Total Non-Interest Expense	35,166	3,370	38,536

Income (Loss) Before Income Taxes	8,786	(1,699)	7,087
Income Tax Expense (Benefit) (2)	1,257	(357)	900
Net Income (Loss)	$7,529	$(1,342)	$6,187

Other Data:
Capital expenditures	$870	$4,224	$5,094

(1) Includes transfer pricing on average deposits outstanding for the period

(2) Taxes allocated based on the federal statutory rate of 21%

	Nine months ended September 30, 2023
	Core Banking	Financial Technology	Consolidated
Interest Income (1)	$89,990	$1,249	$91,239
Interest Expense	31,798	12	31,810
Net Interest Income	58,192	1,237	59,429
Provision For (Recovery of) Credit Losses	1,176	—	1,176
Net Interest Income After Provision For (Recovery of) Credit Losses	57,016	1,237	58,253

Non-Interest Income	1,934	649	2,583
Non-Interest Expense
Salaries and employee benefits	20,005	1,134	21,139
Furniture and equipment expenses	1,740	243	1,983
Advertising and marketing	1,880	192	2,072
Outside services	926	765	1,691
Other operating expenses	7,132	262	7,394
Total Non-Interest Expense	31,683	2,596	34,279

Income (Loss) Before Income Taxes	27,267	(710)	26,557
Income Tax Expense (Benefit) (2)	5,268	(149)	5,119
Net Income (Loss)	$21,999	$(561)	$21,438

Other Data:
Capital expenditures	$490	$4,224	$4,714

(1) Includes transfer pricing on average deposits outstanding for the period

(2) Taxes allocated based on the federal statutory rate of 21%

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2023, previously filed with the SEC on March 20, 2024. Results for the three and nine months ended September 30, 2024 are not necessarily indicative of results for the year ending December 31, 2024 or any future period.

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

The Company's business is conducted through two reportable segments; Core Banking and Financial Technology. Core Banking encompasses the community bank where we offer a full range of banking services to individuals, small to medium-sized businesses and professionals through both traditional and electronic delivery. The Financial Technology segment provides services to money service business, payment processors, and Banking as a Service ("BaaS") for fintechs, social media solutions, application developers, money movers and entrepreneurs who want to embed financials services into their solutions. We were the first community bank in the Washington, D.C. metropolitan area to offer a full online business banking solution, including remote check scanners on a business customer’s desktop. We offer mobile banking apps for iPhones, iPads and Android devices that provide for remote deposit of checks. In addition, we were the first bank headquartered in the Commonwealth of Virginia to offer CDARS, the Certificate of Deposit Account Registry Service. We offer our customers a suite of reciprocal deposit options through IntraFI, an innovative reciprocal deposit placement service that offers FDIC insurance on deposits up to $265 million. We believe that enhanced electronic delivery systems and technology increase profitability through greater productivity and cost control and allow us to offer new and better products and services.

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

Avenu

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced Avenu, a division of MainStreet Bank. Avenu represents the Company’s suite of BaaS solutions designed to meet the banking needs of Fintech customers. We believe our approach to providing a proprietary BaaS solution is unique. Our transformational subledger combined with our high-touch compliance training goes beyond the industry standards. This division of MainStreet Bank currently serves money service businesses, payment processors, and BaaS customers and provides the Bank with valuable low-cost deposits and additional streams of fee income. A major component of the BaaS solution includes a fintech core, which is Software as a Service (SaaS). As of September 30, 2024, we have capitalized $18.9 million in developing our SaaS solution, which is shown separately on our statement of financial condition. Our SaaS software program was deployed in October of 2024. Additional information can be found in Note 4 and Note 10 of our consolidated financial statements, our investor presentations filed quarterly, and in the investor relations portion of our website.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2024, have remained unchanged since our Annual Report on Form 10-K for the year ended December 31, 2023 was filed, unless noted herein. Any changes are discussed in our Recently Issued Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended September 30, 2024 and 2023

General

Total revenue increased $1.8 million to $34.5 million for the three months ended September 30, 2024 from $32.7 million for the three months ended September 30, 2023. This increase in total revenue was offset primarily by an increase in interest expense. Total expenses increased $6.9 million to $31.5 million for the three months ended September 30, 2024 from $24.5 million for the three months ended September 30, 2023, of which interest expense accounted for $5.3 million of the increase.. The increase in revenue for the three months ended September 30, 2024 was primarily due to increases in loan interest income of $1.8 million over the same period in 2023. Operating costs grew by 14.4%, or $1.7 million for the three months ended September 30, 2024 from $11.6 million for the three months ended September 30, 2023, as the Company ramps up staffing and infrastructure as Avenu is placed in service. Net income decreased $6.1 million to $0.3 million for the three months ended September 30, 2024 from $6.3 million for the three months ended September 30, 2023. The decrease in net income was primarily impacted by additions to the provision for credit losses of $2.9 million as well the rise in funding costs that occurred and carried through the first three quarters of 2024.

Interest Income

Total interest income increased $1.8 million, or 5.7%, to $33.7 million for the three months ended September 30, 2024 from $31.8 million for the three months ended September 30, 2023, on a tax equivalent basis. The increase was primarily the result of an increase in interest and fees on loans of $1.8 million. Total average interest-earning assets increased $146.7 million, to $2.0 billion for the three months ended September 30, 2024 from $1.86 billion for the same period in 2023 primarily because of an increase of $142.4 million in the average balance of loans and by an increase of $9.7 million in the average balance of federal funds sold. These increases were offset by a $5.4 million decrease in the average balance of investment securities. The average yield on our interest-earning assets decreased 14 basis points to 6.67% for the three months ended September 30, 2024 as compared to 6.81% for the three months ended September 30, 2023 primarily due to market conditions. For the three months ended September 30, 2024, the Company reversed $984,000 in accrued interest income in relation to loans placed on nonaccrual.

Interest and fees on loans increased $1.8 million, to $31.6 million for the three months ended September 30, 2024 from $29.8 million for the same period in 2023. This was primarily due to an increase in the average loans outstanding increasing $142.4 million, which increased to $1.81 billion for the three months ended September 30, 2024 from $1.67 billion for the three months ended September 30, 2023. The average yield on loans decreased 16 basis points, or 2.3%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Interest income on federal funds sold and interest-earning deposits increased by $68,000 to $1.3 million for the three months ended September 30, 2024, from $1.2 million for the three months ended September 30, 2023. The increase was primarily due to the average balances increasing over the period despite having a slight reduction in yield of 21 basis points. The average balance of interest-earning deposits and federal funds sold increased $9.7 million to $104.5 million for the three months ended September 30, 2024 from $94.8 million for the same period in 2023. The average yield decreased to 4.88% for the three months ended September 30, 2024 from 5.09% for the same period in 2023.

Interest on investment securities decreased by $29,000 to $769,000 for the three months ended September 30, 2024 from $798,000 for the three months ended September 30, 2023 on a fully tax-equivalent basis. Interest on investments in U.S. Treasury, U.S. Government Agencies, and U.S. Municipals increased in total $24,000, or 6.3%, to $401,000 for the three months ended September 30, 2024, from $377,000 for the three months ended September 30, 2023. Interest on mortgage-backed securities decreased by $23,000, or 21.3%, to $85,000 for the three months ended September 30, 2024, from $108,000 for the three months ended September 30, 2023. Subordinated debt interest income decreased by $34,000, or 25.1%, to $101,000 for the three months ended September 30, 2024, from $135,000 for the three months ended September 30, 2023. The average yield on taxable securities decreased  25 basis points, to 2.89%  and the average yield on tax-exempt securities increased 55 basis points, to 4.11% on a tax equivalent basis for the three months ended September 30, 2024, from 3.14% and 3.56%, respectively, for the same period in 2023. Fluctuation in market rates resulted in investment income decreasing, as well as the average balance of investment securities decreasing by $5.4 million, to $90.4 million for the three months ended September 30, 2024, from $95.8 million for the three months ended September 30, 2023.

Interest Expense

Total interest expense increased $5.3 million, to $18.2 million for the three months ended September 30, 2024 from $13.0 million for the three months ended September 30, 2023, primarily due to a $2.0 million increase in interest expense on time deposits and a $1.2 million increase in interest expense on money market deposits. The Company also saw an increase of interest expense on interest bearing demand deposits of $1.9 million in the three months ended September 30, 2024 over the three months ended September 30, 2023. These increases were offset by a decrease of interest expense of $186,000 on advances from the Federal Home Loan Bank in the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Interest expense on deposits increased $5.2 million to $17.1 million for the three months ended September 30, 2024 from $11.9 million for the three months ended September 30, 2023 primarily as a result of an increase in average interest-bearing deposit yields and balances. The increase in average deposit balances was $200.5 million to $1.40 billion during the three months ended September 30, 2024 as compared to $1.24 billion for the three months ended September 30, 2023. The increase in the average balance of interest-bearing deposits was primarily a result of a $32.0 million increase in the average balance of money market deposit accounts and by a $96.9 million increase in the average balance of interest-bearing demand deposits. The average cost of interest-bearing deposits was 472 basis points for the three months ended September 30, 2024, compared to 382 basis points for the three months ended September 30, 2023. The average rate paid on money market deposits increased 80 basis points to 4.70% for the three months ended September 30, 2024 from 3.90% for the three months ended September 30, 2023. The average rate paid on interest-bearing demand deposits increased 372 basis points to 4.83% for the three months ended September 30, 2024 from 1.11% for the three months ended September 30, 2023 primarily due to market competition and the interest rate environment. The average cost of certificates of deposit increased by 73 basis points to 4.99% for the three months ended September 30, 2024 as compared to 4.26% for the three months ended September 30, 2023. The decrease in the average balance of non-interest bearing demand deposits for the three months ended September 30, 2024, primarily was the result of depositors looking for higher yielding products and market competition.

Net Interest Income

Net interest income decreased approximately $3.4 million, or 18.3%, to $15.4 million for the three months ended September 30, 2024 from $18.8 million for the three months ended September 30, 2023, on a tax equivalent basis, in connection with our net interest-earning assets decreasing $57.2 million to $470.6 million for the three months ended September 30, 2024 from $527.8 million for the three months ended September 30, 2023. The interest rate spread tightened by 99 basis points to 1.94% for the three months ended September 30, 2024 from 2.93% for the three months ended September 30, 2023, on a tax equivalent basis. The net interest margin compressed by 98 basis points from 4.03% for the three months ended September 30, 2023 to 3.05% for the three months ended September 30, 2024 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Three Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,807,882	$31,615	6.94%	$1,665,474	$29,822	7.10%
Investment securities:
Taxable	54,523	397	2.89%	57,981	459	3.14%
Tax-exempt	35,881	372	4.11%	37,812	339	3.56%
Federal funds and interest-bearing deposits	104,459	1,285	4.88%	94,808	1,217	5.09%
Total interest-earning assets	2,002,745	$33,669	6.67%	1,856,075	$31,837	6.81%
Non-interest-earning assets	123,383			73,415
Total assets	$2,126,128			$1,929,490
Interest-bearing liabilities:
Interest-bearing demand deposits	$173,996	$2,117	4.83%	$77,047	$216	1.11%
Savings and NOW deposits	61,259	206	1.33%	48,594	145	1.18%
Money market deposits	445,730	5,277	4.70%	413,710	4,068	3.90%
Time deposits	759,247	9,543	4.99%	700,405	7,516	4.26%
Total interest bearing deposits	1,440,232	17,143	4.72%	1,239,756	11,945	3.82%
Federal funds purchased	19,001	277	5.78%	2,501	35	5.55%
Federal Home Loan Bank advances	—	—	—	13,478	186	5.48%
Subordinated debt	72,901	828	4.51%	72,504	828	4.53%
Total interest-bearing liabilities	1,532,134	$18,248	4.73%	1,328,239	$12,994	3.88%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	368,349			388,004
Total liabilities	1,900,483			1,716,243
Stockholders’ equity	225,645			213,247
Total liabilities and stockholders’ equity	$2,126,128			$1,929,490
Net interest income		$15,421			$18,843
Interest rate spread(2)			1.94%			2.93%
Net interest-earning assets(3)	$470,611			$527,836
Net interest margin(4)			3.05%			4.03%
Average interest-earning assets to average interest-bearing liabilities	130.7%			139.7%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a fully tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Three Months Ended
	September 30, 2024 and 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$5,637	$(3,844)	$1,793
Investment securities:
Taxable	(27)	(35)	(62)
Tax-exempt	(95)	128	33
Federal funds and interest-bearing deposits	332	(264)	68
Total interest-earning assets	5,847	(4,015)	1,832
Interest-bearing liabilities:
Interest bearing demand deposits	519	1,382	1,901
Savings and NOW accounts	41	20	61
Money market deposits	331	878	1,209
Time deposits	667	1,360	2,027
Total interest bearing deposits	1,558	3,640	5,198
Federal funds purchased	240	2	242
Federal Home Loan Bank advances	(186)	—	(186)
Subordinated debt	16	(16)	—
Total interest-bearing liabilities	1,628	3,626	5,254
Change in net interest income	$4,219	$(7,641)	$(3,422)

Provision for Credit Losses

Management believes that the provision recorded for the period ended September 30, 2024 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

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

The provision for credit losses on loans was $3.1 million for the three months ended September 30, 2024 compared to a recovery of credit losses on loans of $98,000 for the three months ended September 30, 2023. The Company charged off $1.9 million in loans during the quarter which had to be replaced through provision expense. The Company also added $1 million to the allowance for credit loss reserves for loan growth and in conjunction with heightened risk factors. Loan originations, which totaled approximately $92.0 million for the three months ended September 30, 2023 decreased $32.0 million to $60.0 million for the three months ended September 30, 2024. The Company did see an uptick in non-performing loans at September 30, 2024, with a balance of $28.3 million. 42% of this balance is attributable to one relationship and the remaining 58% are confined to nine relationships that experienced liquidity constraints. The Company is proactive in identifying any potential issues and acts decisively when prudent. As of September 30, 2024, the Company had only 6.86% criticized and classified loans to total gross loans.

The recovery of credit losses on off-balance sheet credit exposure was $212,000 for the three months ended September 30, 2024 compared to a provision for credit losses of $353,000 for the three months ended September 30, 2023. The decrease in off-balance sheet credit exposure was primarily related to the utilization of revolving lines of credit.

During the three months ended September 30, 2024, special mention (criticized) loans increased $29.9 million and substandard (classified) loans increased $44.2 million as of September 30, 2024 to a balance of $45.8 million and $77.6 million, respectively. Of the classified loans as of September 30, 2024, 57% is related to a relationship that is experiencing a drop in liquidity due to the sharp rise in interest rates.

Classified loans have increased by $67.2 million as of September 30, 2024 compared to the same period in 2023. Approximately 65% of the classified loan balances are related to a segment of loans that share similar characteristics. This segment was originated during 2021 and experienced swings in operating costs, permit delays, and liquidity tightening as a result of the sharp increase in interest rates. The Company routinely charges off potential exposure as identified, and identifies and executes the best course of action to minimize any further loss exposure. Approximately 35% of classified loans are made up of smaller credits that have been either placed on nonaccrual or the Company is monitoring closely to be able to assess repayment. As interest rates have risen significantly over the last two years, management believes in taking a proactive approach to risk management in the loan portfolio, particularly as credits are due to reprice in a new rate environment. During the three months ended September 30, 2024, there was $1.9 million in charge-offs incurred and recoveries of $11,000 were received.

Non-Interest Income

Non-interest income decreased $5,000, or 0.6%, to $886,000 for the three months ended September 30, 2024 from $891,000 for the three months ended September 30, 2023. The decrease in non-interest income was primarily due to other fee income related to prepayment penalties that were recognized during 2023 that were not recurring in 2024. Offsetting other fee income were increases in deposit account service charges in the three months ended September 30, 2024 of $43,000 compared to the same period in 2023. The increase in account service charges was in addition to an increase of $30,000 in bank owned life insurance income for the three months ended September 30, 2024, as a result of the elevated interest rate environment compared to same period in the prior year. The Company continues to focus on increasing non-interest income as it continues to add services that strategically benefit our customers.

Non-Interest Expense

Non-interest expense increased $1.7 million, or 14.4%, to $13.2 million for the three months ended September 30, 2024, from $11.6 million for the three months ended September 30, 2023 primarily because of increases in salaries and employee benefits of $326,000. The Company added fifteen employees as the franchise continues to grow and build out its strategic initiatives. Outside services, which includes professional fees for attorneys, accountants and consultants, increased $148,000 to $845,000 for the three months ended September 30, 2024, from $697,000 for the three months ended September 30, 2023. This increase is driven by regulatory requirements in audits and routine legal assistance as the Company grows. Information security tools, a subset of furniture and equipment expenses, increased approximately $54,000 to $162,000 for the three months ended September 30, 2024, from $108,000 for the three months ended September 30, 2023. Franchise tax, a subset of other operating expenses, increased approximately $98,000 to $557,000 for the three months ended September 30, 2024, from $459,000 for the three months ended September 30, 2023 because of growth in the Company's capital as of September 30, 2024 compared to the capital levels as of September 30, 2023. Offsetting these increases was a decrease in administrative expenses of $62,000, or 22.4%, to $215,000 for the three months ended September 30, 2024 from $277,000 for the three months ended September 30, 2023 due to expense management. During the three months ended September 30, 2024 the Company incurred $594,000 in nonrecurring expenses related to loan sale and dispositions, which was allocated to other operating expenses.

Income Tax Expense

Income tax expense decreased $1.7 million, or 111.1%, to a tax benefit of $168,000 for the three months ended September 30, 2024 from a tax expense of $1.5 million for the three months ended September 30, 2023. The decrease in federal income tax expense for the three months ended September 30, 2024 compared to the same period a year ago was driven by the decrease in income before income taxes of $7.8 million, to income before income tax of $97,000 for the three months ended September 30, 2024 compared to income before income tax expense of $7.9 million for the same period in the prior year. The Company accrues taxes based on an estimated tax rate basis using inputs and assumptions about pre-tax income. As the inputs and assumptions change, the estimated tax accruals will change throughout the year. The Company was able to apply and claim a research and development tax credit of approximately $245,000 for its associated work in developing a software platform. The Company also invests in projects that have tax credit benefits in order to help reduce its overall tax liability, timing of these tax credits are layered into our overall assessment. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $212,000 for the three months ended September 30, 2024. For the three months ended September 30, 2024, the Company had an effective income tax benefit rate of 173%, compared to an effective income tax expense rate of 19.3% for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2024 was largely impacted by muted earnings and adjustments to estimated tax accruals.

Comparison of Statements of Income for the Nine Months Ended September 30, 2024 and 2023

General

Total revenue increased $8.1 million to $101.9 million for the nine months ended September 30, 2024 from $93.8 million for the nine months ended September 30, 2023. This increase in total revenue was offset primarily by an increase in interest expense. Total expenses increased $25.4 million, to $91.5 million for the nine months ended September 30, 2024 from $66.1 million for the nine months ended September 30, 2023, of which interest expense accounted for $21.2 million. The increase in revenue for the nine months ended September 30, 2024 was primarily due to increases in loan interest income of $8.3 million over the same period in 2023. Operating costs grew by 12.4%, or $4.3 million for the nine months ended September 30, 2024 from $34.3 million for the nine months ended September 30, 2023. Net income decreased $15.3 million to $6.2 million for the nine months ended September 30, 2024 from $21.4 million for the nine months ended September 30, 2023. The decrease in net income was primarily impacted by the sharp rise in funding costs that occurred in the last three quarters of 2023 and continues through the first nine months of 2024. The Company also made provisions for credit losses for $3.4 million during the first nine months of 2024 compared to $1.2 million for the same period in 2023.

Interest Income

Total interest income increased $8.3 million, or 9.0%, to $99.5 million for the nine months ended September 30, 2024 from $91.2 million for the nine months ended September 30, 2023, on a tax equivalent basis. The increase was primarily the result of an increase in interest and fees on loans of $8.3 million. Total average interest-earning assets increased $121.1 million, to $1.96 billion for the nine months ended September 30, 2024 from $1.84 billion for the same period in 2023 primarily because of an increase of $132.6 million in the average balance of loans and was offset by a decrease of $5.2 million in the average balance of federal funds sold and a $6.4 million decrease in the average balance of investment securities. The average yield on our interest-earning assets increased 16 basis points to 6.81% for the nine months ended September 30, 2024 as compared to 6.65% for the nine months ended September 30, 2023 primarily due to market conditions, and the Company strategically managing the balance sheet in response to the changing conditions.  For the nine months ended September 30, 2024, the Company reversed $1.8 million in accrued interest income in relation to loans placed on nonaccrual.

Interest and fees on loans increased $8.3 million, to $93.9 million for the nine months ended September 30, 2024 from $85.5 million for the same period in 2023. This increase was primarily due to an increase in the average yield on loans and the average loans outstanding increasing $132.6 million, which increased to $1.77 billion for the nine months ended September 30, 2024 from $1.64 billion for the nine months ended September 30, 2023. The average yield on loans increased 11 basis points, or 1.6% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Interest income on federal funds sold and interest-earning deposits increased by $22,000 to $3.6 million for the nine months ended September 30, 2024, from $3.5 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in the average yield on these deposits increasing over the same time period. The average balance of interest-earning deposits and federal funds sold decreased $5.2 million to $93.9 million for the nine months ended September 30, 2024 from $99.0 million for the same period in 2023. The average yield increased to 5.06% for the nine months ended September 30, 2024 from 4.76% for the same period in 2023.

Interest on investment securities decreased by $78,000 to $2.3 million for the nine months ended September 30, 2024 from $2.4 million for the nine months ended September 30, 2023 on a fully tax-equivalent basis. Interest on investments in U.S. Treasury, U.S. Government Agencies, and U.S. Municipals decreased in total $3,000, or 0.3%, to $1.1 million for the nine months ended September 30, 2024, from $1.1 million for the nine months ended September 30, 2023. Interest on mortgage-backed securities decreased by $27,000, or 8.8%, to $281,000 for the nine months ended September 30, 2024, from $308,000 for the nine months ended September 30, 2023. Subordinated debt interest income decreased by $31,000, or 7.7%, to $364,000 for the nine months ended September 30, 2024, from $395,000 for the nine months ended September 30, 2023. The average yield on taxable securities decreased 1 basis points, to 3.04% and the average yield on tax-exempt securities increased 28 basis points, to 3.84% on a tax equivalent basis for the nine months ended September 30, 2024, from 3.05% and 3.56%, respectively, for the same period in 2023. Fluctuation in market rates and maturing securities resulted in investment income decreasing, in conjunction with, the average balance of investment securities decreasing by $6.4 million, to $92.1 million for the nine months ended September 30, 2024, from $98.5 million for the nine months ended September 30, 2023.

Interest Expense

Total interest expense increased $21.2 million, to $53.0 million for the nine months ended September 30, 2024 from $31.8 million for the nine months ended September 30, 2023, primarily due to an $8.7 million increase in interest expense on time deposits and a $7.8 million increase in interest expense on money market deposits. The Company also saw an increase of interest expense on interest bearing demand deposits of $5.3 million in the nine months ended September 30, 2024 over the nine months ended September 30, 2023. These increases were offset by a decrease of interest expense of $1.1 million on advances from the Federal Home Loan Bank in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Interest expense on deposits increased $22.0 million to $49.9 million for the nine months ended September 30, 2024 from $28.0 million for the nine months ended September 30, 2023 primarily as a result of an increase in average interest-bearing deposit yields and balances. The increase in average interest-bearing deposit balances was $235.6 million to $1.39 billion during the nine months ended September 30, 2024 as compared to $1.16 billion for the nine months ended September 30, 2023. The increase in the average balance of interest-bearing deposits was primarily a result of a $119.6 million increase in the average balance of money market deposit accounts and by an $86.2 million increase in the average balance of interest-bearing demand deposits. The average cost of deposits was 479 basis points for the nine months ended September 30, 2024, compared to 323 basis points for the nine months ended September 30, 2023. The average rate paid on money market deposits increased 145 basis points to 4.75% for the nine months ended September 30, 2024 from 3.30% for the nine months ended September 30, 2023. The average rate paid on interest bearing demand deposits increased 363 basis points to 4.93% for the nine months ended September 30, 2024 from 1.3% for the nine months ended September 30, 2023 primarily due to market competition and the interest rate environment. The average cost of time deposits increased by 146 basis points to 5.02% for the nine months ended September 30, 2024 as compared to 3.56% for the nine months ended September 30, 2023. The decrease in the average balance of non-interest bearing demand deposits for the nine months ended September 30, 2024, primarily was the result of depositors looking for higher yielding products and market competition.

Net Interest Income

Net interest income, on a tax equivalent basis, decreased approximately $13.0 million, or 21.7%, to $46.8 million for the nine months ended September 30, 2024 from $59.7 million for the nine months ended September 30, 2023 in connection with our net interest-earning assets decreasing $91.9 million to $480.4 million for the nine months ended September 30, 2024 from $572.4 million for the nine months ended September 30, 2023. The interest rate spread tightened by 128 basis points to 2.02% for the nine months ended September 30, 2024 from 3.30% for the nine months ended September 30, 2023, on a tax equivalent basis. The net interest margin compressed by 115 basis points from 4.34% for the nine months ended September 30, 2023 to 3.19% for the nine months ended September 30, 2024 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense (6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,773,050	$93,852	7.08%	$1,640,460	$85,530	6.97%
Investment securities:
Taxable	55,478	1,262	3.04%	60,640	1,384	3.05%
Tax-exempt	36,670	1,053	3.84%	37,876	1,009	3.56%
Federal funds and interest-bearing deposits	93,853	3,550	5.06%	99,004	3,528	4.76%
Total interest-earning assets	1,959,051	$99,717	6.81%	1,837,980	$91,451	6.65%
Non-interest-earning assets	125,808			71,452
Total assets	$2,084,859			$1,909,432
Interest-bearing liabilities:
Interest bearing demand deposits	$164,192	$6,049	4.93%	$78,018	$761	1.30%
Savings and NOW deposits	51,119	553	1.45%	50,382	400	1.06%
Money market deposits	447,668	15,911	4.75%	328,037	8,091	3.30%
Time deposits	728,459	27,361	5.02%	699,377	18,719	3.58%
Total interest bearing deposits	1,391,438	49,874	4.79%	1,155,814	27,971	3.24%
Federal funds purchased	13,279	575	5.79%	6,878	274	5.33%
Federal Home Loan Bank advances	1,095	46	5.62%	30,531	1,105	4.84%
Subordinated debt	72,802	2,468	4.53%	72,405	2,460	4.54%
Total interest-bearing liabilities	1,478,614	$52,963	4.79%	1,265,628	$31,810	3.36%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	382,591			436,157
Total liabilities	1,861,205			1,701,785
Stockholders’ Equity	223,654			207,647
Total liabilities and stockholders’ equity	$2,084,859			$1,909,432
Net interest income		$46,754			$59,641
Interest rate spread(2)			2.02%			3.30%
Net interest-earning assets(3)	$480,437			$572,352
Net interest margin(4)			3.19%			4.34%
Average interest-earning assets to average interest-bearing liabilities	132.49%			145.22%

(1)	Includes loans classified as non-accrual
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a fully tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Nine Months Ended
	September 30, 2024 and 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$10,008	$(1,686)	$8,322
Investment securities:
Taxable	(129)	7	(122)
Tax-exempt	13	31	44
Federal funds and interest-bearing deposits	10	12	22
Total interest-earning assets	9,902	(1,636)	8,266
Interest bearing liabilities:
Interest-bearing demand deposits	6,571	(1,283)	5,288
Savings and NOW accounts	29	124	153
Money market deposit accounts	9,435	(1,615)	7,820
Time deposits	3,636	5,006	8,642
Total interest bearing deposits	19,671	2,232	21,903
Federal funds purchased	336	(35)	301
Federal Home Loan Bank advances	(926)	(133)	(1,059)
Subordinated debt	6	2	8
Total interest-bearing liabilities	19,087	2,066	21,153
Change in net interest income	$(9,185)	$(3,702)	$(12,887)

Provision for Credit Losses

Management believes that the provision recorded for the period ended September 30, 2024 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

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

The provision for credit losses on loans increased by $3.3 million for the nine months ended September 30, 2024 from a provision for credit losses on loans of 934,000 for the nine months ended September 30, 2023. The Company charged off $2.4 million in loans during the year. The Company also added $1 million to the allowance for credit loss reserves for loan growth and in conjunction with heightened risk factors. Loan originations, which totaled approximately $227.7 million for the nine months ended September 30, 2023 decreased $80.1 million to $147.6 million for the nine months ended September 30, 2024.  The Company did see an uptick in non-performing loans at September 30, 2024, with a balance of $28.3 million. 42% of this balance is attributable to one relationship and the remaining 58% are confined to nine relationships that experienced liquidity constraints. The Company is proactive in identifying any potential issues and acts decisively when prudent. As of September 30, 2024, the Company had only 6.86% criticized and classified loans to total gross loans.

The recovery of credit losses on off-balance sheet credit exposure was $864,000 for the nine months ended September 30, 2024 and provision for this exposure was $242,000 for the nine months ended September 30, 2023. The decrease in off-balance sheet credit exposure was primarily related to the utilization of revolving lines of credit.

During the nine months ended September 30, 2024, special mention (criticized) loans increased $26.8 million. Substandard (classified) loans increased $56.4 million as of September 30, 2024 to a balance of $77.6 million. Of the classified loans as of September 30, 2024, approximately 65% of the balances are related to a subset of loans that share similar characteristics. This subset was originated during 2021 and experienced swings in operating costs, permit delays, and liquidity tightening as a result of the sharp increase in interest rates. The Company routinely charges off potential exposure as identified, and identifies and executes the best course of action to minimize any further loss exposure. Approximately 35% of classified loans are made up of smaller credits that have been either placed on nonaccrual or the Company is monitoring closely to be able to assess repayment. During the nine months ended September 30, 2024, the Company has adjusted certain factors within the allowance for credit loss model to respond to the current increase in nonperforming loans and directional consistency for credit quality indicators. As interest rates have risen significantly over the last two years, management believes in taking a proactive approach to risk management in the loan portfolio, particularly as credits are due to reprice in a new rate environment. During the nine months ended September 30, 2024, there was $2.4 in charge-offs incurred and recoveries of $19,000 were received.

Non-Interest Income

Non-interest income decreased $137,000, or 5.3%, to $2.4 million for the nine months ended September 30, 2024 from $2.6 million for the nine months ended September 30, 2023. The decrease in non-interest income was primarily due to decreases in deposit account service charges in the nine months ended September 30, 2024 compared to the same period in 2023. Additionally, there was nonrecurring prepayment fee income recognized in the nine months ended September 30, 2023 that contributed to the decrease of $65,000 in other fee income during 2024. The decrease in account service charges was offset by an increase $99,000 in bank owned life insurance income for the nine months ended September 30, 2024, as a result of the elevated interest rate environment compared to same period in the prior year. The Company continues to focus on increasing fee income as it continues to add services that strategically benefit our customers. The Company recognized a loss of $48,000 on a security that was called and replaced with more favorable terms that benefited both the bond issuers and bond holders during the  nine months ended September 30, 2024.

Non-Interest Expense

Non-interest expense increased $4.2 million, or 12.4%, to $38.5 million for the nine months ended September 30, 2024, from $34.3 million for the nine months ended September 30, 2023 primarily because of increases in furniture and equipment expenses of $823,000 and other various operating expenses of $2.1 million. Salaries and employee benefits increased $1.1 million for the nine months ended September 30, 2024 compared to the same period in 2023. The Company added fifteen employees as the franchise continues to grow and build out it strategic initiatives. Outside services, which includes professional fees for attorneys, accountants and consultants, increased $767,000 to $2.5 million for the nine months ended September 30, 2024, from $1.7 million for the nine months ended September 30, 2023. This increase is driven by regulatory requirements in audits and routine legal assistance as the Company grows. Information security tools and other software expenses, which are subsets of furniture and equipment expenses, increased approximately $358,000 to $658,000 for the nine months ended September 30, 2024, from $300,000 for the nine months ended September 30, 2023. Franchise tax, a subset of other operating expenses, increased approximately $294,000 to $1.7 million for the nine months ended September 30, 2024, from $1.4 million for the nine months ended September 30, 2023 because of the level of the Company's capital as of September 30, 2024 compared to the capital levels as of September 30, 2023. Offsetting these increases was a decrease in advertising and marketing expenses of $473,000, or 22.8%, to $1.6 million for the nine months ended September 30, 2024 from $2.1 million for the nine months ended September 30, 2023 due to timing and being selective in initiatives to further enhance the Company's brand.

Income Tax Expense

Income tax expense decreased $4.2 million, or 82.4%, to a tax expense of $900,000 for the nine months ended September 30, 2024 from a tax expense of $5.1 million for the nine months ended September 30, 2023. The decrease in federal income tax expense for the nine months ended September 30, 2024 compared to the same period a year ago was driven by the decrease in income before income taxes of $19.5 million, to income before income tax of $7.1 million for the nine months ended September 30, 2024 compared to income before income tax expense of $26.6 million for the same period in the prior year. The Company accrues taxes based on an estimated tax rate basis using inputs and assumptions about pre-tax income. As the inputs and assumptions change, the estimated tax accruals will change throughout the year. The Company was able to apply and claim a research and development tax credit of approximately $245,000 for its associated work in developing a software platform. The Company also invests in projects that have tax credit benefits in order to help reduce its overall tax liability, timing of these tax credits are layered into our overall assessment. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $185,000 for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, the Company had an effective income tax expense rate of 12.7%, compared to an effective income tax expense rate of 19.3% for the nine months ended September 30, 2023.

Comparison of Statements of Financial Condition at September 30, 2024 and December 31, 2023

Total Assets

Total assets increased $189.2 million, or 9.3%, to $2.2 billion at September 30, 2024 from $2.0 billion at December 31, 2023. The increase was primarily the result of increases in the loan portfolio of $70.4 million and an increase in federal funds sold of $130.2 million as of September 30, 2024.

Investment Securities

Investment securities decreased $309,000, or 0.3%, from $101.6 million at December 31, 2023 to $101.2 million at September 30, 2024. The decrease was primarily due to normal paydown of available-for-sale securities and amortization of certain restricted stock securities, which was offset by new investments of restricted equities of $2.4 million. At September 30, 2024, our held-to-maturity portion of the securities portfolio, at amortized cost, was $16.0 million, and our available-for-sale portion of the securities portfolio, at fair value, was $58.5 million compared to our held-to-maturity portion of the securities portfolio of $17.3 million and our available-for-sale portion of the securities portfolio of $59.9 million at December 31, 2023.

Net Loans

Net loans increased $70.4 million, or 4.1%, to $1.78 billion at September 30, 2024 from $1.71 billion at December 31, 2023. Residential real estate loans decreased $1.5 million, or 3.1%, to $446.1 million at September 30, 2024 from $474.6 million at December 31, 2023. Commercial real estate loans increased by $127.5 million from $743.8 million at December 31, 2023 to $871.3 million at September 30, 2024. Commercial and industrial loans increased by $30.8 million from $75.4 million at December 31, 2023 to $106.2 million at September 30, 2024.  Construction and land development loans decreased $56.2 million to $373.5 million at September 30, 2024 from $429.6 million at December 31, 2023. Consumer loans decreased by $1.6 million from $3.6 million at December 31, 2023 to $2.0 million at September 30, 2024. The decrease in consumer loans is primarily a result of management’s decision to let the indirect lending portfolio amortize off the balance sheet.

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

The Company holds a concentration in commercial real estate loans. As of September 30, 2024, construction, land development and other land loans represented 118.2% of consolidated risk-based capital. Total commercial real estate loans as defined by the Agency guidance represented 360.3% of consolidated risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio by 76%.

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

For all other loans, we utilize the Bank's historic loss rates or if not available, the average loss rates of FFIEC Uniform Bank Performance Report Group 4 banks, for bank owned life insurance we utilize default rates from S&P Global ratings, and for securities we obtain an independent fair market value and if it is less than the book value, we subtract the fair market value from the book value to determine the stress loss. The following table shows the Company's earning assets and the results of the stress test performed for the periods indicated.

	September 30, 2024
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction and land development	$373,486	$(7,488)	(2.00)%
Non-Owner Occupied CRE (2)	765,344	(11,404)	(1.49)%
All Other Loans (3)	660,271	(26,499)	(4.01)%
AFS Securities (Amortized Cost)	66,767	(6,374)	(9.55)%
HTM Securities	16,016	(88)	(0.55)%
Swap Portfolio	—	—	—
Bank Owned Life Insurance	39,203	(48)	(0.12)%
Total	$1,921,087	$(51,901)	(2.70)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D
(3) The historical loss percentage for All Other Loans changed between December 31, 2023 and September 30, 2024

	December 31, 2023
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction and land development	$429,637	$(5,831)	(1.36)%
Non-Owner Occupied CRE (2)	732,815	(8,625)	(1.18)%
All Other Loans	564,639	(22,024)	(3.90)%
AFS Securities (Amortized Cost)	69,665	(7,478)	(10.73)%
HTM Securities	17,275	(112)	(0.65)%
Swap Portfolio	—	—	—
Bank Owned Life Insurance	38,318	(49)	(0.13)%
Total	$1,852,349	$(44,119)	(2.38)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D

The total estimated stress test loss is deducted from capital and we recalculate the capital ratios. As shown in the tables below, as of September 30, 2024 and December 31, 2023, the post-stress capital ratios well exceed our Board target ratios as well as Agency minimums (with buffer). For Non-Owner-Occupied CRE & Multi-family the stress test is bifurcated with a low-end loss estimate and high-end estimate. The Low Estimate produces loss amounts for loans that are flagged for default (per the model) and floors the loss amount at zero. The High Estimate executes similar to the low estimate but floors the Loss-Given-Default rate at 10%, per Basel Committee on Banking Supervision rules. It also has a collective loss held on all loans regardless of if the loan is flagged for default.

September 30, 2024 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	As of September 30, 2024	Post Stress, Low Estimate	Post Stress, High Estimate
Community Bank Leverage Ratio	8.00%	8.50%	13.98%	12.47%	12.29%
Leverage Ratio	5.00%	8.00%	13.98%	12.47%	12.29%
Total Risk-Based Capital	10.00%	11.50%	16.96%	15.23%	15.03%
Tier 1 Risk-Based Capital	8.00%	9.50%	15.97%	14.24%	14.04%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	15.97%	13.90%	13.70%

December 31, 2023 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	As of December 31, 2023	Post Stress, Low Estimate	Post Stress, High Estimate
Community Bank Leverage Ratio	8.00%	8.50%	14.66%	13.74%	13.59%
Leverage Ratio	5.00%	8.00%	14.66%	13.74%	13.59%
Total Risk-Based Capital	10.00%	11.50%	17.18%	16.17%	16.00%
Tier 1 Risk-Based Capital	8.00%	9.50%	16.22%	15.20%	15.04%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	16.22%	14.79%	14.62%

The following two tables break down the September 30, 2024 and December 31, 2023 non-owner occupied CRE portfolio balances by showing the current balance in each sub-category and location. The tables also display very favorable weighted average interest rates and weighted average loan-to-values for both periods. The weighted average occupancy percentages are also broadly favorable for both periods.

September 30, 2024
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$220,282	$7,257	$17,449	$—	$244,988	6.59%	73%	73%
Office
Mixed use	609	2,690	2,957	—	6,256	5.41%	64%	81%
Medical	—	22,250	14,894	449	37,593	5.61%	63%	69%
Office	1,307	1,891	3,534	—	6,732	6.26%	56%	90%
Office to Residential Conversion	11,900	—	32,135	—	44,035	11.01%	58%	N/A
Hospitality	28,926	75,825	87,743	—	192,494	6.42%	65%	N/A (3)
Retail/Commercial	58,852	42,354	96,580	9,162	206,948	6.30%	57%	78%
Industrial	—	14,851	5,567	5,880	26,298	7.23%	57%	90%
Total Non-Owner Occupied CRE	321,876	167,118	260,859	15,491	765,344	6.59%	64%	69%
Construction and Land Development
Multifamily	92,385	—	13,250	14,299	119,934	7.78%	65%	N/A
1-4 family	71,811	—	51,716	775	124,302	8.87%	64%	N/A
Retail/Commercial	19,108	—	—	—	19,108	8.57%	69%	N/A
Industrial	36,516	—	1,030	—	37,546	7.00%	57%	N/A
Mixed use	11,829	—	—	—	11,829	7.90%	59%	N/A
Self-storage	—	—	—	14,541	14,541	7.95%	30%	N/A
Other	247	10,523	27,578	7,878	46,226	8.12%	45%	N/A
Total Construction and Land Development	231,896	10,523	93,574	37,493	373,486	8.24%	60%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$553,772	$177,641	$354,433	$52,984	$1,138,830

(1) Loan-to-value is based on maximum potential outstanding at time of origination
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D
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
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D
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

The following two tables depict a well-diversified portfolio of owner-occupied commercial real estate as of September 30, 2024 and December 31, 2023.  The properties are distributed nicely among the Company's footprint. This loan segment continues to perform very well and is supported by strong loan-to-values (LTVs). The following table sets forth our owner-occupied CRE portfolio by the business industry groups that occupy the properties for the periods indicated.

September 30, 2024
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$18,796	$2,944	$10,842	$10,982	$43,564	5.94%	72%
Administrative and support	—	4,500	4,445	—	8,945	5.49%	56%
Arts and recreation	—	—	36,750	—	36,750	5.97%	62%
Construction services	13,732	4,144	15,827	—	33,703	5.76%	69%
Education services	28,190	—	5,693	—	33,883	5.98%	59%
Health care	4,726	17,538	16,058	136	38,458	7.12%	65%
Information	—	—	4,376	—	4,376	4.37%	50%
Manufacturing	—	—	5,977	—	5,977	4.22%	56%
Other Services	6,056	15,986	61,610	935	84,587	6.21%	69%
Professional, scientific, tech services	2,862	—	5,640	—	8,502	5.42%	73%
Real estate and rental leasing	742	3,753	3,726	—	8,221	6.33%	70%
Retail trade	874	9,222	25,746	—	35,842	5.78%	68%
Wholesale trade	—	169	890	7,057	8,116	5.96%	73%
Total Owner Occupied CRE	$75,978	$58,256	$197,580	$19,110	$350,924	6.03%	66%

(1) Loan-to-value is based on maximum potential outstanding at time of origination

December 31, 2023
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$17,925	$2,995	$12,186	$5,605	$38,711	5.68%	69%
Administrative and support	—	4,500	4,557	—	9,057	5.49%	56%
Arts and recreation	—	—	37,127	—	37,127	6.14%	62%
Construction services	5,173	4,035	16,278	—	25,486	5.23%	73%
Education services	29,169	—	5,581	—	34,750	5.86%	61%
Health care	4,810	993	16,836	139	22,778	5.43%	76%
Manufacturing	—	—	6,218	—	6,218	4.33%	55%
Religious and other	6,141	8,047	32,305	946	47,439	5.78%	66%
Professional, scientific, tech services	2,908	—	10,474	—	13,382	5.06%	75%
Real estate and rental leasing	—	2,281	1,168	—	3,449	6.55%	62%
Retail trade	894	6,692	25,249	2,670	35,505	5.83%	69%
Wholesale trade	—	184	837	7,129	8,150	5.98%	73%
Total Owner Occupied CRE	$67,020	$29,727	$168,816	$16,489	$282,052	5.72%	67%

(1) Loan-to-value is based on maximum potential outstanding at time of origination

Allowance for Credit Losses - Loans

The allowance for credit losses on loans represents an amount that, in our judgment, will be adequate to absorb current and expected losses in the loan portfolio. The provision for credit losses on loans increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of year	$16,506	$14,114
Impact of adopting ASC 326	—	895
Charge-offs:
Residential real estate	(132)	—
Construction and land development	(2,273)	—
Commercial and industrial	(4)	(462)
Consumer	(9)	(6)
Total charge-offs	(2,418)	(468)
Recoveries:
Residential real estate	—	7
Commercial and industrial	10	—
Consumer	9	15
Total recoveries	19	22
Net charge-offs	(2,399)	(446)
Provision for credit losses - loans	4,220	1,943
Balance at end of period	$18,327	$16,506
Ratios:
Net charge-offs to average loans outstanding	0.14%	0.03%
Allowance for credit losses on loans to non-performing loans	64.84%	16.44X
Allowance for credit losses on loans to gross loans at end of period	1.02%	0.96%

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	September 30,	December 31,
	2024	2023
	(Dollars in thousands)
Non-accrual loans:
Residential real estate:
Single family	1,910	149
Construction and land development	13,331	—
Commercial Real Estate:
Non owner-occupied	11,900	—
Commercial and industrial	1,123	851
Total non-accrual loans	28,264	1,000
Loans 90 days past due and still accruing	—	4
Total non-performing loans	28,264	1,004
Other real estate owned	—	—
Total non-performing assets	$28,264	$1,004
Ratios:
Total non-performing loans to gross loans receivable	1.57%	0.06%
Total non-performing loans to total assets	1.27%	0.05%
Total non-performing assets to total assets	1.27%	0.05%

Deposits

Deposits increased $207.5 million, or 12.3% to $1.89 billion at September 30, 2024 from $1.69 billion at December 31, 2023. Our core deposits increased $215.2 million, or 17.1%, to $1.47 billion at September 30, 2024 from $1.25 billion at December 31, 2023. Non-interest bearing demand deposits decreased $17.0 million, or 4.7%, to $347.6 million at September 30, 2024 from $364.6 million at December 31, 2023. Interest bearing demand deposits increased $60.4 million, or 44.0%, to $197.5 million at September 30, 2024 from $137.1 million at December 31, 2023. Time deposits increased $138.4 million, or 19.9%, to $834.7 million at September 30, 2024 from $696.3 million at December 31, 2023.  Money market demand deposits increased $9.8 million, or 1.4%, to $451.9 million at September 30, 2024 from $442.2 million at December 31, 2023. The increase in money market deposit accounts and time deposits were primarily the result of the higher rate environment, deposit competition, and customers looking for additional interest-bearing options.

The following table presents the Company’s deposits segregated by major category as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(Dollars in thousands)
Deposit type:	Balance	Percent %	Balance	Percent %
Interest bearing demand deposits	$197,527	10.3%	$137,128	8.2%
Savings and NOWdeposits	61,893	3.3%	45,878	2.7%
Money market demand deposits	451,936	23.9%	442,179	26.2%
Time deposits	834,738	44.1%	696,336	41.3%
Interest bearing deposits	1,546,094	81.6%	1,321,521	78.4%

Non-interest bearing demand deposits	347,575	18.4%	364,606	21.6%

Total deposits	$1,893,669	100.0%	$1,686,127	100.0%

The Company uses wholesale deposits as a funding source in addition to customer deposits. Wholesale deposits provide a diversified and stable source of funding during times of market volatility. As of September 30, 2024, the Company had $422.6 million of total wholesale deposit balances, a decrease of $10.4 million compared to December 31, 2023, which totaled $433.0 million.

Given the interest rate environment and strategic initiatives, the Company replaced maturing lower yielding wholesale CDs with higher market rate CDs. The replacement CDs include call options at our discretion if economic conditions changed. The Company also utilized additional wholesale demand deposits to provide liquidity and more effectively balance our interest rate sensitivity. During the nine months ended September 30, 2024, total wholesale deposit funding accounted for approximately 32% of our interest expense.

The following table presents the Company's total wholesale deposit composition, concentrations, current rate and remaining duration, if applicable as of September 30, 2024.

	September 30, 2024				December 31, 2023
(Dollars in thousands)
Wholesale Money Market Deposits Accounts (MMDA)		Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)		Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)
Wholesale MMDAs	$50,464	11.9%	5.15%	N/A	$120,536	27.8%	5.75%	N/A

Wholesale Time Deposits
Listing Service CDs (1)	27,862	6.6%	4.86%	12	34,481	8.0%	4.86%	5
Wholesale CDs:
Term	161,357	38.2%	4.67%	10	148,906	34.4%	4.32%	7
Term with Call Option	182,957	43.3%	5.16%	38	129,083	29.8%	5.22%	30
Total Wholesale CDs	344,314				277,989

Total Wholesale Deposits	$422,640	100.0%			$433,006	100.0%

(1) Listing service CDs are excluded from being classified as wholesale deposits, per FDIC call report instructions

Regulatory Defined Wholesale Deposits

Each quarter the Bank files a bank call report with the FDIC, which has a specific way it defines wholesale brokered deposits. As of September 30, 2024, the Company had $394.8 million of wholesale deposits outstanding, as defined by FDIC, a decrease of $3.7 million from December 31, 2023. In addition, pursuant to rule 12 CFR 337.6(e), well-capitalized and well-rated institutions are not required to treat reciprocal deposits as wholesale deposits up to the lesser of 20 percent of their total liabilities or $5 billion. Reciprocal core deposits exceeding this threshold must be reported additionally as wholesale deposits for call report purposes only. As of September 30, 2024, the Company additionally reported $293.1 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $687.9 million as of September 30, 2024. As of December 31, 2023, the Company additionally reported $176.3 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $609.3 million as of December 31, 2024. As of September 30, 2024 and December 31, 2023, all of the Company's reciprocal deposits were core deposits from customers who placed their deposits in the reciprocal network for additional FDIC insurance coverage.

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities. The Company uses wholesale deposits in addition to customer deposits, as funding sources. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB secured advances, other secured borrowings, federal funds purchased, and other short-term unsecured borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. Additional liquidity can be obtained through the Federal Reserve Bank discount window. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had no federal funds purchased outstanding and an additional secured borrowing capacity of $521.3 million as of September 30, 2024. Additionally, at September 30, 2024, we had the ability to borrow up to $144.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2024.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2024, cash and cash equivalents totaled $232.1 million. The Company has availability on secured and unsecured lines for an additional $665.3 million. Finally, securities classified as available-for-sale, which provide additional sources of liquidity, totaled $58.5 million at September 30, 2024.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $9.3 million and $26.3 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. There were no sales of securities in the nine months ended September 30, 2024 or for nine months ended September 30, 2023. Net cash used in investing activities, which consist primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $79.6 million and $102.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. Net cash provided by financing activities was $187.9 million and $66.4 for the nine months ended September 30, 2024 and 2023, respectively, which consisted primarily of increases in interest bearing deposits of $224.6 million for the nine months ended September 30, 2024, partially offset by repayments of federal funds purchased of $15.0 million and decreased non-interest bearing deposits of $17.0 million.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2024, totaled $564.0 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

Effects of Inflation. In an effort to combat inflation, the Federal Reserve, through the FOMC, increased rates a total of 5.25% during 2022 and through the first eight months of 2023, which has had a negative effect on the price of existing securities. The FOMC did reduce interest rates by 50 basis points in September 2024 to a target range of 5.00% to 4.75%. As a result of sustained high interest rates, the Company recorded an accumulated other comprehensive loss on securities available for sale of approximately $6.4 million as of September 30, 2024, compared to recording accumulated other comprehensive loss in the amount of $7.5 million as of December 31, 2023.  This unrealized loss is counter to total equity growth during 2023 and 2024 that had otherwise continued capital addition through net earnings. Management does not anticipate the unrealized losses to result in write-down through earnings as they do not reflect credit deterioration within the portfolio.

Capital Management. MainStreet Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2024, MainStreet Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Regulatory Capital

Information presented for September 30, 2024 and December 31, 2023, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2024 and 2023 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2024, the Bank meet all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024
Total capital (to risk-weighted assets)	$316,110	16.96%	$149,117	≥ 8.0%	$186,396	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$297,638	15.97%	$83,878	≥ 4.5%	$121,157	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$297,638	15.97%	$111,838	≥ 6.0%	$149,117	≥ 8.0%
Tier 1 capital (to average assets)	$297,638	13.98%	$85,162	≥ 4.0%	$106,452	≥ 5.0%
As of December 31, 2023
Total capital (to risk-weighted assets)	$312,069	17.18%	$145,300	≥ 8.0%	$181,625	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$294,553	16.22%	$81,731	≥ 4.5%	$118,056	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$294,553	16.22%	$108,975	≥ 6.0%	$145,300	≥ 8.0%
Tier 1 capital (to average assets)	$294,553	14.66%	$80,375	≥ 4.0%	$100,469	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2024, we had outstanding loan commitments of $237.2 million and $311,000 in outstanding stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except for per share data)	2024	2023	2024	2023
Net interest margin, fully-taxable equivalent (FTE)
Net interest income (GAAP)	$15,343	$18,772	$46,533	$59,429
FTE adjustment on tax-exempt securities	78	71	221	212
Net interest income (FTE) (non-GAAP)	$15,421	$18,843	$46,754	$59,641

Average interest earning assets	2,002,745	1,856,075	1,959,051	1,837,980
Net interest margin (GAAP)	3.04%	4.01%	3.18%	4.32%
Net interest margin (FTE) (non-GAAP)	3.05%	4.03%	3.19%	4.34%

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

Our simulation model uses actual data as of September 30, 2024, and dynamically incorporates Board-approved budget assumptions in order to forecast the impact of stress factors. It is important to note that no other changes are made. The purpose of this simulation is so that management and the Board can make informed decisions that enhance our resilience and long-term viability.  In other words, we examine the results of the stress test first to ensure that they are within Board-approved risk tolerance limits and second to determine whether we should make changes to the structure of our earning assets and interest-bearing liabilities.

Finally, as we consider simulation model outputs, we also consider their impact to other risk factors and ultimately to determine whether our capital provides a sufficient cushion to our risk profile.

	Net Interest Income Stress Simulation
	September 30, 2024

Basis Point Change in	Net Interest Income	Year 1 Change
Interest Rates (1)	Year 1 Forecast (2)	From Level
(Dollars in thousands)
+400	$87,826	17.12%
+300	$85,319	13.77%
+200	$82,051	9.42%
+100	$78,903	5.22%
Level	$74,990	—
-100	$72,377	(3.48)%
-200	$71,755	(4.31)%
-300	$73,409	(2.11)%
-400	$75,180	0.25%

(1) Interest rate changes are immediate and sustained for the entire 12-month period

(2) Simulation model assumptions are locked for the entire 12-month period.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2024. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no significant effect or impact on internal controls over financial reporting as the Company implemented the current expected credit loss accounting standard.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2024, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies. Reference is made to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 20, 2024. For a discussion of certain risk factors affecting the Company, see our disclosure under “Forward-Looking Statements” in Part I, Item 2 in this Form 10-Q.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the common shares repurchased during the three months ended September 30, 2024.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	—	$3,538
August 1, 2024 - August 31, 2024	—	$—	—	$3,538
September 1, 2024 - September 30, 2024	—	$—	—	$3,538
Total	—	$—	—	$3,538

Item 6 – Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32.0	Section 1350 Certification *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included with Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: November 13, 2024	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)