Form 10-K
period 2024-12-31
MainStreet Bancshares, Inc.
filed 2025-03-14
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to section 240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). yes ☐ no ☒

As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market, was $134,721,919. The number of shares of Registrant’s Common Stock outstanding as of March 10, 2025 was 7,728,106.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K will be found in portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and such information is incorporated herein by this reference.

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

MainStreet Bancshares, Inc.

MainStreet Bancshares Inc. is a bank holding company incorporated under the laws of the Commonwealth of Virginia whose principal activity is the ownership and management of MainStreet Bank and MainStreet Community Capital, LLC. The Company is authorized to issue 15,000,000 shares of common stock, par value $4.00 per share. Additionally, the Company is authorized to issue 2,000,000 shares of preferred stock, par value $1.00 per share. There were 7,603,765, shares of common stock outstanding and 28,750 shares of 7.50% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock outstanding at December 31, 2024. At that date, there were also outstanding 1,150,000 depositary shares, each representing a 1/40th interest in a share of the Company’s Series A Preferred Stock, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share).

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

We offer a full range of banking services to individuals, small to medium-sized businesses and professional service organizations through both traditional and electronic delivery. We were the first community bank in the Washington, D.C. metropolitan area to offer a full online business banking solution, including remote check scanners on a business customer’s desktop. We offer mobile banking apps for iPhones, iPads and Android devices that provide for remote deposit of checks. In addition, we were the first bank headquartered in the Commonwealth of Virginia to offer the Certificate of Deposit Account Registry Service ("CDARS"), an innovative deposit insurance solution from the IntraFi Network, LLC ("IntraFi") that provides Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits up to $50 million. The Bank also participates in the IntraFi Insured Cash Sweep ("ICS") program, which also functions to provide greater FDIC insurance coverage for participating customers. We believe that enhanced electronic delivery systems and technology increase profitability through greater productivity and cost control, and allow us to offer new and better products and services.

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

Avenu

On October 25, 2021, MainStreet Bancshares, Inc. formally introduced Avenu, a division of MainStreet Bank. Avenu provides an embedded Banking as a Service (BaaS) solution that connects our partners (fintechs, application developers, money movers, and entrepreneurs) directly and seamlessly to our Software as a Service (SaaS) solution. Our transformational subledger combined with our high-touch compliance training goes beyond the industry standards to ensure that our Fintech partners will prosper. This division of MainStreet Bank serves money service businesses, payment processers, and other clients who have a need to embed deposit gathering and payment processing in their mobile Apps. This division provides the Bank with valuable low-cost deposits and additional streams of fee income. Our SaaS software program was deployed in October 2024. The Avenu division is classified within our Financial Technology reportable segment outlined in Note 26. Additional information can be found in our investor presentations filed quarterly.

MainStreet Community Capital, LLC

In September 2021, the Company created a community development entity (“CDE”) subsidiary, MainStreet Community Capital, LLC, a Virginia limited liability company, to apply for New Market Tax Credit (“NMTC”) allocations from the U.S. Department of Treasury’s Community Development Financial Institutions Fund. To promote development in economically distressed areas, the NMTC program was established under the Community Renewal Tax Relief Act of 2000 to provide tax incentives for capital investment in disadvantaged market areas that have not experienced economic expansion. The program establishes a tax credit for investment in a CDE and ongoing compliance with the program is accomplished through a governing board and an advisory board which maintains accountability to residents and businesses in the aforementioned disadvantaged areas. This CDE will be an intermediary vehicle for the provision of loans and investments in Low-Income Communities (“LICs”). In January 2022, the Community Development Financial Institutions Fund (“CDFI”) of the United States Department of the Treasury certified MainStreet Community Capital, LLC as a registered CDE. In December 2024, MainStreet Community Capital submitted an application to apply for the 2024 NMTC program allocation. Allocation awards are expected to be announced during the fourth quarter of 2025.

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

Our Business

As of December 31, 2024, MainStreet Bancshares, Inc. had total consolidated assets of $2.23 billion, total net loans of $1.8 billion, total deposits of $1.9 billion and total stockholders’ equity of $208.0 million, and total tangible equity to total tangible assets was 9.33%. For the years ended December 31, 2024 and 2023, our return on average assets was (0.47)% and 1.38%, respectively, and our return on average equity was (4.44)% and 12.66%, respectively.

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

We believe that our core lending and deposit business segments continue to perform well. For each of the fiscal years ended December 31, 2024 and December 31, 2023, our net charge-offs to average loans were 0.25% and 0.03%, respectively. As of December 31, 2024, we had $21.7 million in non-performing loans and non-performing assets to total assets was  0.97%.

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

According to the U.S. Census Bureau, the Washington, D.C. Metropolitan Statistical area (MSAs) includes three of the wealthiest counties in the United States, as well as six of the top 20 wealthiest counties. Median household income growth projections range from 7% to over 10% through 2030. Overall, the Washington D.C. MSA ranks ninth out of the largest 25 MSAs ranked by population estimates as of 2023 according to the Census Bureau. We expect our strategies to benefit from the continued growth in population and high income of our market area’s residents.

Area	Total Population as of 2025 (Actual)	Population Change 2010-2025	Projected Population Change 2025-2030	Median Household Income 2025	Median Household Income Projected Change 2025-2030	Unemployment Rate as of October 2024	Unemployment Rate as of October 2023
District of Columbia	685,183	-0.63%	1.90%	$106,049	8.29%	5.3%	5.0%
Arlington County	240,077	0.60%	4.80%	136,716	7.09%	2.2%	2.2%
Fairfax County	1,141,206	-0.79%	0.59%	150,142	9.19%	2.6%	2.6%
Loudoun County	441,547	4.89%	4.64%	178,282	9.17%	2.6%	2.6%
Prince William County	496,564	2.98%	4.24%	126,144	7.88%	2.8%	2.9%
United States	337,643,652	1.87%	2.40%	78,770	8.29%	3.9%	3.6%

Source: U.S. Bureau of Labor Statistics, S&P Global Market Intelligence

The Washington, D.C. MSA is a desirable market for a broad range of companies in a variety of industries, including thirty companies from the 2024 Fortune 500 list, and seven of the United States’ largest 100 private companies, according to the 2024 Forbes list of largest private companies by revenue. According to the U.S Bureau of Labor Statistics, the Washington, D.C. MSA has a large and diversified economy. The following table provides an in-depth view of the distribution of employment within the Washington, D.C. MSA.

Washington, D.C. MSA Employment by Sector	Employment Sector by Percent
Mining, Lodging, and Construction	4.9%
Manufacturing	1.7%
Trade, Transportation, and Utilities	12.0%
Information	2.3%
Financial Activities	4.4%
Professional and Business Services	24.0%
Education and Health Services	13.8%
Leisure and Hospitality	9.4%
Other Services	5.8%
Government	21.7%

Source: U.S. Bureau of Labor Statistics, Data as of October 2024 Note: Data is not seasonally adjusted

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

Community Banking Philosophy. We provide our clients with local decision making and individualized service coupled with products and services offered by our larger institutional competitors. As our business lenders, officers, and directors are based in or reside in the communities we serve, we are able to maintain a high-level of involvement in local organizations and establish a strong understanding of the banking needs of the respective communities. We believe that our customer-centric business philosophy and sales approach enables us to build long-term relationships with desirable customers, which enhances the quality and stability of our funding and lending operations. Our mission and philosophy have positioned us well in the communities across our market area and have enabled us to attract and maintain a very talented and experienced management team.

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

Capital Position. The Bank exceeds the regulatory guidelines to be classified as “well capitalized.” Our capital position remains strong. At December 31, 2024, the Bank had a tier 1 leverage capital ratio of 12.08%, a common equity tier 1 risk-based capital ratio of 14.64%, a tier 1 risk-based capital ratio of 14.64%, and a total risk-based capital ratio of 15.69%. We believe that our capital position enhances our ability to grow organically because it enables the Bank to continue lending and to remain focused on our customers’ needs. For additional information, see Note 16 of Notes to Consolidated Financial Statements.

Technology. We have invested in the technology necessary to meet the developing demands of our commercial and retail customers. We utilize a strong core operating system that enables us to efficiently offer high-end deposit and loan products and have partnered with industry-leading internet banking, cash management, mobile banking, and application-based banking solutions to offer a complete banking experience to all customers, regardless of their preference. We participate in an international and nationwide automated teller machine network in order to offer our customers ATM transactions at over 55,000 locations in the United States, Canada, United Kingdom, and Mexico.

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

Commercial Business Lending. Commercial loans are written for a variety of business purposes, including government contract receivables, plant and equipment, general working capital, contract administration and acquisition lending. We are also a Preferred Lender for the Small Business Administration (SBA). Our client base is diverse, and we do not have a concentration of commercial business loans in any specific industry segment.

Commercial Real Estate Lending. We finance owner-occupied and investment commercial real estate. Our underwriting policies and processes focus on the client’s ability to repay the loan as well as an assessment of the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate those risks by carefully underwriting loans of this type and by following appropriate loan-to-value standards. Commercial real estate loans represent the largest segment of the Bank’s loan portfolio. At December 31, 2024, approximately 19.5% of our loan portfolio related to owner occupied commercial real estate loans, and approximately 30.5% of our loan portfolio related to investment commercial real estate.

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

Residential Real Estate Lending. The Bank offers a variety of consumer-oriented residential real estate loans both for purchase and refinancing.

Consumer Installment Lending. We offer consumer loans including term loans, home equity lines of credit, and overdraft protection.

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

Lending Limit. As of December 31, 2024, our legal lending limit for loans to one borrower was approximately $46.8 million. The Bank “in-house” lending limit is 50% of the legal lending limit for all relationships unless the loan is owner occupied, 1-4 family/residential or a government contract line of credit. If owner occupied, 1-4 family or a government contractor, the “in-house” lending limit is 90% of the legal lending limit for "Good" rated credits; 85% for "Standard" rated credits and 75% for "Acceptable" rated credits. Our loan policy prescribes a sub-limit to certain borrowers based upon our determination of each borrower’s credit quality. We routinely participate loan amounts in excess of our policy limits to other financial institutions.

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

Generally accepted accounting principles require that, at the time of purchase, the Bank designate a security as “held-to-maturity,” “available-for-sale,” or “trading,” depending on our ability and intent to hold such security. Debt securities available-for-sale are reported at fair value, while debt securities held-to-maturity are reported at amortized cost. The Bank does not maintain a trading portfolio. Establishing a trading portfolio would require specific authorization by the Board of Directors.

The investment portfolio is actively managed and consists of investments classified as available-for-sale and held-to-maturity. Under the available-for-sale classification, investment instruments may be sold as deemed appropriate by management. On a monthly basis, the investment portfolio is marked to market as required by ASC 320. Additionally, the investment portfolio is used to balance the Bank’s asset and liability position. The Bank invests in fixed rate or floating rate instruments as necessary to reduce interest rate risk exposure.

At December 31, 2024, the held-to-maturity portfolio, which is primarily composed of municipal securities and subordinated debt of other financial institutions, and is carried at amortized cost, totaled $16.1 million. At that date, the available-for-sale portfolio, which is composed of  collateralized mortgage-backed securities, subordinated debt of other financial institutions, preferred stock, municipal securities, and U.S. Government agency securities and is carried at fair value, totaled $55.7 million. For additional information, see Note 3 of the Notes to Consolidated Financial Statements.

Subordinated Notes. In April of 2021, the Company completed an issuance and sale of $30 million in fixed-to-floating subordinated notes. The net proceeds were used to fully call subordinated notes issued in 2016 and to support additional growth for other general business purposes. The notes have a maturity date of April 15, 2031 and an annual fixed interest rate of 3.75% until April 15, 2026. After April 15, 2026, the notes will have a floating interest rate based on three-month SOFR rate plus 302 basis points (3.02%) (computed on the basis of a 360-day year of twelve 30-day months) from and including April 15, 2026, to the maturity date or any early redemption date. Interest will be paid semi-annually, in arrears, on July 1 and January 1 of each year during the time that the notes remain outstanding through the fixed interest rate period or earlier redemption date. Interest will be paid quarterly, in arrears, on April 15, July 15, October 15 and January 15 throughout the floating interest rate period or earlier redemption date.

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

We can also arrange for FDIC insurance for deposits up to $50 million through CDARS, the Certificate of Deposit Account Registry Service, which provides a convenient method for a depositor to enjoy full FDIC insurance on deposits up to $50 million through a single banking relationship. The Bank also participates in the IntraFi Insured Cash Sweep ("ICS") program, which also functions to provide greater FDIC insurance coverage for participating customers.

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

Consistent with our culture, we worked with a small group of clients in order to understand the risks associated with this business line. We developed an infrastructure to identify, measure, monitor, and control the risks associated with FinTechs, providing BaaS, and payment systems in general. We designed and implemented comprehensive legal, strategic, procedural and policy documents to guide business opportunities.

We have designed Avenu to be a comprehensive solution that provides FinTechs with an array of embedded banking services they may offer to their customers in a scalable cloud-based platform. We guide our FinTech partners through the complex maze of banking regulations by integrating compliance and fraud detection throughout the framework of our solution as well as in-person training for FinTech partners' team members. We have developed a live sandbox for our FinTech partners to provide a proof of concept and allow for quick integration and time to market when they are ready to “go-live.”

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

We have long allowed and even encouraged our employees to telecommute. Approximately 12% of our employees work remotely full-time. All but our relatively lean team of branch staff are eligible to telecommute, and most do so at least a few days a month. These arrangements give us a broader and more diverse pool of applicants in recruiting, and also serve to reduce our employees’ carbon footprint.

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

Turning to our staff, as of December 31, 2024, the Company employed 204 full-time employees. None of our employees are represented by a collective bargaining agreement.

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

Seventy-three percent of the Company’s employees self-identify as either female or ethnically diverse (defined as all Equal Employment Opportunity Commission classifications other than white). The Company is proud to have four veterans on its team as well.

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

To maintain the high caliber of our Board, the Company invests regularly in director education. Additionally, our directors establish and adhere to a rigorous Code of Ethics and Business Conduct. We seek highly qualified directors with skills needed for a forward-looking Board. The Company has a technology expert on the Board since 2011, well before it became a recommended practice for community banks.

At the Board level, the Company has seven independent directors, out of a total of nine. The total of nine includes one director who stepped down from management in March 2022 and thus will become an independent director in March 2025. One of the independent directors self-identify as female, one self-identifies as an African-American male, and one self-identifies as a Hispanic male. Four of the independent directors self-identify as white males.

Diversity is one factor taken into account when considering candidates to serve on the Board of Directors. The Board believes that diversity supports its goal of best serving the Company and our shareholders, customers and employees. The matrix below summarizes the self-identified diversity attributes of our Board members.

Board Size:
Total Number of Directors	9
Gender:	Male	Female		Non-Binary	Gender Undisclosed
Number of directors based on gender identity	8	1		—	—
Number of directors who identify in any of the categories below:
African American or Black	1	—		—	—
Alaskan Native or American Indian	—	—		—	—
Asian	—	—		—	—
Hispanic or Latinx	1	—		—	—
Native Hawaiian or Pacific Islander	—	—		—	—
White	6	1		—	—
Two or More Races or Ethnicities	—	—		—	—
LQBTQ+			—
Undisclosed			—

Title	Ethnically Diverse Female	Ethnically Diverse Male	White Female	White Male
Independent Directors	0.0%	29.0%	14.0%	57.0%
Executives	0.0%	33.0%	0.0%	67.0%
Exec. Vice Pres.	0.0%	10.0%	40.0%	50.0%
Senior Vice Pres.	21.0%	22.0%	14.0%	43.0%
Vice Pres.	29.0%	18.0%	28.0%	25.0%
Asst. Vice Pres.	14.0%	29.0%	43.0%	14.0%
Branch	60.0%	10.0%	20.0%	10.0%
Admin. Support	43.0%	15.0%	19.0%	23.0%
All Employees	32.0%	18.0%	23.0%	27.0%

The Company is focused on equal pay for equal work, and on developing all employees to reach their full potential. The Company realizes that hiring a diverse workforce that is representative of the diversity of the local population also allows us to better serve our marketplace.

Employee Age Diversity
Age Group	20 – 29	30 – 39	40 – 49	50 – 59	60 +
Number of Employees	20	47	53	59	25
Percentage of Total	10%	23%	26%	29%	12%

The age distribution of our employee base is also appropriately diversified.

The age distribution of our employees as denoted by generational categories.

Employees by Generation
Pre Baby Boomers	0.5%
Baby Boomers	14.7%
Generation X	44.1%
Millennials	37.3%
Generation Z	3.4%

The gender distribution of our employee base is diversified.

Employees by Gender
Female	53.9%
Male	46.1%

For the fiscal year ended December 31, 2024, we had 25 promotions. These promotions were distributed as follows:

2024 Promotions Diversity
	Ethnically Diverse	White
Female	5	6
Male	4	10

The Company celebrates diversity throughout the year and fosters opportunities to learn about different cultures, religious practices, traits and differences. The Company finds that doing so brings out the best in the team as we grow together to exceed customer expectations and create shareholder value.

Supervision, Regulation and Other Factors

General.  The U.S. banking industry is highly regulated under federal and state law. Consequently, our growth and earnings performance will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These regulators include the Federal Reserve, FDIC, the Bureau, CFPB, SEC, Internal Revenue Service, and state taxing authorities. President Trump and Republican members of Congress have proposed significant reductions in financial institution regulation. The effect of these statutes, regulations, and policies and any changes to such statutes, regulations, and policies, if adopted, can be material and cannot be predicted.

The primary goals of the U.S. bank regulatory framework are to maintain a safe and sound banking system, facilitate the conduct of sound monetary policy, and promote fairness and transparency for financial products and services. The system of supervision and regulation applicable to us and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund, the Bank’s depositors, and the public, rather than our shareholders or creditors. The descriptions below summarize certain elements of the regulatory framework. The descriptions are not intended to describe all laws and regulations applicable to us and the Bank, and the descriptions are qualified by reference to the full texts of the statutes, regulations, policies, interpretive letters, and other written guidance that are described herein.

Regulation of the Company and Bank. The Company is a bank holding company that has elected status as a financial holding company. As such, the Company is subject to extensive regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”), and to the examination and reporting requirements of the Federal Reserve. The Company is also subject to the rules and regulations of the SEC and state securities administrators under federal and state securities laws.

As a Virginia-chartered commercial bank that is a member of the Federal Reserve System, the Bank is subject to regulation, supervision and examination by the Bureau and the Federal Reserve. State and federal laws also govern the activities in which the Bank engages, the investments that it makes and the aggregate amount of loans that may be granted to one borrower. The Bureau and the Federal Reserve also regulate the branching authority of the Bank. In addition, various consumer and compliance laws and regulations affect the Bank’s operations.

The earnings of the Bank, the Company’s subsidiary, and therefore the earnings of the Company, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above. The statutes, regulations and policies that govern our operations are under continuous review and are subject to amendment from time to time by Congress, the Virginia legislature and federal and state regulatory agencies. Any such future statutory or regulatory changes could adversely affect our operations and financial condition.

Bank Holding Company Regulation. The Company is subject to regulation under the BHCA and to supervision, examination, and enforcement by the Federal Reserve as well as the Bureau. The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that we directly or indirectly control, such as any nonbank subsidiaries and other companies in which we own a controlling interest.

Financial Services Industry Reform. As final rules and regulations implementing the Dodd-Frank Act have been adopted, and may continue to be adopted and/or modified, this law has changed the bank regulatory framework and has affected the lending, deposit, investment, trading, and operating activities of banks and their holding companies.

A number of the effects of the Dodd-Frank Act are described or otherwise accounted for in various parts of this “Supervision, Regulation and Other Factors” section. In addition to those requirements, the Dodd-Frank Act addresses many investor protection, corporate governance, and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act requires certain publicly traded companies to give shareholders a non-binding vote on executive compensation and golden parachute payments;  enhances independence requirements for compensation committee members; requires national securities exchanges to require listed companies to adopt incentive-based compensation “clawback” policies for executive officers;  requires certain publicly traded companies to disclose the relationship between the executive compensation actually paid by the company and the financial performance of the company; and authorizes the SEC to promulgate rules that would allow shareholders to nominate their own director candidates using a company’s proxy materials. While much of the Dodd-Frank Act has been implemented in the form of final rules from the banking agencies, certain aspects of the Dodd-Frank Act remain in proposed form or have not been implemented. Accordingly, it is possible that existing rules may still be modified or repealed or that new rules may be implemented that may impact our operations.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“Economic Growth Act”), which was signed into law in May 2018, provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to prior financial services reform regulatory requirements. Provisions in the Economic Growth Act generally address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; and protections for student borrowers. One of the Economic Growth Act’s highlights, with implications for us, was the asset threshold under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement being increased from $1 billion to $3 billion, which benefits bank holding companies by, among various other items, allowing for an 18-month safety and soundness examination cycle as opposed to a 12-month examination cycle, changing to scaled biannual regulatory reporting requirements as opposed to quarterly regulatory reporting requirements, and not subjecting bank holding companies to capital adequacy guidelines on a consolidated basis.  Another significant provision was the Economic Growth Act’s directive that federal bank regulatory agencies adopt a threshold for a Community Bank Leverage Ratio (“CBLR”) framework. The CBLR framework and its implications for us are discussed in more detail below under the heading “- Bank Regulation - Capital Adequacy Requirements.”

In March 2023, the CFPB issued a final rule implementing Section 1071 of the Dodd-Frank Act. The final rule requires financial institutions to collect and report data to the CFPB on small business loan applicants, including demographic data, lending decisions, and the price and terms of credit. The purpose of the rule is to increase transparency and combat discrimination in small business lending. For banks with moderate volume lending, the compliance deadline is January 16, 2026.

On October 22, 2024, the CFPB issued its final rule implementing Section 1033 of the Dodd-Frank Act with respect to personal financial data rights, more commonly known as the “Open Banking Rule.” The final rule, among other things, requires banks and other financial institutions to make a consumer’s data available upon request to the consumer and their authorized third parties in a secure and reliable manner, and establishes obligations for third parties accessing consumers’ data, including data security and privacy protections. According to the CFPB, the rule is designed to foster competition and innovation in the financial services industry by making it easier for consumers to switch financial providers and for new companies to offer innovative products and services. The compliance deadline is phased-in based on the asset size of the financial institution. For banks with $1.5 billion to $3 billion in total assets, the compliance deadline is April 1, 2029.

At this time, it is difficult to anticipate the continued impact the above-described legislation may have on our business, our customers, and the financial industry generally. Changes resulting from further implementation of, changes to, or repeal of the Dodd-Frank Act and other regulations may impact the profitability of our business activities; require changes to certain of our business practices; impose upon us more stringent capital, liquidity, and leverage requirements; or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with any new requirements may negatively impact our results of operations and financial condition.

Additionally, the future implementation and enforcement of regulations may be affected by the outcome of the 2024 Presidential election, which resulted in significant changes in the leadership of various bank regulatory agencies. In early February 2025, the CFPB’s Acting Director issued directives to cease virtually all CFPB activities, including supervision, examinations, rulemaking, enforcement actions, and pending investigations.  CFPB staff were instructed to suspend the effective dates of all rules that have been issued, but have not yet gone into effect.  Further, the Acting Director announced that the CFPB would not be taking its next draw of unappropriated funding.  A new CFPB Director has recently been nominated and is subject to Senate confirmation.  The future of the CFPB is uncertain at this time.

Holding Company Capital Requirements. As a bank holding company with less than $3 billion in total consolidated assets, the Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes.

Imposition of Liability for Undercapitalized Subsidiaries. Federal banking regulations require FDIC-insured banks that become undercapitalized to submit a capital restoration plan. The capital restoration plan of a bank controlled by a bank holding company will not be accepted by the regulators unless the bank holding company guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a bank holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank in such a guarantee is limited to the lesser of 5% of the bank’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be adequately capitalized. The bank regulatory agencies have greater power in situations where a bank becomes significantly or critically undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such a bank can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to divest the bank or other affiliates.

Acquisitions by Bank Holding Companies. We must obtain the prior approval of the Federal Reserve before acquiring more than 5% of the voting stock of any bank or other bank holding company, acquiring all or substantially all of the assets of any bank or bank holding company, or merging or consolidating with any other bank holding company. In evaluating applications with respect to these transactions, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition; the financial condition, managerial resources, and prospects of the bank holding company and the bank(s) concerned; the convenience and needs of the communities to be served (including the record of performance under the CRA); the effectiveness of the applicant in combating money laundering activities; and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. The Federal Reserve can deny an application based on the above criteria or other considerations. In addition, as a condition to receiving regulatory approval, the Federal Reserve can impose conditions on the acquiror or the business to be acquired, which may not be acceptable or, if acceptable, may reduce the benefit of a proposed acquisition.

Control Acquisitions. Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval or non-objection prior to any person or company (or group acting in concert) acquiring “control” of a bank holding company. Although “control” is based on the facts and circumstances surrounding the investment, control is conclusively presumed to exist if a person or company (or group acting in concert) acquires 25% or more of any class of voting securities of the bank holding company. Control of a bank holding company is rebuttably presumed to exist under the Change in Bank Control Act if the acquiring person or entity (or group acting in concert) will own 10% or more of any class of voting securities immediately following the transaction and either no other person will hold a greater percentage of that class of voting securities after the acquisition or the bank holding company has publicly registered securities. The BHCA’s definition of “control” can also be triggered when a company acquires 5% or more of any class of voting securities and certain other factors are present or when a company acquires one-third or more of total equity (both voting and non-voting).

Regulatory Restrictions on Dividends; Source of Strength.  As a bank holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a supervisory letter on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that: (1) the holding company’s net income for the past four quarters, net of any dividends previously paid during that period, is sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is consistent with the bank holding company’s capital needs, asset quality, and overall financial condition; and (3) the bank holding company will continue to meet, and is not in danger of failing to meet, minimum regulatory capital adequacy ratios. Failure to comply with the supervisory letter could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner. In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring us to maintain a higher level of capital than would otherwise be required under any applicable minimum capital requirements. Our ability to pay dividends and make other distributions depends in part upon the receipt of dividends from the Bank, which is subject to certain restrictions on dividends as discussed in more detail below.

Under longstanding Federal Reserve policy, which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when we may not be inclined to provide it. In addition, any capital loans that we make to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. As discussed above, in certain circumstances, we could also be required to guarantee the capital restoration plan of the Bank, if the Bank became undercapitalized for purposes of the FDIC’s prompt corrective action regulations. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank under a capital restoration plan would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Scope of Permissible Activities. In general, the BHCA limits the activities permissible for bank holding companies to the business of banking, managing, or controlling banks, and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incidental thereto. Permissible activities for a bank holding company include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of insurance; leasing personal property on a full-payout, nonoperating basis; and providing certain stock brokerage services. A bank holding company may also make an investment of up to 5% of any class of voting securities of any company that is otherwise a non-controlling investment.

The Company has elected status as a financial holding company. As such, it may engage in activities that are financial in nature or incidental to such financial activity, or complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of the Bank or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking, and insurance company portfolio investments. Expanded financial activities of financial holding companies generally are regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. A bank holding company, such as the Company may elect to be treated as a financial holding company if all of its depository institution subsidiaries are “well-capitalized” and “well-managed,” and have received a rating of not less than “Satisfactory” on their most recent examination under the CRA.

Volcker Rule. Section 13 of the BHCA, commonly known as the “Volcker Rule,” has generally prohibited insured depository institutions and their affiliates from sponsoring or acquiring an ownership interest in certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading. The Economic Growth Act exempts from the Volcker Rule insured depository institutions with $10 billion or less in total consolidated assets and whose total trading assets and trading liabilities are 5% or less of total consolidated assets. The Federal Reserve has effectively extended the exemption to bank holding companies with $10 billion or less in total consolidated assets. Since we meet the criteria listed above, we are exempt from the Volcker Rule.

Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. For example, the Federal Reserve’s Regulation Y generally requires a bank holding company to provide the Federal Reserve with prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the bank holding company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. In certain circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice. The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound banking practices, result in breaches of fiduciary duty, or which constitute violations of laws or regulations, and can assess civil money penalties or impose enforcement actions for such activities.

Bank Regulation. The Bank is a commercial bank chartered under the laws of the Commonwealth of Virginia and is a member of the Federal Reserve. As such, the Bank is subject to extensive regulation, supervision, and examination by the Bureau and the Federal Reserve. In addition, the Bank’s deposits are insured to the maximum extent permitted by law by the FDIC. The bank regulatory agencies have the power to enforce compliance with applicable banking laws and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, and restrictions relating to investments and other activities of the Bank.

Capital Adequacy Requirements. The Federal Reserve and the Bureau monitor the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. These agencies consider the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system.

Under the Basel III capital rules, an institution’s assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. Regulatory capital, in turn, is classified in one of two tiers.  “Tier 1” capital includes two components: common equity Tier 1 capital and additional Tier 1 capital. Common equity Tier 1 capital consists solely of common stock (plus related surplus), retained earnings and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. “Tier 2” capital includes, among other things, qualifying subordinated debt and allowances for credit losses, subject to limitations. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Pursuant to the regulatory capital rules, the Bank has made an election not to include unrealized gains and losses in the investment securities portfolio for purposes of calculating “Tier 1” capital and “Tier 2” capital.

Under the current Basel III regulatory framework, the Bank is required to maintain the following minimum regulatory capital ratios:

●	A ratio of common equity Tier 1 capital to total risk-weighted assets of at least 4.5%;

●	A ratio of Tier 1 capital to total risk-weighted assets of at least 6%;

●	A ratio of Tier 1 capital plus Tier 2 capital to total risk-weighted assets of at least 8%; and

●	A leverage ratio (Tier 1 capital to adjusted total assets) of at least 4%.

In addition to these minimum regulatory capital ratios, the Basel III regulations establish a capital conservation buffer (“CCB”) with respect to the first three capital ratios listed above. Specifically, banks must hold common equity Tier 1 capital in excess of their minimum risk-based capital ratios by at least 2.5% of risk-weighted assets in order to avoid limits on capital distributions (including dividend payments, discretionary payments on Tier 1 instruments, and stock buybacks) and certain discretionary bonus payments to executive officers. Thus, when including the 2.5% CCB, a bank’s minimum ratio of common equity Tier 1 capital to total risk-weighted assets increases to 7%, its minimum ratio of Tier 1 capital to total risk-weighted assets increases to 8.5%, and its minimum ratio of total capital to total risk-weighted assets increases to 10.5%.

These capital requirements are minimum requirements. The Federal Reserve and the Bureau may also set higher capital requirements if warranted by the Bank’s risk profile, economic conditions impacting its markets, or other circumstances particular to the Bank. For example, Federal Reserve guidance provides that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. In addition, the Federal Reserve’s prompt corrective action regulations discussed below also apply to the Bank. Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including issuance of a capital directive, restrictions on business activities, and other measures under the Federal Reserve’s prompt corrective action regulations.

As part of the directive under the Economic Growth Act, in September 2019, the Federal Reserve and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available to the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a Tier I leverage ratio of greater than 9%, are considered qualifying community banking organizations eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements.

As of December 31, 2024, the Bank qualified for the CBLR framework. Management does not intend to utilize the CBLR framework.

Corrective Measures for Capital Deficiencies.  The federal banking regulators are required by the Federal Deposit Insurance Act, as amended (“FDIA”), to take “prompt corrective action” with respect to capital-deficient banks that are FDIC-insured. For this purpose, a bank is placed in one of the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A bank’s capital tier depends upon how its capital levels compare with various relevant capital measures and certain other regulatory factors.

To be well-capitalized, a bank must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 8%, a common equity Tier I risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5%, and must not be subject to any written agreement, order, or directive requiring it to maintain a specific capital level for any capital measure. As of December 31, 2024, the Bank was in compliance with all regulatory capital standards and qualified as “well-capitalized” under the prompt corrective action regulations. See Note 16 of Notes to Consolidated Financial Statements.

Banks that are adequately capitalized, but not well-capitalized, may not accept, renew, or rollover brokered deposits without a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on deposits. The prompt corrective action regulations also generally prohibit a bank from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the bank would thereafter be undercapitalized. Undercapitalized banks are also subject to growth limitations, may not accept, renew, or rollover brokered deposits, and are required to submit a capital restoration plan. The Federal Reserve may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. Significantly undercapitalized banks may be subject to requirements and restrictions, including orders to sell sufficient shares or obligations to become adequately capitalized, limitations on asset growth, and cessation of receipt of deposits from correspondent banks. Generally, subject to a narrow exception, the Federal Reserve must appoint a receiver or conservator for an institution that is critically undercapitalized. The capital classification of a bank also affects the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank.

Bank Mergers. Section 18(c) of the FDIA, known as the “Bank Merger Act,” requires the written approval of a bank’s primary federal regulator before the bank may acquire through merger or consolidation,  purchase or otherwise acquire the assets of, or assume the deposit liabilities of, another bank. The Bank Merger Act prohibits the reviewing agency from approving any proposed merger transaction that would result in certain significant anti-competitive effects. In every proposed merger transaction, the reviewing agency must also consider the financial and managerial resources and prospects of the existing and proposed institutions, the convenience and needs of the community to be served, the bank’s CRA performance, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities. In addition to Federal Reserve approval, the Bank must also obtain the prior approval of the Bureau before acquiring or merging with another bank. The Bureau will consider similar criteria when reviewing an application.

Branching. Under Virginia law, the Bank is permitted to establish additional branch offices within Virginia, subject to the approval of the Bureau. As a result of the Dodd-Frank Act, the Bank may also establish additional branch offices outside of Virginia, subject to prior regulatory approval, provided that the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. Any new branch, whether located inside or outside of Virginia, must also be approved by the Federal Reserve, as the Bank’s primary federal regulator. The Bank may also establish offices in other states by merging with banks or by purchasing branches of banks in other states, subject to certain restrictions (including obtaining the prior approval of the Bureau and Federal Reserve).

Restrictions on Transactions with Affiliates and Insiders. Federal law strictly limits the ability of banks to engage in transactions with their affiliates, including their parent bank holding companies. Sections 23A and 23B of the Federal Reserve Act, and the Federal Reserve’s Regulation W, impose quantitative limits, qualitative standards, and collateral requirements on certain transactions by a bank with, or for the benefit of, its affiliates. Generally, Sections 23A and 23B limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and require that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate, and several other types of transactions.

The Dodd-Frank Act expanded the coverage and scope of the limitations on affiliate transactions within a banking organization, including an expansion of what types of transactions are covered transactions to include credit exposures related to derivatives, repurchase agreements, and securities lending arrangements, and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.

Federal law also limits a bank’s authority to extend credit to its directors, executive officers, and 10% or greater shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. Insiders, as well as the bank, may be subject to enforcement actions, including civil money penalties, for loans in violation of applicable restrictions.

Regulatory Restrictions on Bank Dividends.  The Bank is subject to certain restrictions on dividends under federal and state laws, regulations, and policies. The board of directors of a Virginia state bank may not declare a dividend in excess of the net undivided profits of the bank without regulatory approval. The Virginia State Corporation Commission may limit or approve payment of dividends by the directors of any bank if it determines that such action is warranted by the bank’s financial condition.

Prior Federal Reserve approval is required if cash dividends declared by a bank exceed its net income for the current calendar year, plus retained net income from the two preceding years. In addition, under federal law, the Bank may not pay any dividend to the Company if it is undercapitalized, or the payment of the dividend would cause it to become undercapitalized. The Federal Reserve and the Bureau may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Under the Basel III regulatory capital framework, the failure to maintain an adequate CCB, as discussed above, may also result in dividend restrictions. Moreover, if, in the opinion of the Federal Reserve and the Bureau, the Bank is engaged in an unsafe or unsound practice (which could include the payment of dividends), they may require, generally after notice and hearing, the Bank to cease such practice. The Federal Reserve has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice.

Incentive Compensation Guidance. In 2016, the federal banking agencies issued comprehensive guidance on incentive compensation policies intended to ensure that such policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control, and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: balanced risk-taking incentives, compatibility with effective controls and risk management, and strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s primary federal regulator may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the CCB described above would limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and evolve.

In May 2024, four federal financial agencies re-proposed the regulatory text from the 2016 proposal without change, while seeking public comment on alternative approaches to certain regulatory provisions. The Dodd-Frank Act requires incentive compensation rules to be issued jointly by six federal agencies. The original proposal is still pending.

Deposit Insurance Assessments. FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the assessment is based on the size of the bank’s assessment base, which is equal to its average consolidated total assets less its average tangible equity, and its risk classification under an FDIC risk-based assessment system. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. At least semi-annually, the FDIC updates its loss and income projections for the Deposit Insurance Fund and, if needed, increases or decreases assessment rates, following notice-and-comment rulemaking, if required. The FDIC issued a final rule in October 2022 increasing deposit insurance assessments on all financial institutions beginning in the first quarterly assessment period of 2023.

The FDIC can also impose special assessments in certain instances. For example, the Bank may be required to pay higher FDIC insurance premiums if there are bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates in order to replenish the Deposit Insurance Fund.

Concentrated Commercial Real Estate (“CRE”) Lending Regulations. The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in CRE lending. The guidance provides that a bank may have a concentration in CRE lending if  total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital, or  total non-owner occupied CRE loans, excluding owner occupied properties, represent 300% or more of the bank’s total risk-based capital and the outstanding balance of the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, the bank will be subject to further regulatory scrutiny with respect to its risk management practices for CRE lending. As of December 31, 2024, the Bank’s total reported loans for construction, land development, and other land represented more than 100% of the Bank’s total risk-based capital, and its total CRE loans, excluding owner occupied properties, represented more than 300% of the Bank’s total risk-based capital. As a result, the Bank has a concentration in CRE lending. For information regarding underwriting analysis, risk rating and stress testing of our loan portfolio, including our CRE loans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Community Reinvestment Act. The Community Reinvestment Act of 1977, as amended (“CRA”), and the related regulations are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s CRA performance record when considering applications to establish branches, merger applications, and applications to acquire the assets and assume the liabilities of another bank. The CRA requires federal banking agencies to make public their ratings of banks’ performance under the CRA. In the case of a bank holding company transaction, the CRA performance record of the subsidiary banks of the bank holding companies involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank received an “Outstanding” rating in its most recent CRA examination in 2022.

On October 24, 2023, the federal banking agencies adopted a final rule to modernize the CRA regulations. Under the final rule,  the federal banking agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate in order to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities,  the CRA regulations are updated to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models,  a new metrics-based approach was adopted to evaluate bank retail lending and community development financing, using benchmarks based on peer and demographic data, and  CRA evaluations and data collection are tailored according to bank size and type. In addition, the final rule also exempts small and intermediate sized banks from new data requirements that apply to banks with assets of at least $2 billion and limits certain new data requirements to large banks with assets greater than $10 billion. Asset size is determined based on assets being at or above the specified thresholds as of December 31 in both of the prior two calendar years and are indexed for inflation. Most of the rule's requirements will be applicable beginning January 1, 2026. The remaining requirements, including the data reporting requirements, will be applicable on January 1, 2027. We continue to evaluate the new rule and its effects on our operations going forward.

Consumer Laws and Regulations. The Bank is subject to numerous laws and regulations intended to protect consumers in transactions with the Bank. These laws include, among others, laws regarding unfair, deceptive, and abusive acts and practices, and other federal consumer protection statutes. These federal laws include the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, RESPA, the S.A.F.E. Mortgage Licensing Act of 2008, TILA, and the Truth in Savings Act, among others. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability.

There has been an enhanced focus by certain bank regulatory agencies with respect to industry practices relating to overdraft fees and non-sufficient funds fees. For example, the CFPB issued a Request for Information in January 2022 seeking public input with respect to financial institution practices relating to, among other areas, credit card fees, overdraft fees and non-sufficient funds fees and stated its intent to reduce these types of fees through crafting rules, issuing industry guidance, and focusing supervision and enforcement resources to achieve this goal. In August 2022, the FDIC issued guidance with respect to banking practices involving charging multiple non-sufficient funds fees on the representment of the same unpaid transaction on a deposit account. In October 2022, the CFPB issued guidance with respect to certain practices relating to overdraft fees, and it included overdraft fees in its fall 2023 rulemaking agenda. In March 2024, the CFPB finalized a rule imposing certain restrictions on credit card late fee practices. This final rule is currently stayed pending litigation over the rule. In December 2024, the CFPB issued a final rule generally requiring financial institutions with over $10 billion in assets to either cap overdraft fees at $5.00 or otherwise follow TILA requirements when providing deposit account overdraft services.

The Dodd-Frank Act created the CFPB, which has broad authority to regulate the offering and provision of consumer financial products. The CFPB has authority to promulgate regulations; issue orders, guidance, interpretations, and policy statements; conduct examinations; and bring enforcement actions regarding consumer financial products and services. In general, banks with assets of $10 billion or less, such as the Bank, will continue to be examined for consumer compliance, and subject to enforcement actions, by their primary federal regulator. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary federal regulators. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain consumer protection rules adopted by the CFPB against certain institutions.  As previously referenced in “Bank Holding Company Regulation – Financial Services Industry Reform”, the future of the CFPB is presently uncertain.

Mortgage Lending Rules. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a presumption or rebuttable presumption of compliance for loans that are “qualified mortgages.” The CFPB has also issued regulations that, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for income verification, and the required methods of calculating the loan’s monthly payments. These regulations extend the requirement that creditors verify and document a borrower’s income and assets to include a requirement to verify all information that creditors rely on in determining repayment ability. The rules also define “qualified mortgages” based on adherence to certain underwriting standards and certain restrictions on loan terms. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made while closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be “qualified mortgages.” Also, the Dodd-Frank Act and the CFPB’s final rule on loan originator compensation prohibit certain compensation payments to loan originators and the steering of consumers to loans not in their interest, particularly if the loans will result in greater compensation for a loan originator. The Dodd-Frank Act and the CFPB’s implementing regulations, including the TILA-RESPA integrated disclosure rules, also impose disclosure requirements with respect to the origination and sale of residential mortgages.

Anti-Money Laundering and OFAC. Under federal law, financial institutions are required to maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; testing of the program by an independent audit function; and a customer due diligence program. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification, especially in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions.

OFAC administers laws and Executive Orders that prohibit U.S. entities from engaging in transactions with certain prohibited parties. OFAC publishes lists of persons and organizations suspected of aiding, harboring, or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank identifies a transaction, account, or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report, and notify the appropriate authorities.

Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for bank mergers and acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing and comply with OFAC sanctions, or to comply with relevant laws and regulations, could have serious legal, reputational, and financial consequences for the institution.

Privacy. Federal laws and regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. In addition to applicable federal privacy regulations, the Bank is subject to certain state privacy laws.

Federal laws and regulations also include certain information security guidelines that require a bank, under the supervision and ongoing oversight of its board of directors or an appropriate committee of the board, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cybersecurity risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks. Under Federal guidance, banks are required to provide notice to affected customers of a data breach under certain circumstances, and the agencies recently adopted a rule requiring notice to the primary federal regulator within certain timeframes for certain data security incidents.

Enforcement Powers. The bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance and impose substantial fines and other civil and criminal penalties. Failure to comply with applicable laws, regulations, and supervisory agreements, breaches of fiduciary duty, or the maintenance of unsafe and unsound conditions or practices, could subject us or our subsidiaries, including the Bank, as well as their respective officers, directors, and other institution-affiliated parties, to administrative sanctions, enforcement actions, and potentially substantial civil money penalties.

FDIC Conservatorship or Receivership. The bank regulatory agencies may appoint the FDIC as conservator or receiver for a bank (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the Bank becoming critically undercapitalized under prompt corrective action.

Effect of Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, and the imposition of, and changes in reserve requirements against member banks’ deposits and certain borrowings by banks and their affiliates and assets of foreign branches. These policies have a significant influence on the overall growth of bank loans, investments, and deposits, and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies or the effect of these policies on our operations and activities, financial condition, results of operations, growth plans, or prospects.

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

We have exposure to risks associated with commercial and residential real estate.

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including construction and residential and commercial mortgage loans. As of December 31, 2024, we had approximately $357.7 million of owner-occupied and $560.1 million of investment commercial real estate loans outstanding, which represented approximately 19.5% and 30.5%, respectively, of our loan portfolio as of December 31, 2024. As of that same date, we had approximately $393.4 million of construction real estate loans and $439.5 million of residential real estate loans, which represented 21.4% and 23.9% respectively.

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

A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2024, we had $232.6 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

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

Continuing deterioration in economic conditions, including inflation, a possible recession, higher interest rates, unresolved or new adverse effects of a pandemic, and unanticipated problem loans, may necessitate an increase in our allowance for credit losses. In addition, bank regulatory authorities may require an increase to the allowance for credit losses to cover future charge-offs, based on their judgments which may differ from ours.

We may be required to increase our provisions for credit losses and to charge off loans in the future, which increases in provision and charges could materially adversely affect us.

There is no precise method of predicting the timing of loan losses. We can give no assurance that our allowance for credit losses is or will be sufficient to absorb actual loan losses. We maintain an allowance for credit losses on loans, which is a reserve established through a provision for credit losses charged to expense, that represents management’s estimable and observable losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific individually evaluated loans, trends in historical loss experience, delinquency trends, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current and expected future credit risks and future trends, any or all of which may undergo subsequent material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for credit losses. Increases in nonperforming loans have a significant impact on our allowance for credit losses.

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

In an attempt to help the overall economy and in response to inflationary pressures, throughout 2022 and 2023 the Federal Reserve increased its targeted Fed Funds rate. More recently, the Federal Reserve began decreasing the federal funds rate. At this time there is considerable uncertainty regarding future interest rate levels.

Changes in monetary policy, including rapid changes in interest rates, not only could influence the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (1) our ability to originate loans and obtain deposits; (2) the fair value of our financial assets and liabilities, including our securities portfolio; and (3) the average duration of our interest-earning assets. Interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and interest rate relationships may change across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Higher interest payment obligations could also adversely affect certain borrowers, particularly our floating-rate borrowers. Substantial and prolonged increases in market interest rates could have a material adverse effect on our financial condition, results of operation, and liquidity.

We have implemented strategies to lessen the potential effects of interest rate changes on our financial condition and results of operations. However, such strategies may only mitigate these effects and not always be successful.

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

Operational Risks

New lines of business, products, product enhancements, or services may subject us to additional risks.

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

BAAS Software Solutions. Developing and deploying a software program has added, and may contain to add, additional risk, including financial, cybersecurity, compliance and reputational concerns.

In 2021, the Company began development of a proprietary BAAS solution, Avenu, to provide an embedded banking solution that connects our partners (fintech, application developers, money movers, and entrepreneurs) directly and seamlessly to our Software as a Service (SAAS). At the end of 2024, management reviewed the Avenu platform’s performance. Delays in bringing Avenu to market and subsequent changes in revenue generation potential necessitated a review for impairment and a resulting charge to earnings of the full value of its capitalized intangible software. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We face risks related to our operational, technological, and organizational infrastructure.

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

A failure or a breach of our operational systems or infrastructure, or those of third party service providers, could disrupt our business, result in the unauthorized disclosure of confidential or proprietary information, damage our reputation, and cause financial losses.

Operations Risk. Our business is dependent on our ability to process, store and transmit, on a daily basis, numerous transactions. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond the Company’s control, such as a spike in transaction volume, cyber-attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

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

Vendor Support Risk. As discussed below, we rely on external vendors to support our operations. We also rely on vendors to provide part of the services we deliver to customers. While we have a vendor management program policy in place and believe we have selected our vendors appropriately, we cannot directly control their employees or their operating environments. A breach or failure of a chosen vendor could have a material adverse impact on our operating environment and may expose the Company’s or our customers’ data which could result in operational, compliance and/or reputational risks. Replacing a chosen vendor could also result in a significant delay and expense.

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

We could be subject to losses, regulatory action, or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our employees, and vendors.

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

Prior to 2022, it had been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we originated and the yields on securities we purchased during that period have been at historically low levels. As discussed above, rates are fluctuating, and due to a number of factors including changes in monetary policies of the Federal Reserve, will likely continue to fluctuate.

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

Our stock price and our required liquidity may be negatively impacted by unrelated bank failures and negative customer confidence in financial institutions.

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

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of their deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to adequately manage our liquidity, we may experience an adverse effect on our financial condition and results of operations.

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

Compliance, Legislative, and Regulatory Risks

We operate in a highly regulated environment, and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Federal Reserve, our primary federal regulator, the Virginia Bureau of Financial Institutions, our chartering authority and the FDIC, as insurer of our deposits. Such regulation and supervision govern the activities in which we may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our capital stock. Various consumers and compliance laws also affect our operations.

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

We may be affected by possible regulatory reform and legislation.

Legislative and regulatory initiatives introduced in Congress and state legislatures, as well as by regulatory agencies, may include proposals to expand or contract the powers of financial institutions, or proposals to substantially change the overall financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease our cost of doing business, limit or expand permissible activities, or affect the balance among competing financial institutions. The Company cannot predict the effect that any such legislation and/or implementing regulations, if adopted, may have on the Company. A change in statutes, regulations and/or regulatory policies applicable to us, if material, could have an adverse effect on our business, financial condition, results of operations and prospects.

We may be adversely affected by changes in federal and state tax laws and regulations.

We are subject to federal and applicable state tax laws and regulations. Such tax requirements are often complex and require interpretation. Material changes in these laws and regulations could negatively impact our business, financial condition, results of operations and prospects. In the normal course of business, we are routinely subject to examinations and challenges from federal and applicable state tax authorities regarding our tax obligations. Federal and state taxation authorities may challenge tax positions of financial institutions, including us. These positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income taxation issues, including tax base, apportionment and available tax credits. The challenges made by tax authorities may adjust the timing or amount of taxable income or deductions or the allocation of income. Any such challenges not resolved in our favor could have a material adverse effect.

Our participation in the New Markets Tax Credit (“NMTC”) Program entails certain risks.

Our Bank is a participant as an investor and lender in the NMTC Program which provides a tax incentive for private investment into projects and businesses located in low-income communities. NMTCs are allocated by the Community Development Financial Institutions Fund to qualified community development interests. Refer to Note 3 for additional information regarding the current investments in the NMTC Program.

NMTCs are subject to recapture for seven years after an equity investment is made in a CDE if:

•	The CDE ceases to be certified; or

•	“Substantially all” of the equity investment proceeds are no longer used for qualified businesses; or

•	The CDE redeems the investment.

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

The Company’s Board of Directors has ultimate oversight of cybersecurity-related risks and it is assisted in this role by the Technology Committee and the Audit & Risk Committee. Processes for identifying, assessing, and managing cybersecurity-related risks are integrated into the Company’s overall enterprise risk management process, which is overseen by the Audit & Risk Committee. The Audit & Risk Committee is responsible for monitoring risks that are being taken by the Company, understanding the enterprise-wide effect of those risks and reporting such risks to the Board. In fulfilling this role, the Technology Committee has primary oversight responsibility over management’s efforts to manage and mitigate cybersecurity-related risk and reviews and approves the Company’s cybersecurity strategy for protecting the Company’s information assets and technology platforms. The Audit & Risk Committee oversees the Company’s outsourced Internal Audit Department, which conducts reviews and assessments related to information security. Management provides periodic reports to the Technology Committee and the Audit & Risk Committee, both of which provide reports of their meetings to the full Board. These reports to the Board and its Committees address the threat environment, vulnerability assessments, specific cyber incidents and management’s efforts to monitor, detect and prevent cyber threats.

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

Item 2. Properties

As of December 31, 2024, the net book value of our office properties was $11.0 million, and the net book value of our furniture, fixtures and equipment was $1.5 million. The following table sets forth information regarding our offices.

			Net Book Value
	Leased or	Year Acquired	of Real
Location	Owned	or Leased	Property
			(In thousands)
Headquarters:
10089 Fairfax Blvd.
Fairfax, VA 22030	Owned	2010	$7,063

Other Properties:
Herndon Branch
727 Elden Street	Leased	2004	—
Herndon, VA 20170

Operations Center
22980 Shaw Road	Leased	2021	—
Sterling, VA, 20166

Middleburg Office
10 N. Pendleton Street	Leased	2024	—
Building A, Suite 100
Middleburg, VA 20118

McLean Branch
1354 Old Chain Bridge Road	Owned	2014	1,271
McLean, VA 22101

Clarendon Branch
1000 N. Highland Street	Owned	2009	464
Arlington, VA 22201

Leesburg Branch
307 E. Market Street	Owned	2017	2,189
Leesburg, VA 20176

Washington D.C. Branch
1130 Connecticut Avenue, N.W.	Leased	2019	—
Washington , D.C. 20036

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion. See Note 7 of Notes to the December 31, 2024, Consolidated Financial Statements, for additional disclosures related to the Company’s properties.

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

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “MNSB.” At December 31, 2024, the Company had approximately 228 shareholders of record. This total does not reflect shares held in nominee or “street name” accounts through various firms.

Dividends

Holders of our common stock are only entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for dividends. As the Company is a financial holding company and does not engage directly in business activities of a material nature, its ability to pay dividends on its common stock will depend, in large part, upon the receipt of dividends from the Bank. Any future determination relating to our dividend policy will be made by the Board of Directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax and regulatory restrictions, and limitations on the payment of dividends by the Company to its shareholders or by the Bank, and such other factors as the Board of Directors may deem relevant. During the fiscal year ended December 31, 2024, the Company declared and paid four cash dividends.

Holders of the common stock are subject to priority dividend rights of any holders of preferred stock then outstanding. There were 28,750 shares of preferred stock outstanding at December 31, 2024.

A discussion of applicable regulatory restrictions on dividends by the Company and the Bank is provided in Item 1 (“Business”) under “Dividends, Capital Distributions, and Other Payments.”

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance under equity compensation plans, the weighted average price of such securities and the number of securities remaining available for future issuance, as of December 31, 2024.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining and available for future issuance (2)
Plans approved by shareholders	237,717	$—	570,462
Plans not approved by shareholders	—	—	—
Total	237,717	$—	570,462

(1)	Restricted stock shares were not included when calculating the weighted-average exercise price.
(2)	Remaining shares available for issuance include 570,462 shares under the 2019 Equity Incentive Plan (“2019 Plan”). Shares remaining to be issued subsequent to December 31, 2024 under the 2019 Plan can be issued either as a restricted stock grant or upon grant and exercise of stock options.

Unregistered Sales and Issuer Repurchases of Common Stock

Unregistered Sales of Common Stock

Set forth below is information concerning sales of common stock by the Company during the past 3 years that were not registered under the Securities Act.

In 2019, the Board of Directors of the Bank and the Bank’s shareholders approved the MainStreet Bank 2019 Equity Incentive Plan (the “2019 Plan”), to provide officers, other selected employees and directors with additional incentives to promote growth and performance. The terms and conditions of the 2019 Plan were subsequently converted into and deemed to be the terms and conditions of a substantially identical Company incentive compensation plan. To date, a total of 605,553 shares of restricted common stock have been awarded under the 2019 Plan and 26,015 shares have been forfeited, for a net of 579,538 shares of restricted common stock issued and outstanding under the 2019 Plan. As of December 31, 2023, a total of 485,872 shares of restricted common stock had been awarded under the 2019 Plan and 24,269 shares had been forfeited, for a net of 461,603 shares of restricted common stock issued and outstanding under the 2019 Plan. During 2024, (108,518) shares of restricted common stock vested from shares issued under both the 2019 Plan and the Bank's 2016 Equity Incentive Plan ("2016 Plan"). See Note 18 of Notes to Consolidated Financial Statements. In August 2019, the Company registered with the SEC, on Form S-8, the shares of common stock that would then be issuable under the 2019 Plan. As a result of the stockholders’ approval of the 2019 Plan, no additional awards were made under the 2016 Plan. All awards that were then outstanding under the 2016 Plan remained outstanding in accordance with their terms. At the Annual Meeting of shareholders held on May 15, 2024, the Company's common shareholders approved a proposal to increase the number of shares of authorized common stock from 650,000 to 1,150,000 shares.

Repurchases of Common Stock

On May 18, 2022, the Company announced that the Board of Directors had authorized a plan to repurchase up to $7.5 million of the Company’s outstanding common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The new stock repurchase program replaces the Company’s previous program. During the year ended December 31, 2024, the Company repurchased 166,000 shares under this plan.

The Company did not repurchase common stock during the fourth quarter of 2024.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	—	$—	—	$3,538
November 1, 2024 - November 30, 2024	—	$—	—	$3,538
December 1, 2024 - December 31, 2024	—	$—	—	$3,538
Total	—		—	$3,538

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the years ended December 31, 2024 and 2023. The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements.

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

•	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;

•	liquidity, interest rate and operational risks associated with our business;

•	a work stoppage, forced quarantine, or other interruption or the unavailability of key employees;

•	volatility in the financial institution industry, including failures and/or rumors of possible failures of other financial institutions and actions by regulatory authorities in response thereto;

•	litigation or governmental actions;

•	impairment of a material asset; and

•	other factors beyond our knowledge or control.

Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-K to reflect future events or developments. Additional information on risk factors that may affect forward-looking statements is included under “Risk Factors” in this Form 10-K.

Critical Accounting Policies

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

Allowance for Credit Losses: On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. See Note 1. Organization, Basis of Presentation, and Impact of Recently Issued Accounting Pronouncements for a more detailed description of methodology and impact of adoption.

Fair Value of Financial Instruments: A portion of the Company’s assets and liabilities are carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include investment securities available-for-sale and interest rate loan swaps on qualifying commercial loans. Periodically, the estimation of fair value also affects investment securities held-to-maturity when it is determined that the Company should record an allowance for credit losses on a security. Fair value determination is also relevant for certain other assets such as other real estate owned, which is recorded at the lower of the recorded balance or fair value, less estimated costs to sell. The determination of fair value also impacts certain other assets that are periodically evaluated for impairment using fair value estimates, including individually evaluated loans.

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

Derivative Financial Instruments: The Bank recognizes derivative financial instruments at fair value as either other assets or other liabilities in the consolidated statement of financial condition. The Bank’s derivative financial instruments include interest rate swaps with certain qualifying commercial loan customers and dealer counterparties. Because the interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported as non-interest income or non-interest expense, as applicable. The Bank’s interest rate swaps with loan customers and dealer counterparties are described more fully in Note 19 in the December 31, 2024, Consolidated Financial Statements.

Selected Financial Data

The following table sets forth summarized historical consolidated financial information for each of the periods indicated. This information should be read together with the accompanying consolidated financial statements included in this Form 10-K. The historical information indicated as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023, and 2022, has been derived from the Company's audited consolidated financial statements for the years ended December 31, 2024, 2023, and 2022. Historical results set forth below and elsewhere in this Form 10-K are not necessarily indicative of future performance.

	At December 31,
	2024	2023
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,228,098	$2,035,432
Total cash and cash equivalents	207,708	114,513
Total investment securities	71,825	77,203
Loans receivable, net	1,810,556	1,705,137
Bank-owned life insurance	39,507	38,318
Premises and equipment, net	13,287	13,944
Computer software, net of amortization	—	14,657
Total deposits	1,907,794	1,686,127
Federal funds purchased	—	15,000
Subordinated debt	73,039	72,642
Allowance for credit losses on off-balance sheet credit exposure	287	1,009
Total stockholders’ equity	207,991	221,517

	For the year ended December 31,
	2024	2023	2022
	(In thousands)
Selected Operating Data:
Interest income	$134,615	$124,421	$84,018
Interest expense	72,041	47,679	13,369

Net interest income	62,574	76,742	70,649
Provision for credit losses	6,763	1,642	2,398

Net interest income after provision for credit losses	55,811	75,100	68,251
Total non-interest income	3,252	3,340	4,661
Total non-interest expenses	72,967	45,616	39,524

Income (loss) before income taxes	(13,904)	32,824	33,388
Income tax expense (benefit)	(3,924)	6,239	6,714

Net income (loss)	(9,980)	26,585	26,674
Less: Preferred stock dividends	2,156	2,156	2,156
Net income (loss) available to common shareholders	$(12,136)	$24,429	$24,518

Basic and diluted earnings (loss) per common share	$(1.60)	$3.25	$3.26

	At or For the Years Ended December 31,
	2024	2023	2022
Performance Ratios:
Return on average assets	(0.47)%	1.38%	1.53%
Return on average equity	(4.44)%	12.66%	13.98%
Interest rate spread (1)	2.01%	3.05%	3.71%
Net interest margin (1)	3.13%	4.15%	4.23%
Efficiency ratio (2)	110.85%	56.69%	52.19%
Non-interest expense to average assets	3.42%	2.34%	2.24%
Average interest-earning assets to average interest-bearing liabilities	131.19%	143.43%	164.68%
Per share Data and Shares Outstanding:
Earnings (loss) per common share (basic and diluted)	$(1.60)	$3.25	$3.26
Book value per common share	$23.77	$25.81	$22.98
Dividends per common share	$0.40	$0.40	$0.25
Tangible book value per common share (1)	$23.77	$23.86	$21.75
Market value per common share	$18.10	$24.81	$27.49
Weighted average common shares (basic and diluted)	7,606,391	7,522,913	7,529,382
Common shares outstanding at end of period	7,603,765	7,527,415	7,442,743
Capital Ratios (Bank):
Common equity tier 1(CET1) capital to risk-weighted assets	14.64%	16.22%	15.47%
Total risk-based capital to risk-weighted assets	15.69%	17.18%	16.27%
Tier 1 capital to risk-weighted assets	14.64%	16.22%	15.47%
Tier 1 capital to average assets	12.08%	14.66%	15.05%
Asset Quality Ratios:
Allowance for credit losses on loans as a percentage of total loans	1.06%	0.96%	0.88%
Allowance for credit losses on loans as a percentage of non-performing loans	89.84%	16.44X	N/A
Net charge-offs to average outstanding loans during the period	0.25%	0.03%	0.00%
Non-performing loans as a percentage of total loans	1.18%	0.06%	0.00%
Non-performing assets as a percentage of total assets	0.97%	0.05%	0.00%
Other Data:
Common equity / total assets	8.11%	9.54%	8.88%
Tangible equity / tangible assets (1)	9.33%	10.24%	9.87%
Average tangible equity to average tangible assets	9.80%	10.31%	10.66%
Number of offices	6	6	6
Number of full-time equivalent employees	204	186	168

(1)	Non-GAAP; refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section “Non-GAAP Measures” of this Form 10-K.
(2)	Efficiency ratio is calculated as non-interest expense as a percentage of net interest income and non-interest income.

Analysis of Results of Operations for the Years Ended December 31, 2024, 2023, and 2022

Net Income

The following table sets forth the principal components of net income (loss) for the periods indicated.

	For the Year Ended December 31,
	2024	2023	% Change	2023	2022	% Change
	(In thousands)			(In thousands)
Interest income	$134,615	$124,421	8.19%	$124,421	$84,018	48.09%
Interest expense	72,041	47,679	51.10%	47,679	13,369	256.64%
Net interest income	62,574	76,742	(18.46)%	76,742	70,649	8.62%
Provision for credit losses	6,763	1,642	311.88%	1,642	2,398	(31.53)%
Net interest income after provision	55,811	75,100	(25.68)%	75,100	68,251	10.04%
Non-interest income	3,252	3,340	(2.63)%	3,340	4,661	(28.34)%
Non-interest expense	72,967	45,616	59.96%	45,616	39,524	15.41%
Net income (loss) before income taxes	(13,904)	32,824	(142.36)%	32,824	33,388	(1.69)%
Income tax expense (benefit)	(3,924)	6,239	(162.89)%	6,239	6,714	(7.07)%
Net income (loss)	(9,980)	26,585	(137.54)%	26,585	26,674	(0.33)%
Less: Preferred stock dividends	2,156	2,156	0.00%	2,156	2,156	0.00%
Net income (loss) available to common shareholders	$(12,136)	$24,429	(149.68)%	$24,429	$24,518	(0.36)%

Net loss for the year ended December 31, 2024, was $10.0 million, a decrease of $36.6 million, or 137.5% compared to net income of $26.6 million earned during the year ended December 31, 2023. The decrease in net income was due to increases in interest expense of $24.4 million and an increase of non-interest expenses of $27.4 million compared to the same period in the prior year.

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

Net interest income before provision for credit losses totaled $62.6 million for the year ended December 31, 2024, compared to $76.7 million for the year ended December 31, 2023. The decrease in net interest income was driven by an increase in deposit interest expense discussed below, for the year ended December 31, 2024.

The net interest margin was 3.13% for the year ended December 31, 2024, compared to 4.15% for the year ended December 31, 2023, on a fully tax equivalent basis. The decrease in net interest margin primarily resulted from an increase of interest expense on our interest bearing liabilities that outpaced the increase in interest income. The primary drivers of increased interest expense came from demand, money market, and time deposits. The federal funds target rate remaining high in 2024 impacted our maturing wholesale deposits that had to reprice in a higher interest rate environment, which increased margin pressure on our loan portfolio and other interest earning assets. Management made efforts to replace these deposits with callable wholesale deposits, allowing more optionality for future rate movements.

The yield for the year ended December 31, 2024 for the loan portfolio was 7.02% compared to 7.02% for the year ended December 31, 2023. The unchanging yield primarily reflects the maturity of lower yielding loans and higher yields on new and variable rate loans based on higher interest rates during the year. The Federal Reserve maintained its targeted benchmark interest rate at the range of 525 - 550 basis points through September 2024. The ranged was lowered to 425 - 450 by December 2024. Maintaining higher rates in 2024 with a slight rate decrease in the last quarter of 2024 impacted yields obtained on new loans throughout the year.

For the year ended December 31, 2024, the yield on the taxable investment securities portfolio was 3.08% compared to 3.20% for the year ended December 31, 2023. For the year ended December 31, 2024, the yield on the tax-exempt investment securities portfolio was 3.80% compared to 3.57% for the year ended December 31, 2023. The increase in yield on the tax-exempt investment securities was primarily due to rates on variable securities remaining high with the current rate environment and lower yields on investment securities maturing during the period.

The rate paid on interest bearing deposits increased to 4.70% during the year ended December 31, 2024, from 3.57% during the year ended December 31, 2023. This increase was a result of higher rates paid on all outstanding deposits in conjunction with the higher rate environment throughout the year.

The rate paid on FHLB borrowings and federal funds purchased for the year ended December 31, 2024 was 5.61% and 5.78%, respectively, compared to the prior year of 4.90% for FHLB borrowings and 5.36% for federal funds purchased. This increase was a result of higher rates paid on all outstanding borrowings in conjunction with the higher rate environment throughout the year.

Discussion of net interest income and net interest margin for the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Net Interest Income and Net Interest Margin” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 23, 2023, and is incorporated herein by reference.

The following table sets forth the major components of net interest income and the related yields and rates for the year ended December 31, 2024, compared to the years ended December 31, 2023 and December 31, 2022.

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

	For the Year Ended December 31,
	2024			2023			2022
	Average Balance	Interest Income/ Expense (5)	Yield/ Cost (5)	Average Balance	Interest Income/ Expense (5)	Yield/ Cost (5)	Average Balance	Interest Income/ Expense (5)	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,782,061	$125,177	7.02%	$1,659,179	$116,482	7.02%	$1,442,716	$79,045	5.48%
Investment securities
Taxable	54,935	1,693	3.08%	57,386	1,836	3.20%	72,809	1,603	2.20%
Tax-exempt	36,379	1,384	3.80%	37,810	1,348	3.57%	38,528	1,339	3.48%
Federal funds and interest-bearing deposits	137,073	6,652	4.85%	103,840	5,038	4.85%	122,596	2,312	1.89%
Total interest-earning assets	$2,010,448	$134,906	6.71%	$1,858,215	$124,704	6.71%	$1,676,649	$84,299	5.03%
Non-interest-earning assets	126,138			96,972			82,213
Total assets	$2,136,586			$1,955,187			$1,758,862
Interest-bearing liabilities:
Interest-bearing demand deposits	$181,109	$8,661	4.78%	$83,087	$1,786	2.15%	$85,566	$494	0.58%
Money market deposits	464,400	21,386	4.61%	365,815	13,631	3.73%	137,066	1,380	1.01%
Savings and NOW deposits	54,385	754	1.39%	49,565	546	1.10%	63,401	203	0.32%
Time deposits	748,938	37,364	4.99%	702,034	26,905	3.83%	642,918	8,009	1.25%
Total interest-bearing deposits	$1,448,832	$68,165	4.70%	$1,200,501	$42,868	3.57%	$928,951	$10,086	1.09%
Federal funds purchased	9,941	575	5.78%	5,583	299	5.36%	2	—	1.59%
Federal Home Loan Bank advances	820	46	5.61%	24,959	1,224	4.90%	23,986	347	1.45%
Subordinated debt	72,852	3,255	4.47%	72,455	3,288	4.54%	65,176	2,936	4.50%
Total interest-bearing liabilities	$1,532,445	$72,041	4.70%	$1,303,498	$47,679	3.66%	$1,018,115	$13,369	1.31%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	379,510			441,768			549,908
Total liabilities	$1,911,955			$1,745,266			$1,568,023
Stockholders’ Equity	224,631			209,921			190,839
Total liabilities and Stockholders’ equity	$2,136,586			$1,955,187			$1,758,862
Net interest income		$62,865			$77,025			$70,930
Interest rate spread (2)			2.01%			3.05%			3.71%
Net interest-earning assets (3)	$478,003			$566,146			$658,534
Net interest margin (4)			3.13%			4.15%			4.23%
Average interest-earning assets to average interest-bearing liabilities	131.19%			143.43%			164.68%

(1)	Includes loans classified as non-accrual.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
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

	For the Twelve Months Ended			For the Twelve Months Ended
	December 31, 2024 and 2023			December 31, 2023 and 2022
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$8,695	$—	$8,695	$13,071	$24,366	$37,437
Investment securities	(98)	(9)	(107)	(129)	371	242
Federal funds and interest-bearing deposits	1,614	—	1,614	(402)	3,128	2,726
Total interest-bearing assets	$10,211	$(9)	$10,202	$12,540	$27,865	$40,405
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,375	$3,500	$6,875	$(18)	$1,310	$1,292
Money market deposit accounts	4,135	3,620	7,755	5,061	7,190	12,251
Savings and NOW deposits	56	152	208	(53)	396	343
Time deposits	1,873	8,586	10,459	828	18,068	18,896
Total deposits	$9,439	$15,858	$25,297	$5,818	$26,964	$32,782
Federal funds purchased	251	25	276	299	—	299
Federal Home Loan Bank advances	(1,333)	155	(1,178)	15	862	877
Subordinated debt	18	(51)	(33)	326	26	352
Total interest-bearing liabilities	8,375	15,987	24,362	6,458	27,852	34,310
Change in net interest income	$1,836	$(15,996)	$(14,160)	$6,082	$13	$6,095

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

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for credit losses on loans is assessed on a monthly basis and provisions are made for credit losses on loans as required in order to maintain the allowance at the required level determined by our analysis. The allowance for off-balance sheet credit is assessed quarterly and provisions are made to maintain the allowance at the required level determined by our analysis.

The provision for credit losses on loans increased to a credit loss provision of $7.5 million for the year ended December 31, 2024, compared to the prior year which ended at credit loss provision of $1.9 million. The provision for credit losses on off-balance sheet exposure was a net recovery of $722,000 compared to the prior year which ended with a net recovery of $301,000. The increase in provision for credit losses on loans was primarily driven by loan growth and charge offs taken in 2024 as well as increasing qualitative factors within our model assumptions for increased levels of past dues, higher levels of nonperforming loans as of December 31, 2024 compared to December 31, 2023, and potential weaknesses in underlying collateral for certain asset classes. The recovery of credit losses for off-balance sheet exposure was driven by fluctuations in our revolving credit line utilization rates as of December 31, 2024. Loan originations decreased $73.6 million, which totaled $447.6 million for the year ended December 31, 2023 compared to loan originations of $374.0 million for the year ended December 31, 2024. Non-performing loans were $1.0 million at December 31, 2023 and $21.7 million at December 31, 2024.

During the year ended December 31, 2024, classified loans increased $36.2 million for a balance of $57.4 million. During the year ended December 31, 2024, criticized loans increased $66.3 million to $85.3 million. During the year ended December 31, 2024, watch list loans increased $63.9 million to $122.6 million. Management does not believe any significant loss exposure currently exists in these loans. During the year ended December 31, 2024, there was $4.6 million in charge-offs recorded and recoveries of $28,000 were received. During the year ended December 31, 2023, there was $468,000 in charge-offs recorded and recoveries received of $22,000.

Discussion of provision for loan losses for the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Provision for Loan Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 23, 2023, and is incorporated herein by reference.

Non-Interest Income

Our primary sources of non-interest income are service charges on deposit accounts, such as interchange fees and statement fees, income earned on bank owned life insurance, fees earned from executing interest rate swaps on commercial loans, and gains realized on the sale of the guaranteed portion of Small Business Administration (“SBA”) loans.

The following table presents, for the periods indicated, the major categories of non-interest income:

	For the Year Ended December 31,
	2024	2023	% Change
	(In thousands)
Non-interest income
Deposit account service charges	$1,996	$2,149	(7.12)%
Bank owned life insurance income	1,189	1,069	11.23%
Net loss on securities called or matured	(48)	—	(100.00)%
Other fee income	115	122	(5.74)%
Total non-interest income	$3,252	$3,340	(2.63)%

Non-interest income decreased $0.1 million, or 2.6%, to $3.3 million for the year ended December 31, 2024 from $3.3 million for the year ended December 31, 2023. The decrease in non-interest income was primarily due to a decrease in deposit account service charges and other fee income for the year ended December 31, 2024. The Company did not recognize any fees on interest rate swaps for commercial loans for the year ended December 31, 2024 or December 31, 2023. The Company also recognized $251,000 in planned operating losses in other fee income related to two New Market Tax Credit investments during the year ended December 31, 2023. Bank owned life insurance income increased $120,000 for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to the high rate environment throughout 2024. The deposit service fees decreased $153,000 for the year ended December 31, 2024, as compared to the same period in 2023, due to a decrease in customer activity.

Discussion of non-interest income for the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Non-Interest Income” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 23, 2023, and is incorporated herein by reference.

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

	For the Year Ended December 31,
	2024	2023	% Change
	(In thousands)
Non-interest expense
Salaries and employee benefits	$30,475	$28,267	7.81%
Furniture and equipment expenses	3,636	2,787	30.46%
Advertising and marketing	2,199	2,343	(6.15)%
Occupancy expenses	1,614	1,684	(4.16)%
Outside services	3,627	2,044	77.45%
Franchise tax	2,226	1,835	21.31%
FDIC insurance	1,342	1,131	18.66%
Data processing	1,354	1,328	1.96%
Administrative expenses	929	922	0.76%
Computer software intangible impairment	19,721	—	100.00%
Other operating expenses	5,844	3,275	78.44%
Total non-interest expense	$72,967	$45,616	59.96%

Non-interest expense increased $27.4 million or 60.0% to $73.0 million for the year ended December 31, 2024 from $45.6 million for the year ended December 31, 2023 primarily as a result of the impairment of the computer software intangible of $19.7 million, increases in salary and employee benefits of $2.2 million, outside services of $1.6 million, and furniture and equipment expenses of $849,000. Management performed an impairment analysis on the computer software intangible asset during the three months ended December 31, 2024 and determined that the intangible had become fully impaired, which led to a charge of $19.7 million to the income statement. Salaries and employee benefits expense increased by $2.2 million to $30.5 million for the year ended December 31, 2024 from $28.3 million for the year ended December 31, 2023 primarily as a result of increasing our personnel team members by 18 employees. Outside services increased $1.6 million, or 77.4%, to $3.6 million for the year ended December 31, 2024 from $2.0 million for the year ended December 31, 2023. Furniture and equipment expenses increased $849,000, or 30%, to $3.6 million for the year ended December 31, 2024 from $2.8 million for the year ended December 31, 2023.  Many of the non-interest expense categories remain consistent for the year ended December 31, 2024 compared to the year ended December 31, 2023 as management continues to exercise judicious expense controls.

Discussion of non-interest expense for the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Non-Interest Expense” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 23, 2023, and is incorporated herein by reference.

Income Tax Expense

Income tax expense decreased $10.2 million or 162.9%, to a tax benefit of $3.9 million for the year ended December 31, 2024 from a tax expense of $6.2 million for the year ended December 31, 2023. The decrease in federal income tax expense for the year ended December 31, 2024 compared to the same period a year earlier was driven by a net loss recorded for the year ended December 31, 2024 due to the decline in net interest income given the impact of the highly competitive deposit interest rate environment and the impairment of the computer software intangible asset.  For the year ended December 31, 2024, the Bank had an effective tax benefit rate of 28.2%, compared to effective federal tax rate of 19.0% for the year ended December 31, 2023.

Discussion of income tax expense for the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Income Tax Expense” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 23, 2023, and is incorporated herein by reference.

Avenu, a division of MainStreet Bank

Analysis of Results of Operations for the Year Ended December 31, 2024

Net Income

Refer to Note 26 for detailed segment reporting tables for the Financial Technology division of MainStreet Bank for the periods indicated. All amounts set forth are included in the Results of Operations for the Year Ended December 31, 2024 and 2023 for MainStreet Bancshares, Inc. unless indicated otherwise.

Comparison of Statements of Financial Condition at December 31, 2024 and at December 31, 2023

Total Assets

Total assets increased $192.7 million, or 9.5%, to $2.2 billion at December 31, 2024 from $2.0 billion at December 31, 2023. The increase was primarily the result of increases of $107.9 million in gross loans receivable, $93.2 million in cash and cash equivalents, $8.4 million in other assets, and $6.3 million in restricted securities. These increases were offset by a decrease in available-for-sale and held-to-maturity securities of $5.4 million and a decrease of $19.7 million in computer software, due to the impairment charges taken on the computer software intangible asset.

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

Generally accepted accounting principles require that, at the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent to hold such security. Debt securities available-for-sale are reported at fair value, while debt securities held-to-maturity are reported at amortized cost. We do not maintain a trading portfolio. Establishing a trading portfolio would require specific authorization by the Board of Directors.

The total investment securities portfolio, including both investment securities available-for-sale and investment securities held-to-maturity, was $71.8 million at December 31, 2024, a decrease of $5.4 million compared with December 31, 2023. At December 31, 2024, the investment securities portfolio includes $55.7 million of investment securities available-for-sale and $16.1 million of investment securities held-to-maturity compared to $59.9 million of investment securities available-for-sale and $17.3 million of investment securities held-to-maturity at December 31, 2023.

The Company did not sell any securities within the investment portfolio during the year ended December 31, 2024 or 2023.

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2024, are summarized in the following table. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust. The Company does invest in both taxable and non-taxable municipal securities. No material changes occurred in the non-taxable security portfolio for the year ended December 31, 2024.

			More than One Year		More than Five Years		More than
	One Year or Less		through Five Years		through Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Value	Yield (1)
	(Dollars in thousands)
Securities available-for-sale:
Collateralized Mortgage Securities	$—	—	$—	—	$630	2.70%	$20,668	1.75%	$21,298	$17,193	1.78%
Subordinated Debt	—	—	—	—	8,971	3.74%	—	—	8,971	7,907	3.74%
Preferred Stock	—	—	—	—	—	—	453	8.25%	453	453	8.25%
Municipal Securities
Taxable	1,000	3.42%	—	—	1,425	1.55%	8,198	2.45%	10,623	8,201	2.42%
Tax-exempt	—	—	—	—	3,404	4.52%	18,620	3.39%	22,024	19,621	3.57%
U.S. Government Agencies	—	—	—	—	—	—	2,392	6.81%	2,392	2,372	6.81%

Total	$1,000	3.42%	$—	—	$14,430	3.66%	$50,331	2.77%	$65,761	$55,747	2.98%

Securities held-to-maturity:
Municipal Securities
Tax-exempt	$370	3.16%	$3,517	4.12%	$3,945	4.22%	$5,746	4.15%	$13,578	$13,379	4.14%
Subordinated Debt	—	—	500	9.10%	2,000	5.38%	—	—	2,500	2,486	6.12%

Total	$370	3.16%	$4,017	4.74%	$5,945	4.61%	$5,746	4.15%	$16,078	$15,865	4.44%

(1)

Weighted average yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%. Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

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

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2024. Demand loans, having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	As of December 31, 2024
	Single-Family	Multi-Family	Farmland	Owner Occupied	Non-owner Occupied
	(In thousands)
Amounts due in:
One year or less	$23,947	$57,804	$—	$1,836	$113,413
After one year through two years	16,175	466	—	30,179	49,342
After two years through three years	12,853	36,397	—	16,123	64,707
After three years through five years	40,634	77,686	—	87,978	119,955
After five years through ten years	98,987	61,254	71	213,346	193,094
After ten years through fifteen years	887	1,277	169	7,118	19,545
After fifteen years	10,874	—	—	1,144	—
Total	$204,357	$234,884	$240	$357,724	$560,056

	Construction and Land Development	Commercial and Industrial	Consumer	Total Loan Portfolio Maturities
Amounts due in:	(In thousands)
One year or less	$153,695	$27,918	$667	$379,280
After one year through two years	37,603	5,924	483	140,172
After two years through three years	17,641	5,092	134	152,947
After three years through five years	100,708	12,977	184	440,122
After five years through ten years	43,835	16,947	106	627,640
After ten years through fifteen years	39,903	8,081	—	76,980
After fifteen years	—	5,839	—	17,857
Total	$393,385	$82,778	$1,574	$1,834,998

The following table sets forth our fixed and adjustable-rate loans at December 31, 2024, that are contractually due after December 31, 2024.

	Due After December 31, 2024
	Fixed	Adjustable
	Rates	Rates	Total
	(In thousands)
Residential real estate:
Single family	$103,983	$100,374	$204,357
Multifamily	134,676	100,208	234,884
Farmland	240	—	240
Commercial real estate:
Owner occupied	161,055	196,669	357,724
Non-owner occupied	217,037	343,019	560,056
Construction and land development	94,806	298,579	393,385
Commercial – non-real estate:
Commercial and industrial	47,476	35,302	82,778
Consumer – non-real estate:
Unsecured	343	—	343
Secured	1,151	80	1,231
Totals	$760,767	$1,074,231	$1,834,998

The following table shows our loan originations, participations, purchases, sales and repayment activities for the periods indicated.

	Years Ended December 31,
	2024	2023
	(In thousands)
Total loans at beginning of year:	$1,727,091	$1,599,592
Loans originated:
Real estate loans:
Residential real estate:
Single family	28,067	63,096
Multifamily	15,032	43,884
Farmland	106	—
Commercial real estate:
Owner occupied	39,131	70,900
Non-owner occupied	104,372	56,385
Construction and land development	158,831	189,132
Commercial – non-real estate:
Commercial and industrial	27,957	23,879
Consumer – non-real estate:
Unsecured	343	271
Secured	209	81
Total loans originated:	374,048	447,628

Loan principal repayments:
Principal repayments	266,141	320,129

Net loan activity	107,907	127,499

Total loans at the end of year	$1,834,998	$1,727,091

Loans, net of unearned income, totaled $1.8 billion at December 31, 2024, an increase of $107.9 million from December 31, 2023. The increase in total loans was primarily driven by growth in the overall loan portfolio, with increases in commercial real estate for owner occupied and non-owner occupied segments as well as in commercial and industrial credits. Owner occupied loans had a balance of $357.7 million at December 31, 2024 compared to $282.1 million at December 31, 2023, for a net increase of $75.7 million. Non-owner occupied loans had a balance of $560.1 million at December 31, 2024 compared to $461.8 million at December 31, 2023, for a net increase of $98.3 million. Commercial and industrial loans had a balance of $82.8 million at December 31, 2024 compared to $75.4 million at December 31, 2023, for a net increase of $7.4 million.

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

The Company has a limited amount of credit exposure to government contractors in the Washington, D.C. metropolitan area. Below is a schedule that outlines the credit exposure to businesses with government contracts by structure type as of December 31, 2024. The line of credit balances consist of asset based lines of credits on billed receivables, which are receivables for work that has been completed and invoiced to the government or the prime contractor. Ongoing monitoring of the lines of credit include receiving borrowing base certificates monthly on the billed receivables amount. Since December 31, 2024, we have strengthened the monitoring of these lines of credit to fully verify the billed receivables amount each time funds are advanced. Term debt is secured by a combination of business assets and additional real estate collateral.

Government Contracting Credit Exposures as of December 31, 2024
(Dollars in thousands)
	Principal Balance	Line/Term Commitment	Availability	Number of Relationships	Number of Relationships with Balances
Line of Credit	$16,733	$76,038	$59,305	30	13
Term Debt Exposure	1,445	1,445	—	2	2
Total Exposure	$18,178	$77,483	$59,305	32	15

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

The Company holds a concentration in commercial real estate loans. The Board has set a risk tolerance level of 150% and 375% of consolidated risk-based capital for construction, land development and other land loans and commercial real estate loans. As of December 31, 2024, construction, land development and other land loans represented 131.9% of consolidated risk-based capital. Total commercial real estate loans as defined by the Agency guidance represented 393.8% of consolidated risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio by 72%. The Company has temporarily exceeded the target level for the commercial real estate segment and is working quickly to bring this segment back within the Board tolerance level.

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

	December 31, 2024
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction	$393,385	$(5,625)	(1.43)%
Non-Owner Occupied CRE	794,940	(10,793)	(1.36)%
All Other Loans	646,673	(20,766)	(3.21)%
HTM Securities	$16,078	(169)	(1.05)%
AFS Securities	65,761	(7,711)	(11.73)%
Swap Portfolio	—	—	—
Bank Owned Life Insurance	39,507	(39)	(0.10)%
Total	$1,956,344	$(45,103)	(2.31)%

(1) Net tax effective loss at the statutory rate of 21%

	December 31, 2023
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction	$429,637	$(4,606)	(1.07)%
Non-Owner Occupied CRE	732,815	(7,635)	(1.04)%
All Other Loans	564,639	(11,994)	(2.12)%
HTM Securities	$17,275	(88)	(0.51)%
AFS Securities	69,665	(7,478)	(10.73)%
Swap Portfolio	—	—	—
Bank Owned Life Insurance	38,318	(39)	(0.10)%
Total	$1,852,349	$(31,840)	(1.72)%

(1) Net tax effective loss at the statutory rate of 21%

The total estimated stress test loss is deducted from capital and we recalculate the capital ratios. As shown in the tables below, as of December 31, 2024, and  2023 the post-stress capital ratios well exceed our Board target ratios as well as Agency minimums (with buffer).

December 31, 2024 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	As of December 31, 2024	Post Stress, Low Estimate	Post Stress, High Estimate
Leverage Ratio	5.00%	7.50%	12.08%	10.62%	10.44%
Total Risk-Based Capital	10.00%	11.50%	15.69%	13.92%	13.71%
Tier 1 Risk-Based Capital	8.00%	9.50%	14.64%	12.87%	12.66%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	14.64%	12.47%	12.26%

December 31, 2023 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	As of December 31, 2023	Post Stress, Low Estimate	Post Stress, High Estimate
Leverage Ratio	5.00%	7.50%	14.66%	13.74%	13.59%
Total Risk-Based Capital	10.00%	11.50%	17.18%	16.17%	16.00%
Tier 1 Risk-Based Capital	8.00%	9.50%	16.22%	15.20%	15.04%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	16.22%	14.79%	14.62%

The Company employs an external loan review firm to conduct ongoing reviews of the loan portfolio. During the year ended December 31, 2024, the independent external loan review firm reviewed approximately 70% of the entire portfolio by outstanding dollar balance. The external review did not identify any material underwriting or ongoing portfolio management concerns.

The following two tables break down the December 31, 2024 and December 31, 2023 non-owner occupied CRE portfolio balances by showing the current balance in each sub-category and location. The tables also display very favorable weighted average interest rates and weighted average loan-to-values for both periods. The weighted average occupancy percentages are also broadly favorable for both periods.

December 31, 2024
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$224,848	$3,025	$7,011	$—	$234,884	6.06%	66%	73%
Office:
Mixed use	11,766	2,676	3,581	—	18,023	9.97%	68%	35%
Medical	—	22,169	15,395	431	37,995	5.61%	63%	69%
Office	—	1,892	2,778	—	4,670	5.57%	59%	94%
Office to Residential Conversion	—	—	32,136	—	32,136	9.50%	52%	85%
Hospitality	28,797	75,504	98,352	—	202,653	5.93%	64%	-- (3)
Retail/Commercial	79,770	41,892	107,605	9,156	238,423	6.13%	60%	75%
Industrial	—	14,801	5,521	5,834	26,156	6.29%	59%	87%
Total Non-Owner Occupied CRE	$345,181	$161,959	$272,379	$15,421	$794,940	6.19%	62%	67%
Construction and Land Development
Multifamily	$91,424	$—	$13,386	$15,000	$119,810	7.32%	64%	N/A
1-4 family	71,234	—	63,430	—	134,664	8.32%	57%	N/A
Retail/Commercial	19,534	—	—	—	19,534	7.15%	63%	N/A
Industrial	37,467	—	980	—	38,447	5.85%	57%	N/A
Mixed use	12,705	—	—	—	12,705	7.95%	58%	N/A
Other	247	21,135	23,815	23,028	68,225	7.90%	37%	N/A
Total Construction and Land Development	232,611	21,135	101,611	38,028	393,385	7.73%	56%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$577,792	$183,094	$373,990	$53,449	$1,188,325	6.73%	60%	N/A

(1)	Loan-to-value is based on maximum potential outstanding at time of origination
(2)	Non-owner occupied includes multifamily call code 1D
(3)	Hospitality occupancy rates rely on individual STR data

December 31, 2023
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$246,153	$7,357	$17,530	$—	$271,040	6.27%	64%	81%
Office:
Mixed use	9,445	2,729	4,395	—	16,569	6.65%	36%	87%
Medical	—	22,428	15,297	499	38,224	5.61%	43%	69%
Office	—	1,892	6,386	—	8,278	6.64%	43%	87%
Office to Residential Conversion	—	—	21,550	—	21,550	9.50%	48%	85%
Hospitality	—	60,530	73,677	—	134,207	6.77%	60%	-- (3)
Retail/Commercial	60,133	42,084	94,400	11,977	208,594	6.06%	44%	80%
Industrial	753	14,007	7,809	6,015	28,584	7.29%	63%	96%
Other	—	—	—	5,769	5,769	6.00%	60%	0%
Total Non-Owner Occupied CRE	$316,484	$151,027	$241,044	$24,260	$732,815	6.46%	57%	71%
Construction and Land Development
Multifamily	$103,608	$—	$11,060	$14,563	$129,231	8.44%	62%	N/A
1-4 family	95,764	—	54,947	—	150,711	8.99%	63%	N/A
Office	1,328	—	—	—	1,328	5%	79%	N/A
Retail/Commercial	17,798	—	—	—	17,798	9.13%	72%	N/A
Raw land	—	3,690	15,457	8,000	27,147	8.00%	36%	N/A
Hospitality	—	7,070	—	—	7,070	9.50%	63%	N/A
Industrial	25,110	—	1,477	7,458	34,045	7.27%	51%	N/A
Mixed use	9,511	—	15,730	—	25,241	9.17%	68%	N/A
Other	1,757	23,081	12,228	—	37,066	9.00%	54%	N/A
Total Construction and Land Development	254,876	33,841	110,899	30,021	429,637	8.66%	60%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$571,360	$184,868	$351,943	$54,281	$1,162,452	7.39%	60%	N/A

(1)	Loan-to-value is based on maximum potential outstanding at time of origination
(2)	Non-owner occupied includes multifamily call code 1D
(3)	Hospitality occupancy rates rely on individual STR data

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

The following two tables depict a well-diversified portfolio of owner-occupied commercial real estate as of December 31, 2024 and December 31, 2023.  The properties are distributed nicely among the Company's footprint. This loan segment continues to perform very well and is supported by strong loan-to-values (LTVs). The following table sets forth our owner-occupied CRE portfolio by the business industry groups that occupy the properties for the periods indicated.

December 31, 2024
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$18,669	$2,921	$10,775	$10,853	$43,218	5.89%	72%
Administrative and support	—	4,500	4,716	—	9,216	5.53%	56%
Arts and recreation	—	—	36,517	—	36,517	5.73%	62%
Construction services	14,947	4,003	15,688	37	34,675	5.39%	76%
Education services	27,856	—	5,660	—	33,516	5.98%	59%
Health care	4,697	17,488	15,275	135	37,595	6.92%	65%
Information	—	—	4,365	—	4,365	4.36%	50%
Manufacturing	—	—	4,701	—	4,701	4.02%	53%
Religious and other	6,027	16,646	66,173	931	89,777	6.18%	69%
Professional, scientific, tech services	2,845	—	5,577	—	8,422	6.31%	73%
Real estate and rental leasing	738	3,701	3,705	—	8,144	6.27%	70%
Retail trade	866	10,564	25,439	2,604	39,473	5.85%	69%
Wholesale trade	—	165	915	7,025	8,105	5.94%	73%
Total Owner Occupied CRE	$76,645	$59,988	$199,506	$21,585	$357,724	5.95%	68%

(1)	Loan-to-value is based on maximum potential outstanding at time of origination

December 31, 2023
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$17,925	$2,995	$12,186	$5,605	$38,711	5.68%	69%
Administrative and support	—	4,500	4,557	—	9,057	5.49%	56%
Arts and recreation	—	—	37,127	—	37,127	6.14%	62%
Construction services	5,173	4,035	16,278	—	25,486	5.23%	73%
Education services	29,169	—	5,581	—	34,750	5.86%	61%
Health care	4,810	993	16,836	139	22,778	5.43%	76%
Manufacturing	—	—	6,218	—	6,218	5.33%	91%
Religious and other	6,141	8,047	32,305	946	47,439	5.78%	66%
Professional, scientific, tech services	2,908	—	10,474	—	13,382	5.06%	75%
Real estate and rental leasing	—	2,281	1,168	—	3,449	6.55%	62%
Retail trade	894	6,692	25,249	2,670	35,505	5.83%	69%
Wholesale trade	—	184	837	7,129	8,150	5.98%	73%
Total Owner Occupied CRE	$67,020	$29,727	$168,816	$16,489	$282,052	5.73%	68%

(1)	Loan-to-value is based on maximum potential outstanding at time of origination

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

Asset Quality

The Company’s asset quality remained strong during the year ended December 31, 2024. Nonperforming assets, which includes nonaccrual loans, accruing loans 90 days past due, and other real estate owned totaled $21.7 million at December 31, 2024, and $1.0 million at December 31, 2023.

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

As a percentage of total assets, nonperforming assets were 0.97% at December 31, 2024, compared with 0.05% at December 31, 2023. As of December 31, 2024, the Company had $21.7 million in loans on nonaccrual status. During the last quarter of the year ended December 31, 2024, nonperforming assets trended positively with loans on nonaccrual status decreasing by $6.7 million or 23.5%.

See Note 1, Organization, Basis of Presentation, and Impact of Recently Issued Accounting Pronouncements and Note 5, Allowance for Credit Losses, in Notes to Consolidated Financial Statements for further information on the Company’s credit grade categories, which are derived from standard regulatory rating definitions.

The following table summarizes asset quality information at December 31, 2024, and December 31, 2023.

	December 31,	December 31,
	2024	2023
	(Dollars in thousands)
Non-accrual loans:
Residential real estate
Single family	$1,162	$851
Commercial real estate
Non-owner occupied	11,160	—
Construction & Land Development	4,235	—
Commercial non-real estate
Commercial and industrial	5,093	149
Total non-accrual loans	21,650	1,000
Loans greater than 90 days past due and still accruing:
Consumer non real estate - secured	—	4
Total non-performing loans	21,650	1,004
Total non-performing assets	$21,650	$1,004
Ratios:
Total non-performing loans to gross loans receivable	1.18%	0.06%
Total non-performing loans to total assets	0.97%	0.05%
Total non-accrual loans to gross loans receivable	1.18%	0.05%

Interest income that would have been recorded for the years ended December 31, 2024 and 2023 had non-accruing loans been current according to their original terms was $1.9 million and $133,092, respectively.

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

The Company further describes loans that were modified during the year ended December 31, 2024 in Note 5 of Notes to Consolidated Financial Statements.

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of year	$16,506	$14,114
Current expected credit losses, nonrecurring adoption	—	895
Charge-offs:
Residential real estate	(132)	—
Commercial real estate	(740)	—
Construction	(3,684)	—
Commercial and industrial	(4)	(462)
Consumer	(9)	(6)
Total charge-offs	(4,569)	(468)
Recoveries:
Residential real estate	—	7
Commercial and industrial	19	—
Consumer	9	15
Total recoveries	28	22
Net charge-offs	(4,541)	(446)
Provision for credit losses - loans	7,485	1,943
Balance at end of period	$19,450	$16,506
Ratios:
Net charge offs to average loans outstanding	0.25%	0.03%
Allowance for credit losses on loans to non-performing loans at end of period	89.84%	16.44X
Allowance for credit losses on loans to gross loans at end of period	1.06%	0.96%

The following table summarizes our net charge-off activity by loan segment for the periods indicated.

	At December 31,
	2024				2023				2022
(Dollars in thousands)	Charge-offs	Recoveries	Net charge-offs	Net charge-offs to average loans	Charge-offs	Recoveries	Net charge-offs	Net charge-offs to average loans	Charge-offs	Recoveries	Net charge-offs	Net charge-offs to average loans
Real Estate:
Residential	$(132)	$—	$(132)	0.0%	$—	$7	$7	0.0%	$—	$—	$—	0.0%
Commercial	(740)	—	(740)	(0.1)%	—	—	—	0.0%	—	—	—	0.0%
Construction	(3,684)	—	(3,684)	(0.9)%	—	—	—	0.0%	—	—	—	0.0%
Commercial and industrial	(4)	19	15	0.0%	(462)	—	(462)	(0.5)%	—	—	—	0.0%
Consumer	(9)	9	—	0.0%	(6)	15	9	0.1%	(19)	—	(19)	(0.1)%
Total	$(4,569)	$28	$(4,541)	(0.3)%	$(468)	$22	$(446)	(0.0)%	$(19)	$—	$(19)	(0.0)%

At December 31, 2024, our allowance for credit losses on loans represented 1.06% of total loans and we had $21.7 million in non-performing loans. The allowance for credit losses on loans increased to $19.5 million at December 31, 2024 from $16.5 million at December 31, 2023 as a direct result of loan growth and charge offs taken in 2024 as well as increasing qualitative factors within our model assumptions for increased levels of past dues and potential weaknesses in underlying collateral for certain asset classes. There were $4.5 million in net loan charge-offs and $446,000 in net loan charge-offs during the years ended December 31, 2024 and December 31, 2023, respectively.

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

	At December 31,
	2024			2023
(Dollars in thousands)	Allowance for Credit Losses - Loans	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses - Loans	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Residential Real Estate:
Single family	$1,433	7.4%	11.1%	$1,510	9.1%	11.8%
Multifamily	1,045	5.4%	12.8%	1,084	6.6%	15.7%
Commercial Real Estate:
Owner occupied	4,154	21.3%	19.5%	3,393	20.5%	16.3%
Non-owner occupied	7,167	36.8%	30.5%	5,495	33.3%	26.7%
Construction and Land Development	4,648	23.9%	21.4%	3,575	21.7%	24.9%
Commercial – Non Real Estate:
Commercial and industrial	993	5.1%	4.5%	1,435	8.7%	4.4%
Consumer – Non Real Estate:
Secured	10	0.1%	0.1%	14	0.1%	0.2%

Total	$19,450	100.0%	100.0%	$16,506	100.0%	100.0%

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

Total deposits increased by $221.7 million from December 31, 2023 to December 31, 2024. Wholesale deposits, which are included in the table below, totaled $468.1 million and $433.0 million at December 31, 2024, and December 31, 2023, respectively. The following table presents the Company’s average deposits segregated by major category for the years ended December 31, 2024 and December 31, 2023:

	At December 31,
	2024			2023
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Interest-bearing demand	$181,109	10.1%	4.78%	$83,087	5.1%	2.15%
Money market	464,400	26.0%	4.61%	365,815	22.6%	3.73%
Savings and NOW	54,385	3.0%	1.39%	49,565	3.0%	1.10%
Time deposits	748,938	41.9%	4.99%	702,034	43.3%	3.83%
Interest-bearing deposits	1,448,832	81.0%	4.70%	1,200,501	74.0%	3.57%

Non-interest bearing demand	340,005	19.0%		421,177	26.0%

Total deposits	$1,788,837	100.0%	3.81%	$1,621,678	100.0%	2.67%

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

The Company uses wholesale deposits as a funding source in addition to customer deposits. Wholesale deposits provide a diversified and stable source of funding during times of market volatility. As of December 31, 2024, the Company had $468.1 million of total wholesale deposit funding sources, an increase of $35.1 million compared to December 31, 2023, which totaled $433.0 million.

Given the interest rate environment and strategic initiatives, the Company replaced maturing lower yielding wholesale CDs with higher market rate CDs. Many replacement CDs include call options at our discretion if economic conditions change. The Company also utilized additional wholesale demand deposits to provide liquidity and more effectively balance our interest rate sensitivity. During the year ended December 31, 2024, total wholesale deposit funding accounted for approximately 28% of our interest expense.

The following table presents the Company's total wholesale deposit composition, concentrations, current rate and remaining duration, if applicable as of December 31, 2024 and December 31, 2023.

	As of December 31,
	2024				2023
(Dollars in thousands)
Wholesale Money Market Deposits Accounts (MMDA)	Balance	Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)	Balance	Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)
Wholesale MMDAs	$100,334	21.4%	4.50%	N/A	$120,536	27.8%	5.75%	N/A

Wholesale Time Deposits
Listing Service CDs (1)	25,231	5.4%	4.79%	13	34,481	8.0%	4.86%	5
Wholesale CDs:
Term	220,357	47.1%	4.56%	7	148,906	34.4%	4.32%	7
Term with Call Option (2)	122,216	26.1%	5.12%	30	129,083	29.8%	5.22%	30
Total Wholesale CDs	342,573				277,989

Total wholesale deposits	$468,138	100.0%			$433,006	100.0%

(1)	Listing service CDs are excluded from being classified as wholesale deposits, per FDIC call report instructions
(2)	80% of the CDs in this balance can be called as of December 31, 2024

Regulatory Defined Wholesale Deposits

Each quarter the Bank files a bank call report with the FDIC, which has a specific way it defines wholesale brokered deposits. As of December 31, 2024, the Company had $442.9 million of wholesale deposits outstanding, as defined by FDIC, an increase of $44.41 million from December 31, 2023. In addition, pursuant to rule 12 CFR 337.6(e), well-capitalized and well-rated institutions are not required to treat reciprocal deposits as wholesale deposits up to the lesser of 20 percent of their total liabilities or $5 billion. Reciprocal core deposits exceeding this threshold must be reported additionally as wholesale deposits for call report purposes only. As of December 31, 2024, the Company additionally reported $259.9 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $702.8 million as of December 31, 2024. As of December 31, 2024, all of the Company's reciprocal deposits were core deposits from customers who placed their deposits in the reciprocal network for additional FDIC insurance coverage.

At December 31, 2024, the Company had $779.6 million in total deposits in excess of the FDIC insurance limit of $250,000.

Certificates of deposit in amounts in excess of the FDIC insurance limit of $250,000 totaled approximately $457.4 million. The following table sets forth the maturity of these certificates as of December 31, 2024.

December 31, 2024
(In thousands)
Maturity period:
Three months or less	$86,550
Over three through six months	102,470
Over six through twelve months	111,452
Over twelve months through three years	106,577
Over three years	50,377
Total	$457,426

The following table sets forth all of our time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2024	2023
	(In thousands)
Interest Rate Range:
0.01 – 0.99%	$1,324	$6,354
1.00 – 1.99%	1,073	71,544
2.00 – 2.99%	4,451	74,245
3.00 – 3.99%	59,296	40,392
4.00 – 4.99%	463,571	123,178
5.00 and greater	289,573	380,623
Total	$819,288	$696,336

The following table sets forth by interest rate ranges information concerning the maturities of our certificates of deposit as of December 31, 2024.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate Range:
0.01 – 0.99%	$1,290	$34	$—	$—	$1,324	0.2%
1.00 – 1.99%	882	152	39	—	1,073	0.1%
2.00 – 2.99%	3,573	710	138	30	4,451	0.5%
3.00 – 3.99%	22,712	32,793	464	3,327	59,296	7.2%
4.00 – 4.99%	399,875	53,204	—	10,492	463,571	56.6%
5.00 and greater	187,377	33,752	27,439	41,005	289,573	35.4%
Total	$615,709	$120,645	$28,080	$54,854	$819,288	100.0%

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

At December 31, 2024 and 2023, we were permitted to borrow up to an aggregate total of $544.8 million and $504.8 million, respectively, from the Federal Home Loan Bank of Richmond. There were Federal Home Loan Bank borrowings outstanding of $0 at December 31, 2024, and December 31, 2023, respectively. Additionally, as of December 31, 2024 and 2023 we had credit availability of $144.0 million and $114.0 million with correspondent banks for short-term liquidity needs, if necessary. Borrowings were $0 million and $15.0 outstanding at December 31, 2024 and 2023, respectively, under this facility.

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

The asset portion of the balance sheet provides liquidity primarily through unencumbered debt securities available-for-sale, loan principal and interest payments, maturities and prepayments of investment securities held-to-maturity and, to a lesser extent, sales of investment debt securities available-for-sale. Other short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks, are additional sources of liquidity.

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

The Board of Director's and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2024.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2024, cash and cash equivalents totaled $207.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $55.7 million at December 31, 2024.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $14.7 million, $31.6 million, and $33.5 million for the twelve months ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $122.3 million, $130.7 million, and $228.7 million for the twelve months ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. There were no sales of available-for-sale debt securities in 2024,  2023, or 2022. Net cash provided by financing activities was $200.7 million, $83.0 million, and $232.6 million, for the twelve months ended December 31, 2024, 2023, and 2022, respectively, which consisted primarily of increases in interest bearing deposits and federal funds purchased for the twelve months ended December 31, 2024. There were repayments of $15.0 million in federal funds purchased for year ended 2024 and repayments of $100.0 million in FHLB advances for the year ended 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2024, totaled $615.7 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds in the normal course of business, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2024 and 2023 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2024, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2024 and 2023, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Common Equity Tier 1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual regulatory capital amounts and ratios as of December 31, 2024 and 2023 are presented in the table below.

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Total capital (to risk-weighted assets)	$296,584	15.69%	$151,269	≥ 8.0%	$189,086	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$276,847	14.64%	$85,089	≥ 4.5%	$122,906	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$276,847	14.64%	$113,451	≥ 6.0%	$151,269	≥ 8.0%
Tier 1 capital (to average assets)	$276,847	12.08%	$91,708	≥ 4.0%	$114,635	≥ 5.0%
As of December 31, 2023
Total capital (to risk-weighted assets)	$312,069	17.18%	$145,300	≥ 8.0%	$181,625	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$294,553	16.22%	$81,731	≥ 4.5%	$118,056	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$294,553	16.22%	$108,975	≥ 6.0%	$145,300	≥ 8.0%
Tier 1 capital (to average assets)	$294,553	14.66%	$80,375	≥ 4.0%	$100,469	≥ 5.0%

Non-GAAP Measures

In reporting the results as of and for the year ended December 31, 2024, the Company has provided supplemental performance measures on an operating basis. These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company uses the non-GAAP measures discussed herein in its analysis of the Company’s performance.

Net interest margin on a fully tax equivalent (FTE) basis, provides valuable additional insight into the net interest margin and the impact that investments in tax-exempt securities have on our financial metrics. The entire FTE adjustment is attributable to the income tax effect on tax-exempt securities, using the statutory federal income tax rate of 21%.

The Company believes that tangible common stockholders' equity, excluding intangible assets, is a meaningful supplement to GAAP financial measures and useful to investors because it provides an additional measure to calculate the book value of our common shares by removing the value of a subjective portion of our balance sheet.

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31,

	For the year ended December 31,
(Dollars in thousands)	2024	2023	2022
Net interest margin (FTE)
Net interest income (GAAP)	$62,574	$76,742	$70,649
FTE adjustment on tax-exempt securities	291	283	281
Net interest income (FTE) (non-GAAP)	62,865	77,025	70,930

Average interest earning assets	2,010,448	1,858,215	1,676,649
Net interest margin (GAAP)	3.11%	4.13%	4.21%
Net interest margin (FTE) (non-GAAP)	3.13%	4.15%	4.23%

Yield on earning assets (FTE)
Total interest income (GAAP)	$134,615	$124,421	$84,018
FTE adjustment on tax-exempt securities	291	283	281
Total interest income (FTE) (non-GAAP)	134,906	124,704	84,299

Average interest earning assets	2,010,448	1,858,215	1,676,649
Yield on earning assets (GAAP)	6.70%	6.70%	5.01%
Yield on earning assets (FTE) (non-GAAP)	6.71%	6.71%	5.03%

Net interest spread (FTE)
Yield on earning assets (GAAP)	6.70%	6.70%	5.01%
Yield on earning assets (FTE) (non-GAAP)	6.71%	6.71%	5.03%

Yield on interest-bearing liabilities	4.70%	3.66%	1.31%
Net interest spread (GAAP)	1.99%	3.04%	3.70%
Net interest spread (FTE) (non-GAAP)	2.01%	3.05%	3.71%

Net Income and earnings per share, adjusted
Net Income (loss), as reported	$(9,980)	$26,585	$26,674
Less: nonrecurring intangible impairment	(19,721)	—	—
Less: nonrecurring restructuring expenses	(430)	—	—
Less: nonrecurring other expenses	(890)	—	—
Related income tax benefit	4,763	—	—
Net income (loss), adjusted	6,298	26,585	26,674
Preferred stock dividends	2,156	2,156	2,156
Net income (loss) available to common shareholders, adjusted	4,142	24,429	24,518

Weighted average shares - basic and diluted	7,606,391	7,522,913	7,529,382

Earnings (loss) per common share, basic and diluted, adjusted
Earnings (loss) per common share, basic and diluted, as reported	$(1.60)	$3.25	$3.26
Nonrecurring expenses per share, net of taxes	2.14	—	—
Earnings (loss) per common share, basic and diluted, adjusted	$0.54	$3.25	$3.26

Adjusted Return (loss) on Average Assets (ROAA)
Average assets, as reported	$2,136,586	$1,955,187	$1,758,862

Annualized ROAA, as reported	(0.47)%	1.38%	1.53%
Annualized ROAA, as adjusted	0.29%	1.38%	1.53%

Adjusted Return (loss) on Average Equity (ROAE)
Average equity, as reported	$224,631	$209,921	$190,839

Annualized ROAE, as reported	(4.44)%	12.66%	13.98%
Annualized ROAE, as adjusted	2.80%	12.66%	13.98%

Efficiency Ratio, adjusted
Noninterest expenses, as reported	$72,967	$45,616	$39,524
Less: nonrecurring intangible impairment	(19,721)	—	—
Less: nonrecurring restructuring expenses	(430)	—	—
Less: nonrecurring other expenses	(890)	—	—
Noninterest expenses, adjusted for nonrecurring expenses	51,926	45,616	39,524

Efficiency ratio, as reported	110.85%	56.69%	52.19%
Efficiency ratio, as adjusted	78.88%	56.69%	52.19%

Tangible common stockholders' equity
Total stockholders' equity (GAAP)	$207,991	$221,517	$198,282
Less: intangible assets	—	(14,657)	(9,149)
Tangible stockholders' equity (non-GAAP)	207,991	206,860	189,133
Less: preferred stock	(27,263)	(27,263)	(27,263)
Tangible common stockholders' equity (non-GAAP)	180,728	179,597	161,870

Common shares outstanding	7,603,765	7,527,415	7,442,743
Tangible book value per common share (non-GAAP)	$23.77	$23.86	$21.75

Stockholders equity, adjusted
Total stockholders equity (GAAP)	$207,991	$221,517	$198,282
Less: intangible assets	—	(14,657)	(9,149)
Total tangible stockholders equity (non-GAAP)	207,991	206,860	189,133

Total tangible assets
Total assets (GAAP)	$2,228,098	$2,035,432	$1,925,751
Less: intangible assets	—	(14,657)	(9,149)
Total tangible assets (non-GAAP)	2,228,098	2,020,775	1,916,602

Average tangible stockholders' equity
Total average stockholders' equity (GAAP)	$224,631	$209,921	$190,839
Less: average intangible assets	(16,989)	(11,996)	(5,471)
Total average tangible stockholders' equity (non-GAAP)	207,642	197,925	185,368

Average tangible assets
Total average assets (GAAP)	$2,136,586	$1,955,187	$1,758,862
Less: average intangible assets	(16,989)	(11,996)	(5,471)
Total average tangible assets (non-GAAP)	2,119,597	1,943,191	1,753,391

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

The table below sets forth, as of December 31, 2024, the calculation of the estimated changes in our net interest income that would result from changes in market interest rates over one year if we take no action from our current plan.

Basis Point Change in	Net Interest Income	Year 1 Change
Interest Rates	Year 1 Forecast	From Level
(Dollars in thousands)
+400	$75,167	7.57%
+300	$74,639	6.82%
+200	$73,384	5.02%
+100	$71,964	2.99%
Level	$69,874	—
-100	$67,836	-2.92%
-200	$68,956	-1.31%
-300	$72,353	3.55%
-400	$75,746	8.40%

Economic Value of Equity (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2024.

		Estimated Increase		EVE as a Percentage of Fair
		(Decrease) EVE		Value of Assets(3)
Basis Point					Increase
Change in	Estimated			EVE	(Decrease)
Interest Rates(1)	EVE(2)	Amount	Percent	Ratio(4)	Basis Points
(Dollars in thousands)
+400	$258,851	$(56,812)	(18.00)%	(11.54)%	(165)
+300	$280,280	$(35,383)	(11.21)%	(6.25)%	(89)
+200	$295,186	$(20,477)	(6.49)%	(3.09)%	(44)
+100	$309,798	$(5,865)	(1.86)%	(0.26)%	(4)
Level	$315,663	$—	—	—	—
-100	$316,834	$1,171	0.37%	(1.18)%	(17)
-200	$315,422	$(241)	(0.08)%	(3.10)%	(44)
-300	$311,777	$(3,886)	(1.23)%	(5.67)%	(81)
-400	$308,597	$(7,066)	(2.24)%	(8.21)%	(117)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less fair value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

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

Management believes the most significant potential impact of inflation on financial results is a direct result of the Company’s ability to manage the impact of changes in interest rates. Management attempts to maintain a balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing interest rates and is one of many factors considered in determining the Company’s interest rate positioning. The Company is asset sensitive as of December 31, 2024. Refer to the Net Interest Income Sensitivity table for additional details on the Company’s interest rate sensitivity.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

MainStreet Bancshares, Inc.

Fairfax, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of MainStreet Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans Collectively Evaluated for Losses

As described in Note 1 – Organization, Basis of Presentation and Impact of Recently Issued Accounting Pronouncements and Note 5 – Allowance for Credit Losses in the consolidated financial statements, the Company accounts for its allowance for credit losses on loans (ACLL) in accordance with ASC 326. The ACLL is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans made up the total recorded ACLL of $19.5 million as of December 31, 2024. The collectively evaluated ACLL consists of quantitative and qualitative components.

The quantitative component consists of loss estimates derived from a weighted average remaining maturity (“WARM”) model using external observations of historical loan losses adjusted for estimated attrition and forecasts of future conditions over a reasonable and supportable period. These estimates consider large amounts of data in tabulating loss and attrition rates and require complex calculations as well as management judgment in the selection of appropriate inputs.

In addition to the quantitative component, the collectively evaluated ACLL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management in developing its qualitative estimates include: changes in lending policies and procedures; changes in international, national, regional and local economic conditions; changes in the nature and volume of the portfolio and terms of loans; changes in the experience, depth, and ability of lending management; changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans; changes in the quality of the Company’s loan review system; changes in the value of underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and the effect of other external factors (i.e. competition, legal and regulatory requirements, etc.) on the level of credit losses.

Management exercised significant judgment when estimating the ACLL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACLL as a critical audit matter as auditing the collectively evaluated ACLL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

The primary audit procedures we performed to address this critical audit matter included:

●	Substantively testing management’s process for measuring the collectively evaluated ACLL, including:
o

Evaluating conceptual soundness, assumptions, and key data inputs of the Company’s WARM methodology, including the identification of loan pools, the calculation of loss rate inputs, and the calculation of attrition rate inputs for each pool.

o	Evaluating the methodology and testing the accuracy of incorporating reasonable and supportable forecasts in the collectively evaluated ACLL estimate.
o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
o	Testing the mathematical accuracy of the ACLL for collectively evaluated loans including both the quantitative and qualitative components of the calculation.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company's auditor since 2008.

Owings Mills, Maryland

March 14, 2025

Item 8 – Financial Statements and Supplementary Data

Consolidated Financial Statements

Consolidated Statements of Financial Condition as of December 31, 2024 and December 31, 2023 (Dollars in thousands, except per share data)

	At December 31, 2024	At December 31, 2023
Assets
Cash and due from banks	$47,553	$53,581
Federal funds sold	160,155	60,932
Cash and cash equivalents	207,708	114,513
Investment securities available-for-sale (AFS), at fair value	55,747	59,928
Investment securities held-to-maturity (HTM), at amortized cost, net of allowance for credit losses of $0 and $0, respectively.	16,078	17,275
Restricted securities, at amortized cost	30,623	24,356
Loans, net of allowance for credit losses of $19,450 and $16,506, respectively	1,810,556	1,705,137
Premises and equipment, net	13,287	13,944
Accrued interest and other receivables	11,311	12,390
Computer software, net of amortization	—	14,657
Bank owned life insurance	39,507	38,318
Other assets	43,281	34,914
Total Assets	$2,228,098	$2,035,432
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$324,307	$364,606
Interest bearing demand deposits	139,780	137,128
Savings and NOW deposits	64,337	45,878
Money market deposits	560,082	442,179
Time deposits	819,288	696,336
Total deposits	1,907,794	1,686,127
Federal funds purchased	—	15,000
Subordinated debt, net	73,039	72,642
Allowance for credit losses on off-balance sheet credit exposure	287	1,009
Other liabilities	38,987	39,137
Total Liabilities	2,020,107	1,813,915
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized non-cumulative perpetual; 28,750 issued and outstanding as of December 31, 2024 and December 31, 2023	27,263	27,263
Common stock, $4.00 par value, 15,000,000 shares authorized; issued and outstanding 7,603,765 shares (including 237,717 nonvested shares) for December 31, 2024 and 7,527,415 shares (including 228,300 nonvested shares) for December 31, 2023	29,466	29,198
Capital surplus	67,823	65,985
Retained earnings	91,150	106,549
Accumulated other comprehensive (loss)	(7,711)	(7,478)
Total Stockholders’ Equity	207,991	221,517
Total Liabilities and Stockholders’ Equity	$2,228,098	$2,035,432

See Notes to the Consolidated Financial Statements

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2024, 2023, and 2022 (Dollars in thousands, except per share data).

	For the Year Ended December 31,
	2024	2023	2022
Interest Income
Interest and fees on loans	$125,177	$116,482	$79,045
Interest and dividends on investments securities
U.S. government agencies and corporations	151	—	37
Mortgage-backed securities	374	395	438
Tax-exempt obligations of states and political subdivisions	1,093	1,065	1,058
Taxable obligations of states and political subdivisions	256	256	254
Other	912	1,185	874
Interest on federal funds sold	6,652	5,038	2,312
Total Interest Income	134,615	124,421	84,018
Interest Expense
Interest on interest bearing demand deposits	8,661	1,786	494
Interest on savings and NOW deposits	754	546	203
Interest on money market deposits	21,386	13,631	1,380
Interest on time deposits	37,364	26,905	8,009
Interest on federal funds purchased	575	299	—
Interest on Federal Home Loan Bank advances	46	1,224	347
Interest on subordinated debt	3,255	3,288	2,936
Total Interest Expense	72,041	47,679	13,369
Net Interest Income	62,574	76,742	70,649
Provision For Credit Losses - Loans	7,485	1,943	2,398
Recovery of Credit Losses - Off-Balance Sheet Credit Exposure	(722)	(301)	—
Net interest income after provision for (recovery of) credit losses	55,811	75,100	68,251
Non-Interest Income
Deposit account service charges	1,996	2,149	2,420
Bank owned life insurance income	1,189	1,069	1,008
Loan swap fee income	—	—	619
Net gain (loss) on securities called or matured	(48)	—	4
Net loss on sale of loans	—	—	(168)
Other fee income	115	122	778
Total Non-Interest Income	3,252	3,340	4,661
Non-Interest Expense
Salaries and employee benefits	30,475	28,267	23,801
Furniture and equipment expenses	3,636	2,787	2,786
Advertising and marketing	2,199	2,343	2,304
Occupancy expenses	1,614	1,684	1,471
Outside services	3,627	2,044	2,075
Franchise tax	2,226	1,835	1,430
FDIC insurance	1,342	1,131	637
Data processing	1,354	1,328	1,303
Administrative expenses	929	922	872
Other real estate expenses, net	—	—	38
Computer software intangible impairment	19,721	—	—
Other operating expenses	5,844	3,275	2,807
Total Non-Interest Expense	72,967	45,616	39,524
Income (Loss) before income taxes	(13,904)	32,824	33,388
Income Tax Expense (Benefit)	(3,924)	6,239	6,714
Net Income (Loss)	$(9,980)	$26,585	$26,674
Preferred Stock Dividends	2,156	2,156	2,156
Net Income (Loss) available to common shareholders	$(12,136)	$24,429	$24,518
Earnings (loss) per common share:
Basic	$(1.60)	$3.25	$3.26
Diluted	$(1.60)	$3.25	$3.26

See Notes to the Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023, and 2022 (Dollars in thousands).

	For the Year Ended December 31,
	2024	2023	2022
Comprehensive Income (Loss), net of taxes
Net Income (Loss)	$(9,980)	$26,585	$26,674
Other comprehensive income (loss), net of tax expense (benefit):
Unrealized gains (losses) on available for sale securities arising during the period (net of tax expense (benefit), ($44), $309 and ($2.6 million), respectively)	(233)	1,062	(8,759)
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $0, $2, and $4 respectively)	—	6	16
Other comprehensive income (loss)	(233)	1,068	(8,743)
Comprehensive Income (Loss)	$(10,213)	$27,653	$17,931

See Notes to the Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023, and 2022 (Dollars in thousands).

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$27,263	$29,466	$67,668	$64,194	$197	$188,788
Vesting of restricted stock	—	407	(407)	—	—	—
Stock based compensation expense	—	—	2,519	—	—	2,519
Common stock repurchased	—	(1,137)	(5,781)	—	—	(6,918)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(2,156)	—	(2,156)
Dividends on common stock - ($0.25 per share)	—	—	—	(1,882)	—	(1,882)
Net income	—	—	—	26,674	—	26,674
Other comprehensive loss	—	—	—	—	(8,743)	(8,743)
Balance, December 31, 2022	$27,263	$28,736	$63,999	$86,830	$(8,546)	$198,282
Cumulative change in accounting principle (Note 3)	—	—	—	(1,699)	—	(1,699)
Vesting of restricted stock	—	470	(470)	—	—	—
Stock based compensation expense	—	—	2,491	—	—	2,491
Common stock repurchased	—	(8)	(35)	—	—	(43)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(2,156)	—	(2,156)
Dividends on common stock - ($0.40 per share)	—	—	—	(3,011)	—	(3,011)
Net income	—	—	—	26,585	—	26,585
Other comprehensive gain	—	—	—	—	1,068	1,068
Balance, December 31, 2023	$27,263	$29,198	$65,985	$106,549	$(7,478)	$221,517
Cumulative change in accounting principle (Note 1)				(217)		(217)
Vesting of restricted stock	—	434	(434)	—	—	—
Stock based compensation expense	—	—	2,838	—	—	2,838
Common stock repurchased	—	(166)	(566)	—	—	(732)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(2,156)	—	(2,156)
Dividends on common stock - ($0.40 per share)	—	—	—	(3,046)	—	(3,046)
Net income (loss)	—	—	—	(9,980)	—	(9,980)
Other comprehensive gain (loss)	—	—	—	—	(233)	(233)
Balance, December 31, 2024	$27,263	$29,466	$67,823	$91,150	$(7,711)	$207,991

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows (Dollars in thousands)

Year Ended December 31,	2024	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(9,980)	$26,585	$26,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	3,683	2,268	2,083
Amortization of right-of-use assets	504	477	496
Amortization of intangible assets	447	—	—
Deferred income tax benefit	(4,528)	(191)	(894)
Loss on sale of other real estate owned	—	—	4
Loss on valuation of other real estate owned	—	—	70
Loss on loans held for sale	—	—	168
Loss on New Market Tax Credit investment operations	—	251	—
Gain on disposal of premises and equipment	(99)	(129)	—
Realized (Gain) loss on securities (AFS/HTM)	48	—	(4)
Provision for credit losses, net	6,763	1,642	2,398
Stock based compensation expense	2,838	2,491	2,519
Income from bank owned life insurance	(1,189)	(1,069)	(1,008)
Subordinated debt amortization expense	397	397	328
Computer software intangible impairment	19,721	—	—
Change in:
Accrued interest receivable and other receivables	1,079	(2,803)	(1,861)
Other assets	(4,794)	4,912	(22,407)
Other liabilities	(150)	(3,198)	24,978
Net cash provided by operating activities	14,740	31,633	33,544
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	2,540	3,696	6,634
Maturities, sales, called, refunded	1,445	—	245,000
Purchases	(445)	—	(226,215)
Activity in held-to-maturity securities:
Purchases	(400)	—	—
Maturities, called, refunded	1,520	265	2,595
Purchases of equity securities	(8,241)	(4,174)	(3,916)
Purchases of restricted investment in bank stock	(1,624)	(7,059)	(9,123)
Redemption of restricted investment in bank stock	1,425	10,425	4,125
Net increase in loan portfolio	(142,482)	(128,025)	(240,756)
Proceeds from sale of other real estate owned	—	—	701
Proceeds from sale of loans	29,578	—	—
Proceeds from sale of premises and equipment	195	129	—
Purchases of premises and equipment	(909)	(497)	(1,125)
Computer software developed	(4,880)	(5,508)	(6,656)
Net cash used in investing activities	(122,278)	(130,748)	(228,736)
Cash Flows from Financing Activities
Net increase (decrease) in non-interest deposits	(40,299)	(186,084)	20,012
Net increase in interest bearing demand, savings, and time deposits	261,966	359,322	80,914
Net increase (decrease) in Federal Home Loan Bank advances	—	(100,000)	100,000
Net increase (decrease) in federal funds purchased	(15,000)	15,000	—
Net increase in subordinated debt	—	—	42,623
Repurchase of common stock	(732)	(43)	(6,918)
Cash dividends paid on preferred stock	(2,156)	(2,156)	(2,156)
Cash dividends paid on common stock	(3,046)	(3,011)	(1,882)
Net cash provided by financing activities	200,733	83,028	232,593
Increase (decrease) in Cash and Cash Equivalents, net	93,195	(16,087)	37,401
Cash and Cash Equivalents, beginning of period	114,513	130,600	93,199
Cash and Cash Equivalents, end of period	$207,708	$114,513	$130,600
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$70,893	$45,534	$12,639
Cash paid during the period for income taxes	$1,275	$7,280	$6,381
Transfers from loans receivable to loans held for sale, at carrying value	$—	$—	$715
Net unrealized gain (loss) on securities available-for-sale	$(277)	$1,371	$(11,373)

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

On April 18, 2019, the Company completed the registration of its common stock with the Securities Exchange Commission through its filing of a General Form for Registration of Securities on Form 10 (“Form 10”), pursuant to Section 12(b) of the Securities Exchange Act of 1934. The Company was considered to be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act,” and as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” through the quarter ended September 30, 2024. The Company is no longer considered an emerging growth company and will be an accelerated filer effective with this filing.

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

On  October 25, 2021, MainStreet Bancshares, Inc. formally introduced Avenu, a division of MainStreet Bank. Avenu provides an embedded Banking as a Service (BaaS) solution that connects our partners (fintechs, application developers, money movers, and entrepreneurs) directly and seamlessly to our Software as a Service (SaaS) solution. Our SaaS software program was deployed in  October 2024. Refer to Note 8 for additional information around the computer software intangible asset. The Avenu division is classified within our Financial Technology reportable segment outlined in Note 26. Additional information can be found in our investor presentations filed quarterly.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Investment securities – The Bank’s investment debt securities are classified as either held-to-maturity, available-for-sale, or trading. At December 31, 2024 and December 31, 2023, the Bank held approximately $16.1 million and $17.3 million, respectively, in securities classified as held-to-maturity. The Bank held no securities classified as trading.

Debt securities which are not classified as held-to-maturity or trading are classified as securities available-for-sale (AFS). Debt securities available-for-sale are reported at fair value. Any unrealized gain or loss, net of applicable income taxes, is reported as a separate addition to or reduction from stockholders’ equity. Gains and losses arising from the sale of debt securities available-for-sale are recognized based on the specific identification method on a trade-date basis and included in results of operations. Debt securities held-to-maturity includes securities purchased with the ability and positive intent to hold to maturity. Debt securities are stated at historical cost adjusted for amortization of premiums and accretion of discount, and net of any allowance for credit losses.

Purchase premiums and discounts are amortized using the interest method over the term or first call date of each security.

Allowance for Credit Losses - Held-to-Maturity Securities - The Company measures expected credit losses on held-to-maturity (HTM) securities on an individual basis. Accrued interest receivable on these securities are excluded from the estimate of credit losses. For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis.  The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company's HTM securities ACL was immaterial at December 31, 2024.

Allowance for Credit Losses - Available-for-Sale Securities - For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value with a charge to current operations. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Restricted Equity Securities - Restricted equity securities consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $5.3 million and $1.4 million respectively, as of December 31, 2024, compared to $5.2 million and $1.3 million, respectively, as of December 31, 2023. Restricted equity securities also consisted of $126,800 in Community Bankers Bank stock at December 31, 2024 and December 31, 2023. This restricted stock is recorded at cost because its ownership is restricted and it lacks a market for resale. The Bank is required to maintain Federal Reserve Bank stock at a level of 6% of capital and surplus. The FHLB requires the Bank to maintain stock, at a minimum, in an amount equal to 4.5% of outstanding borrowings and 0.20% of total assets. When evaluating restricted stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Bank does not consider these investments to be impaired at December 31, 2024 or December 31, 2023 and no previous impairment has been recognized as of December 31, 2024. Restricted equities include $7.6 million in Low-Income Housing Tax Credits (“LIHTC”) and $9.4 million of New Market Tax Credits ("NMTC") that are both carried at amortized cost through the proportional amortization method. Restricted equities also include $6.7 million of nonmarketable securities as of December 31, 2024 that do not qualify for equity method accounting. As of December 31, 2023 restricted equities include $8.2 million in LIHTC, $3.1 million in NMTC, and $6.4 million of nonmarketable securities that do not qualify for equity method accounting. These investments are recorded at cost because the ownership is restricted and lacks a market for resale.

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

The Company designates individually evaluated loans on nonaccrual status as collateral-dependent loans, as well as other loans that management of the Company designates as having differing risk. Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

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

Allowance for Credit Losses - Loans - The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off. Accrued interest receivable is excluded from the estimate of credit losses.

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

The allowance for credit losses on loans is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the allowance for credit losses on loans using the following methods: Portfolio segments are grouped in homogenous pools that mirror the loan pools described in Federal Financial Institutions Examination Council Call Report however we are able to group these pools into the following segments:

•

Commercial real estate loans carry risks of the client’s ability to repay the loan from the cash flow derived from the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. Real estate security diminishes risks only to the extent that a market exists for the subject collateral. These risks are attempted to be mitigated by carefully underwriting loans of this type and by following appropriate loan-to-value standards

•

Construction and land development loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

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

Historical Losses - Quantitative loss estimation models have been developed based largely on call report data from 2004 through the current period and the economic conditions during the same time period. Within our historical losses calculation, the Company projects out the loss environment for the subsequent two quarters, based largely on the preceding twelve quarters. After that period, the historical loss percentage reverts back to the lifetime historical mean over a four quarter progression.

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

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date unadjusted for selling costs as appropriate.

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

During the three months ended December 31, 2024, Management performed the annual impairment assessment and determined that a triggering event had occurred. The resulting calculations indicated that the fair value did not exceed the carrying amount of the Company's computer software intangible which resulted in a determination that the intangible had become fully impaired. The impairment charge of $19.7 million reduced fully the carrying value of the Company's intangible asset of $19.1 million and the related prepaid asset of $631,000, consisting of the enhanced value of cloud development expenses.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2024, and December 31, 2023, there were no such liabilities recorded.

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

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Sholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. No stock options were granted during 2024 and 2023.

Earnings per common share – Earnings per common share has been determined under the provisions of FASB ASC 260, “Earnings Per Share” and has been computed based on the weighted average common shares outstanding during the year ended December 31, (7,606,391 for 2024, 7,522,913 for 2023, and 7,529,382 for 2022). Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The only potential dilutive stock of the Bank as defined in FASB ASC 260 would be stock options granted to various directors, officers, and employees of the Bank. There were no such options outstanding during the years ended  December 31, 2024, 2023, or 2022. Restricted stock is included in the computation of basic earnings per share as the holder is entitled to full benefits of a stockholder during the vesting period and is thus considered a participating security.

Off-balance sheet instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded, or related fees are incurred or received.

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures - The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company classified off-balance sheet exposure in similar pools as the funded loan portfolio and determined that qualitative and quantitative risk factors assessed to the funded loan pool are also evident for the unfunded loan pool of similar type, adjusted for likelihood of funding and any other relevant metrics. The allowance for unfunded commitments is identified separately on the Company’s consolidated statement of financial condition.

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

Recently Adopted Accounting Developments

On  March 29, 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow entities to account for qualifying tax equity investments using the proportional amortization method regardless of the program giving rise to the related income tax credits, as opposed to only being allowed to apply this method to qualifying tax equity investments in low-income housing tax credit structures as was the case under previous guidance. ASU 2023-02 was effective for fiscal years beginning after  December 15, 2023, including interim periods within those fiscal years. On  January 1, 2024, the Company adopted ASU 2023-02 using the modified retrospective approach. The Company transitioned from the equity method of accounting and began applying the proportional amortization method of accounting to its qualifying new markets tax credit investments in addition to its low income housing tax credit partnerships already subject to the proportional amortization method. The cumulative change in accounting principle was approximately $217,000.

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosure about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures about a reportable segment profit or loss and assets currently required by FASB ASU Topic 280 in interim periods, and the title and position of the CODM and how the CODM uses the reportable measures. Additionally, this ASU requires that at least one of the reportable segment profit and loss measures should be the measure that is most consistent with the measurement principals used in an entity's consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retroactively. On December 31, 2024, the Company adopted ASU 2023-07. Refer to Note 26 for updated disclosures due to the adoption of ASU 2023-07.

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

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

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

In  November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Note 2. Restrictions on Cash

On March 15, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. Prior to the change, reserve requirement ratios on net transactions accounts differed based on the amount of net transactions accounts at the depository institution.

A certain amount of net transaction accounts, known as the "reserve requirement exemption amount," was subject to a reserve requirement ratio of zero percent. Net transaction account balances above the reserve requirement exemption amount and up to a specified amount, known as the "low reserve tranche," were subject to a reserve requirement ratio of 3 percent. Net transaction account balances above the low reserve tranche were subject to a reserve requirement ratio of 10 percent. The reserve requirement exemption amount and the low reserve tranche are indexed each year pursuant to formulas specified in the Federal Reserve Act.

Note 3. Investment Securities

Investment securities available-for-sale was comprised of the following:

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$21,298	$—	$(4,105)	$17,193
Subordinated Debt	8,971	—	(1,064)	7,907
Preferred Stock	453	—	—	453
Municipal Securities
Taxable	10,623	—	(2,422)	8,201
Tax-exempt	22,024	—	(2,403)	19,621
U.S. Governmental Agencies	2,392	4	(24)	2,372
Total	$65,761	$4	$(10,018)	$55,747

Investment securities held-to-maturity was comprised of the following:

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities
Tax-exempt	$13,578	$1	$(200)	$13,379
Subordinated Debt	2,500	—	(14)	2,486
Total	$16,078	$1	$(214)	$15,865

Investment securities available-for-sale was comprised of the following:

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$23,446	$—	$(3,931)	$19,515
Subordinated Debt	9,970	—	(1,503)	8,467
Municipal Securities
Taxable	10,649	—	(2,342)	8,307
Tax-exempt	22,668	23	(1,949)	20,742
U.S. Governmental Agencies	2,932	3	(38)	2,897
Total	$69,665	$26	$(9,763)	$59,928

Investment securities held-to-maturity was comprised of the following:

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities
Tax-exempt	$14,775	$19	$(121)	$14,673
Subordinated Debt	2,500	—	(10)	2,490
Total	$17,275	$19	$(131)	$17,163

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis using security-level credit ratings. The Company’s HTM securities ACL was immaterial at December 31, 2024. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

The following table presents the amortized cost of HTM securities as of  December 31, 2024 and  December 31, 2023 by security type and credit rating according to Moody's and Standard and Poor's:

(Dollars in thousands)	Municipal Securities	Subordinated Debt	Total HTM securities
December 31, 2024
Credit Rating:
AAA/AA/A	$13,578	$—	$13,578
Not Rated - Non Agency	—	2,500	$2,500
Total	$13,578	$2,500	$16,078
December 31, 2023
Credit Rating:
AAA/AA/A	$14,775	$—	$14,775
Not Rated - Non Agency	—	2,500	2,500
Total	$14,775	$2,500	$17,275

At December 31, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the year ended December 31, 2024, 2023, or 2022.

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 2024 were as follows:

	December 31, 2024
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$993	$370	$370
Due from one to five years	—	—	4,017	3,973
Due from after five to ten years	14,430	12,997	5,945	5,886
Due after ten years	50,331	41,757	5,746	5,636
Total	$65,761	$55,747	$16,078	$15,865

Securities with a fair value of $394,000 and $16.1 million at December 31, 2024 and December 31, 2023, respectively, were pledged as collateral to secure public funds, loans swaps, and funding through the bank term funding program. The Company has not drawn upon or utilized the bank term funding program.

As of  December 31, 2024 and  December 31, 2023, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity.

There were no securities sold from the available-for-sale portfolio during the years ended December 31, 2024, 2023, and 2022.

The following tables summarize the fair value and unrealized losses at December 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$17,105	$(4,105)	$17,105	$(4,105)
Subordinated Debt	215	(35)	7,191	(1,029)	7,406	(1,064)
Municipal Securities
Taxable	—	—	8,201	(2,422)	8,201	(2,422)
Tax-exempt	2,658	(36)	16,593	(2,367)	19,251	(2,403)
U.S Governmental Agencies	—	—	614	(24)	614	(24)
Total	$2,873	$(71)	$49,704	$(9,947)	$52,577	$(10,018)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$19,440	$(3,931)	$19,440	$(3,931)
Subordinated Debt	—	—	7,717	(1,503)	7,717	(1,503)
Municipal Securities
Taxable	—	—	8,307	(2,342)	8,307	(2,342)
Tax-exempt	1,986	(34)	16,510	(1,915)	18,496	(1,949)
U.S Government Agencies	1,515	(1)	845	(37)	2,360	(38)
Total	$3,501	$(35)	$52,819	$(9,728)	$56,320	$(9,763)

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

At December 31, 2024, there were five tax-exempt municipal securities with a fair value of $2.7 million and one subordinated debt security with a fair value of $215,000 in an unrealized loss position of less than 12 months. At December 31, 2024, there were six U.S. government agencies with fair values totaling approximately $614,000, twenty-two collateralized mortgage backed securities with a fair value totaling $17.1 million, nineteen subordinated debt securities with fair values of $7.2 million, eleven taxable municipal securities with a fair value of $8.2 million, and twenty-eight tax-exempt municipal securities with a fair value of $16.6 million that were in an unrealized loss position of more than 12 months. There were no securities sold during 2024, 2023, or 2022.

All municipal securities originally purchased as available-for-sale were transferred to held-to-maturity during 2013. The unrealized loss on the securities transferred to held-to-maturity is being amortized over the expected life of the securities. The unamortized, unrealized loss, before tax, at December 31, 2024 and December 31, 2023 was $0, respectively.

For held-to-maturity securities, an allowance for credit losses is required to absorb estimated lifetime credit losses.  The Company has assessed the risk of credit loss and has determined that no allowance for credit losses for held-to-maturity securities was necessary as of December 31, 2024 and 2023. The evaluation of credit risk includes consideration of the credit ratings of the issuers, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.

The Company periodically invests in New Market Tax Credit (NMTC) opportunities, related primarily to certain community development projects. The Company receives tax credits related to these investments, for which the Company typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. These tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. On January 1, 2024, the Company transitioned from the equity method of accounting and began applying the proportional amortization method of accounting to its qualifying new markets tax credit investments in addition to its low income housing tax credit partnerships already subject to the proportional amortization method. At December 31, 2024 and 2023, the balance of the investments in new market tax credits was $9.4 million and $3.1 million. These balances are reflected in the restricted securities at amortized cost line on the consolidated statements of financial condition. During the years ended December 31, 2024, 2023, and 2022, the Company recognized amortization expense of $911,000, $0, and $0, respectively, which was included within the income tax expense (benefit) line item on the consolidated statements of income (loss) and the depreciation, amortization, and accretion, net line item on the consolidated statements of cash flows.

Note 4. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Residential Real Estate:
Single family	$204,357	$203,417
Multifamily	234,884	271,040
Farmland	240	145
Commercial Real Estate:
Owner-occupied	357,724	282,052
Non-owner occupied	560,056	461,775
Construction and Land Development	393,385	429,637
Commercial – Non Real-Estate:
Commercial & industrial	82,778	75,415
Consumer – Non Real Estate:
Unsecured	343	271
Secured	1,231	3,339
Total Gross Loans	1,834,998	1,727,091
Less: unearned fees	(4,992)	(5,448)
Less: allowance for credit losses on loans	(19,450)	(16,506)
Net Loans	$1,810,556	$1,705,137

The unsecured consumer loans above include $343,000 and $271,000 of overdrafts reclassified as loans as of  December 31, 2024 and December 31, 2023, respectively.

There were nonaccrual loans of $21.7 million and $1.0 million as of December 31, 2024 and December 31, 2023, respectively.

The following tables present the segments of the loan portfolio summarized by aging categories as of December 31, 2024 and December 31, 2023:

	December 31, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Nonaccrual	Current Loans	Total Loans Receivable
Residential Real Estate:
Single Family	$—	$62	$—	$1,162	$203,133	$204,357
Multifamily	—	—	—	—	234,884	234,884
Farmland	—	—	—	—	240	240
Commercial Real Estate:
Owner occupied	—	—	—	—	357,724	357,724
Non-owner occupied	—	—	—	11,160	548,896	560,056
Construction & Land Development	—	—	—	4,235	389,150	393,385
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	5,093	77,685	82,778
Consumer – Non Real Estate:
Unsecured	—	—	—	—	343	343
Secured	—	—	—	—	1,231	1,231
Total	$—	$62	$—	$21,650	$1,813,286	$1,834,998

	December 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Nonaccrual	Current Loans	Total Loans Receivable
Residential Real Estate:
Single Family	$—	$—	$—	$149	$203,268	$203,417
Multifamily	—	—	—	—	271,040	271,040
Farmland	—	—	—	—	145	145
Commercial Real Estate:
Owner occupied	—	—	—	—	282,052	282,052
Non-owner occupied	—	—	—	—	461,775	461,775
Construction & Land Development	—	—	—	—	429,637	429,637
Commercial – Non Real Estate:
Commercial & industrial	—	—	—	851	74,564	75,415
Consumer – Non Real Estate:
Unsecured	—	—	—	—	271	271
Secured	25	—	4	—	3,310	3,339
Total	$25	$—	$4	$1,000	$1,726,062	$1,727,091

Note 5. Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses by loan class for the twelve months ended December 31, 2024, 2023, and 2022:

Allowance for Credit Losses By Portfolio Segment

For the twelve months ended December 31, 2024

	Real Estate
	Residential	Commercial	Construction	Commercial	Consumer	Total
Beginning Balance	$2,594	$8,888	$3,575	$1,435	$14	$16,506
Charge-offs	(132)	(740)	(3,684)	(4)	(9)	(4,569)
Recoveries	—	—	—	19	9	28
Provision (recovery)	16	3,173	4,757	(457)	(4)	7,485
Ending Balance	$2,478	$11,321	$4,648	$993	$10	$19,450

Allowance for Credit Losses By Portfolio Segment

For the twelve months ended December 31, 2023

	Real Estate
	Residential	Commercial	Construction	Commercial	Consumer	Total
Beginning Balance, prior to adoption of ASC 326	$2,146	$7,159	$3,347	$1,418	$44	$14,114
Impact of adopting ASC 326	59	614	19	172	31	895
Charge-offs	—	—	—	(462)	(6)	(468)
Recoveries	7	—	—	—	15	22
Provision (recovery)	382	1,115	209	307	(70)	1,943
Ending Balance	$2,594	$8,888	$3,575	$1,435	$14	$16,506

Allowance for Loan Losses By Portfolio Segment

For the twelve months ended December 31, 2022

	Real Estate
	Residential	Commercial	Construction	Commercial	Consumer	Total
Beginning Balance	$1,672	$5,689	$2,697	$1,540	$99	$11,697
Charge-offs	—	—	—	—	19	19
Recoveries	—	—	—	—	—	—
Provision (recovery)	474	1,470	650	(122)	(74)	2,398
Ending Balance	$2,146	$7,159	$3,347	$1,418	$44	$14,114

Individually evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for Impairment	$2,146	$7,159	$3,347	$1,418	$44	$14,114

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

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated.

	CECL
	December 31, 2024
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Residential Real Estate:
Single Family	$1,162	$—	$1,162
Commercial Real Estate:
Non-owner occupied	11,160	—	11,160
Construction and Land Development	4,235	—	4,235
Commercial & industrial	5,093	—	5,093
Total	$21,650	$—	$21,650

	CECL
	December 31, 2023
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Residential Real Estate:
Single Family	$149	$—	$149
Commercial & industrial	851	—	851
Total	$1,000	$—	$1,000

The Company recognized $2.8 million and $57,792 of interest income on nonaccrual loans during the year ended December 31, 2024 and 2023.

The following table represents the accrued interest receivables written off by reversing interest income during the year ended December 31, 2024 and 2023:

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023
Residential Real Estate:
Single Family	$103	$5
Multifamily	176	—
Commercial Real Estate:
Non-owner occupied	481	—
Construction & Land Development	965	—
Commercial – Non Real Estate:
Commercial & industrial	180	128
Total	$1,905	$133

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral-dependent loans:

•	Commercial real estate loans can be secured by either owner-occupied commercial real estate or non-owner-occupied investment commercial real estate. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner-occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate where our borrower is the lessor.
•	Residential real estate mortgage loans, including equity lines of credit, are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.
•	Construction and land development loans are secured by real property where loan funds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner-user commercial properties.

The following table details the amortized cost of collateral dependent loans:

(Dollars in thousands)	As of December 31, 2024	As of December 31, 2023
Residential Real Estate:
Single Family	$5,494	$346
Multifamily	3,206	—
Commercial Real Estate:
Owner occupied	—	1,120
Non-owner occupied	11,488	—
Construction & Land Development	28,608	—
Commercial & industrial	8,877	851
Total	$57,673	$2,317

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain loans. When principal forgiveness is provided, the amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

The following table shows the amortized cost basis as of December 31, 2024 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the twelve-month period ended December 31, 2024:

	December 31, 2024
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Residential Real Estate:
Single Family	3,813	1.9%	Extended term on interest only payments for six months. Deferred loan payment for three months.
Multifamily	9,570	4.1%	Interest rate reduction.
Construction and Land Development	31,153	7.9%	Interest rate reduction and extended term on interest only payments for two years. Extended amortization term for five years. Extended term on interest only payments for six months.
Commercial – Non Real-Estate:
Commercial & industrial	3,998	4.8%	Extended term on interest only payments for seven months
Total	$48,534

	December 31, 2023
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial Real Estate:
Non-owner occupied	$16,000	3.5%	Extended term on interest only payments for six months.
Commercial & industrial	315	0.4%	Extended term for three months.
Total	$16,315

The Company monitors loan payments on performing and non-performing loans on an ongoing basis to determine if a loan is considered to have a payment default. The loans that were modified in the twelve-month periods ended December 31, 2024 and December 31, 2023 are current on contractual payments, except for one loan for $364,000 as of December 31, 2024 and one loan for $315,000 as of December 31, 2023, that are both on nonaccrual and are individually evaluated, respectively.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Credit quality risk ratings include regulatory classifications of Pass, Watch, Criticized (Special Mention), Classified (Substandard), Doubtful, and Loss. Loans classified as Pass have quality metrics to support that the loan will be repaid according to the terms established. Loans classified as Watch have similar characteristics as Pass loans with some emerging signs of financial weaknesses that should be monitored closer. Loans classified as Watch are included in the Pass totals in the following tables. Loans classified as Criticized (Special Mention) have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of prospects for repayment. Loans classified as Classified (Substandard) have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a Loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated Pass.

The following table presents the risk category of loans by credit quality indicators by year of origination as of December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2024
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans converted to Term	Total
Residential Real Estate - Single Family
Pass	$18,439	$44,460	$17,803	$26,055	$29,482	$32,065	$24,643	$—	$192,947
Criticized	500	—	393	1,596	3,436	—	—	—	5,925
Classified	200	—	—	3,507	1,338	—	440	—	5,485
Total Residential Real Estate - Single Family	$19,139	$44,460	$18,196	$31,158	$34,256	$32,065	$25,083	$—	$204,357
Current period gross write-offs	$—	$—	$—	$—	$—	$132	$—	$—	$132

Residential Real Estate - Multifamily
Pass	$12,163	$5,314	$69,629	$24,693	$38,226	$23,199	$390	$—	$173,614
Criticized	—	26,250	—	11,703	606	19,514	—	—	58,073
Classified	—	—	—	3,197	—	—	—	—	3,197
Total Residential Real Estate - Multifamily	$12,163	$31,564	$69,629	$39,593	$38,832	$42,713	$390	$—	$234,884
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$106	$—	$—	$—	$—	$134	$—	$—	$240
Total Residential Real Estate - Farmland	$106	$—	$—	$—	$—	$134	$—	$—	$240
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$23,633	$64,924	$81,427	$41,167	$38,446	$78,706	$24,921	$—	$353,224
Criticized	—	4,500	—	—	—	—	—	—	4,500
Total Commercial Real Estate - Owner Occupied	$23,633	$69,424	$81,427	$41,167	$38,446	$78,706	$24,921	$—	$357,724
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$75,392	$9,668	$154,994	$58,931	$46,057	$153,682	$34,180	$—	$532,904
Criticized	—	—	—	—	15,664	—	—	—	15,664
Classified	—	11,160	—	—	328	—	—	—	11,488
Total Commercial Real Estate - Non-Owner Occupied	$75,392	$20,828	$154,994	$58,931	$62,049	$153,682	$34,180	$—	$560,056
Current period gross write-offs	$—	$740	$—	$—	$—	$—	$—	$—	$740

Construction & Land Development
Pass	$3,149	$5,358	$19,680	$8,849	$718	$234	$325,885	$—	$363,873
Criticized	—	—	—	—	—	—	1,138	—	1,138
Classified	—	—	1,950	—	—	—	26,424	—	28,374
Total Construction & Land Development	$3,149	$5,358	$21,630	$8,849	$718	$234	$353,447	$—	$393,385
Current period gross write-offs	$—	$289	$—	$259	$3,136	$—	$—	$—	3,684

Commercial & Industrial
Pass	$15,470	$7,197	$10,237	$3,793	$2,026	$7,550	$27,625	$—	$73,898
Classified	319	—	—	3,712	—	1,600	3,249	—	8,880
Total Commercial & Industrial	$15,789	$7,197	$10,237	$7,505	$2,026	$9,150	$30,874	$—	$82,778
Current period gross write-offs	$4	$—	$—	$—	$—	$—	$—	$—	$4
					—
Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$343	$—	$343
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$343	$—	$343
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$187	$41	$184	$—	$13	$721	$85		$1,231
Total Consumer - Secured	$187	$41	$184	$—	$13	$721	$85	$—	$1,231
Current period gross write-offs	$—	$—	$—	$—	$—	$9	$—	$—	$9

Total
Pass	$148,539	$136,962	$353,954	$163,488	$154,968	$296,291	$438,072	$—	$1,692,274
Criticized	500	30,750	393	13,299	19,706	19,514	1,138	—	85,300
Classified	519	11,160	1,950	10,416	1,666	1,600	30,113	—	57,424
Total loans	$149,558	$178,872	$356,297	$187,203	$176,340	$317,405	$469,323	$—	$1,834,998
Current period gross write-offs	$4	$1,029	$—	$259	$3,136	$141	$—	$—	$4,569

The following table presents the risk category of loans by credit quality indicators as of  December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2023
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans converted to Term	Total
Residential Real Estate - Single Family
Pass	$50,101	$17,502	$26,434	$34,453	$20,610	$20,542	$33,217	$—	$202,859
Classified	—	—	—	—	409	—	149	—	558
Total Residential Real Estate - Single Family	$50,101	$17,502	$26,434	$34,453	$21,019	$20,542	$33,366	$—	$203,417
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Multifamily
Pass	$28,346	$81,180	$60,156	$39,286	$27,270	$10,797	$24,005	$—	$271,040
Total Residential Real Estate - Multifamily	$28,346	$81,180	$60,156	$39,286	$27,270	$10,797	$24,005	$—	$271,040
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$—	$—	$—	$—	$—	$145	$—	$—	$145
Total Residential Real Estate - Farmland	$—	$—	$—	$—	$—	$145	$—	$—	$145
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$70,476	$55,222	$43,576	$39,621	$32,044	$37,360	$2,633	$—	$280,932
Classified	—	—	—	—	1,120	—	—	—	1,120
Total Commercial Real Estate - Owner Occupied	$70,476	$55,222	$43,576	$39,621	$33,164	$37,360	$2,633	$—	$282,052
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$23,091	$101,617	$51,291	$48,692	$30,595	$150,629	$32,122	$—	$438,037
Criticized	—	—	—	16,000	—	—	—	—	16,000
Classified	—	—	—	—	7,738	—	—	—	7,738
Total Commercial Real Estate - Non-Owner Occupied	$23,091	$101,617	$51,291	$64,692	$38,333	$150,629	$32,122	$—	$461,775
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & Land Development
Pass	$6,416	$32,544	$13,612	$2,455	$—	$8,118	$355,689	$—	$418,834
Classified	—	1,454	—	—	—	—	9,349	—	10,803
Total Construction & Land Development	$6,416	$33,998	$13,612	$2,455	$—	$8,118	$365,038	$—	$429,637
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & Industrial
Pass	$10,150	$5,271	$13,530	$3,495	$1,230	$10,466	$27,299	$—	$71,441
Criticized	—	—	—	—	—	—	2,997	—	2,997
Classified	—	—	—	—	536	353	88	—	977
Total Commercial & Industrial	$10,150	$5,271	$13,530	$3,495	$1,766	$10,819	$30,384	$—	$75,415
Current period gross write-offs	$—	$—	$—	$—	$261	$201	$—	$—	$462

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$271	$—	$271
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$271	$—	$271
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$55	$252	$3	$51	$1,400	$1,497	$81	$—	$3,339
Total Consumer - Secured	$55	$252	$3	$51	$1,400	$1,497	$81	$—	$3,339
Current period gross write-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6

Total
Pass	$188,635	$293,588	$208,602	$168,053	$113,149	$239,554	$475,317	$—	$1,686,898
Criticized	—	—	—	16,000	—	—	2,997	—	18,997
Classified	—	1,454	—	—	9,803	353	9,586	—	21,196
Total loans	$188,635	$293,588	$208,602	$168,053	$113,149	$239,560	$475,317	$—	$1,727,091
Current period gross write-offs	$—	$—	$—	$—	$261	$207	$—	$—	$468

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., the commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed in Note 1. The allowance for credit losses for unfunded loan commitments of $287,000 and $1 million at December 31, 2024 and December 31, 2023, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the year ended December 31, 2024 and 2023. The decline in the balance of the allowance for credit losses for unfunded loan commitments during the year ended December 31, 2024, was due to the decline in the balance of unfunded commitments.

	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)	2024	2023
Beginning Balance	$1,009	$—
Adjustment to allowance for off-balance sheet credit losses upon adoption of ASU 2016-13	—	1,310
Recovery of off-balance sheet credit losses, net	(722)	(301)
Ending Balance	$287	$1,009

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

(Dollars in thousands)	December 31, 2024	December 31, 2023
Beginning Balance	$281	$556
New Loans	16	75
Repayments	(255)	(350)
Ending Balance	$42	$281

The Bank maintains deposit accounts with some of its executive officers, directors, and their affiliated entities. Such deposit accounts at December 31, 2024 and December 31, 2023 amounted to approximately $21.3 million and $2.2 million, respectively.

Note 7. Premises and Equipment

Premises and equipment are summarized as follows at December 31:

(Dollars in thousands)	2024	2023
Cost
Building	$13,050	$13,005
Land	2,856	2,856
Leasehold improvements	1,091	1,091
Furniture, fixtures and equipment	4,690	4,500
Computer software and equipment	2,128	1,931
	23,815	23,383
Less accumulated depreciation	(10,528)	(9,439)
Premises and equipment, net	$13,287	$13,944

Depreciation and amortization charged to operations were $1.5 million,  $1.3 million, and $1.3 million during the years ended December 31, 2024,  December 31, 2023, and December 31, 2022, respectively.

Note 8. Intangible Assets

The carrying amount of computer software developed was $0 and $14.7 million at December 31, 2024 and December 31, 2023, respectively. The following table presents the changes in the carrying amount of computer software developed during the years ended December 31, 2024 and 2023.

(Dollars in thousands)	Gross Intangible Asset	Accumulated Amortization	Impairment	Net Intangible Asset
December 31, 2024:
Computer software	$19,537	$(447)	$(19,090)	$—
Total	$19,537	$(447)	$(19,090)	$—
December 31, 2023:
Computer software	$14,657	$—	$—	$14,657
Total	$14,657	$—	$—	$14,657

The Company was still in the development stage of computer software where costs were capitalized as of  September 30, 2024. Capitalization ceases when the software is substantially complete and ready for its intended use. The asset was deemed ready for its intended use and deployed to customers in  October 2024. The intangible asset should be amortized on a straight-line basis over the estimated useful life of the asset, which was expected to be ten years. As of  December 31, 2024, the Company had recorded $447,000 of amortization on its intangible computer software. There was no amortization recorded for the years ended December 31, 2023 and 2022.

During the three months ended December 31, 2024, management performed the annual impairment assessment and determined that a triggering event had occurred. The resulting calculations indicated that the fair value did not exceed the carrying amount of the Company's computer software intangible which resulted in a determination that the intangible had become fully impaired. The impairment charge of $19.7 million reduced fully the carrying value of the Company's intangible asset of $19.1 million and the related prepaid asset of $631,000, consisting of the enhanced value of cloud development expenses.

Note 9. Deposits

Time deposits in denominations of $250,000 or more totaled approximately $535.7 million and $445.6 million at December 31, 2024 and 2023, respectively.

At December 31, 2024, maturities of time deposits are as follows:

(Dollars in thousands)	Year ended December 31,
2025	$615,709
2026	120,645
2027	28,080
2028	54,854
Thereafter	—
Total	$819,288

Wholesale deposits, as defined by the FDIC and pursuant to rule 12 CFR 337.6(e), totaled approximately $702.8 million and $574.9 million at December 31, 2024 and December 31, 2023, respectively.

Note 10. Borrowed Funds

The Bank has unsecured borrowing lines with various institutions. The Bank also has a credit availability agreement with the FHLB based on a percentage of total assets. This credit availability agreement provides the Bank with access to a myriad of advance products offered by the FHLB. The rate of interest charged is based on market conditions. At December 31, 2024, there were commercial real estate, residential 1-4 and multi-family loans totaling $1.6 billion used to collateralize FHLB advances.

(Dollars in thousands)	Outstanding Borrowings	Average balance	Weighted average interest rate paid during the year	Weighted average interest rate paid at December 31	Credit Availability
December 31, 2024
Federal funds purchased	$—	$9,941	5.78%	0.00%	$144,000
Federal Home Loan Bank advances	—	820	5.61%	0.00%	544,648
Total	$—	$10,761	5.77%	0.00%	$688,648

December 31, 2023
Federal funds purchased	$15,000	$5,583	5.36%	5.65%	$114,000
Federal Home Loan Bank advances	—	24,959	4.90%	0.00%	504,640
Total	$15,000	$30,542	4.99%	5.65%	$618,640

Note 11. Income Taxes

The Company files tax returns in the U.S. federal jurisdiction and required states. With few exceptions, the Bank is no longer subject to tax examination by tax authorities for years prior to 2020.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in non-interest expense and the tax’s calculation is unrelated to taxable income.

The provision for income taxes consists of the following components:

(Dollars in thousands)	2024	2023	2022
Current expense	$604	$6,430	$7,608
Deferred (benefit)	(4,528)	(191)	(894)
Total	$(3,924)	$6,239	$6,714

Income tax expense for the years ended December 31, 2024, 2023, and 2022 differed from the federal statutory rate applied to income before income taxes for the following reasons:

	Year ended December 31,
(Dollars in thousands)	2024	2023	2022
Computed “expected” income tax expense	$(2,921)	$6,893	$7,012
Increase (decrease)in income taxes resulting from:
Tax exempt Interest	(112)	(136)	(200)
BOLI Income	(250)	(225)	(211)
Low Income Housing Investment amortization	1,700	386	130
State Income Taxes	(279)	649	637
Restricted Stock Adjustment	(36)	(100)	(119)
Federal tax credits	(2,363)	(1,317)	(472)
Other Adjustments	337	89	(63)
Total	$(3,924)	$6,239	$6,714

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	December 31,
(Dollars in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$4,475	$3,798
Restricted stock	625	533
Net loan fees	1,148	1,253
Right-of-use liability	1,490	1,588
Accrued compensation	354	638
Unrealized losses on securities available-for-sale	2,303	2,240
Internally developed software costs	3,612	—
Other	209	320
Gross deferred tax assets	14,216	10,370
Deferred tax liabilities:
Depreciation	110	253
Prepaid expense	16	12
Right-of-use asset	1,326	1,429
Internally developed software costs	—	527
Other	110	215
Gross deferred tax liabilities	1,562	2,436
Net deferred tax asset	$12,654	$7,934

Note 12. Earnings Per Common Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which then shared in the earnings of the Bank. There were no such potentially dilutive securities outstanding in 2024, 2023, or 2022.

The weighted average number of shares used in the calculation of basic and diluted earnings per share includes unvested restricted shares of the Company’s common stock outstanding. Applicable guidance requires that outstanding unvested share-based payment awards that contain voting rights and rights to non-forfeitable dividends participate in undistributed earnings with common stockholders.

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net income (loss)	$(9,980)	$26,585	$26,674
Preferred stock dividends	(2,156)	(2,156)	$(2,156)
Net income (loss) available to common shareholders	$(12,136)	$24,429	$24,518
Weighted average number of shares issued, basic and diluted	7,606,391	7,522,913	7,529,382
Earnings (loss) per common share:
Basic and diluted earnings (loss) per common share	$(1.60)	$3.25	$3.26

Note 13. Commitments and Contingencies

The Bank’s financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.

The amounts of loan commitments and standby letters of credit are set forth in the following table as of December 31, 2024 and 2023:

	December 31,
(Dollars in thousands)	2024	2023
Loan commitments	$232,623	$359,373
Standby letters of credit	$241	$471

Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank. The Bank has not incurred any losses on commitments in 2024, 2023, or 2022.

During 2020, the Bank made a commitment of $5.0 million to the Housing Equity Fund of Virginia XXIV, L.L.C. This commitment will be funded through capital calls from the fund and we expect our investment to be fully funded by December 31, 2025.

During 2020, the Bank made a commitment of $2.0 million to the Washington Housing Initiative Impact Pool, LLC. This commitment will be funded through capital calls from the fund. As of December 31, 2024, approximately $1.5 million has been deployed, with a remaining unfunded balance of approximately $500,000.

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

Note 14. Leases

Lessee Arrangements - The right-of-use assets and lease liabilities are included in other assets and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

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

Information regarding the Company's leases as of and for the years ended  December 31, 2024 and 2023 were as follows:

	As of December 31,
(Dollars in thousands)	2024	2023
Lease liabilities	$6,474	$6,902
Right-of-use assets	$5,761	$6,211
Weighted-average remaining lease term – operating leases (in months).	134.9	155.9
Weighted-average discount rate – operating leases	2.61%	2.80%

	For the year ended December 31,
(Dollars in thousands)	2024	2023	2022
Lease Cost
Operating lease cost	$693	$677	$677
Total lease costs	$693	$677	$677
Cash paid for amounts included in measurement of lease liabilities	$671	$639	$623

As of December 31, 2024, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of December 31, 2024 is as follows:

(Dollars in thousands)
2025	$691
2026	709
2027	589
2028	594
2029	605
Thereafter	4,363
Total undiscounted cash flows	7,551
Discount	(1,077)
Lease liabilities	$6,474

Lessor Arrangements - The Company is the lessor for five operating leases. One lease is extended on a month-to-month basis while four of these leases have arrangements for over twelve months with an option to extend the lease terms. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. The Company's leases generally do not contain non-lease components. Total rent income on these operating leases is approximately $10,000 per month.

Note 15. Significant Concentrations of Credit Risk

Substantially all the Bank’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan area. The concentrations of credit by type of loan are set forth in Note 4.

The Bank maintains its cash and federal funds sold in correspondent bank deposit accounts. The amount on deposit at December 31, 2024 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $161.7 million. The Bank has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks.

Note 16. Regulatory Matters

Information presented for December 31, 2024 and December 31, 2023, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2023 and 2024 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2024, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Total capital (to risk-weighted assets)	$296,584	15.69%	$151,269	≥ 8.0%	$189,086	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$276,847	14.64%	$85,089	≥ 4.5%	$122,906	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$276,847	14.64%	$113,451	≥ 6.0%	$151,269	≥ 8.0%
Tier 1 capital (to average assets)	$276,847	12.08%	$91,708	≥ 4.0%	$114,635	≥ 5.0%
As of December 31, 2023
Total capital (to risk-weighted assets)	$312,069	17.18%	$145,300	≥ 8.0%	$181,625	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$294,553	16.22%	$81,731	≥ 4.5%	$118,056	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$294,553	16.22%	$108,975	≥ 6.0%	$145,300	≥ 8.0%
Tier 1 capital (to average assets)	$294,553	14.66%	$80,375	≥ 4.0%	$100,469	≥ 5.0%

Note 17. Defined Contribution Benefit Plan

The Bank adopted a 401(k) defined contribution plan on October 1, 2004, which is administered by Principal Investments. Participants have the right to contribute up to a maximum of 15% of pretax annual compensation or the maximum allowed by the Internal Revenue Code, whichever is less. The Bank began making a matching contribution to the plan on January 1, 2010. The Bank matches dollar for dollar up to 5% of eligible compensation up to the employee contribution of 5% of eligible compensation. The total amount the Bank matched during 2024, 2023, and 2022 was $1.1 million, $901,513, and $616,721, respectively.

Note 18. Stock Based Compensation Plan

ASC Topic 718, Compensation – Stock Compensation, requires the Company to recognize expense related to the fair value of share-based compensation awards in net income. Total compensation expense for restricted stock recorded for the years ended December 31, 2024,  December 31, 2023, and December 31, 2022 were $2.8 million, $2.5 million, and $2.5 million, respectively.

On July 17, 2019, the Board of Directors of the Company adopted, and the Company’s shareholders subsequently approved, the MainStreet Bank 2019 Equity Incentive Plan (the “2019 Plan”), to provide officers, other selected employees and directors of the Company with additional incentives to promote the growth and performance of the Company. During the year ended December 31, 2024, there were 119,681 restricted shares awarded, 1,746 restricted shares were forfeited, and no stock options were awarded under the 2019 Plan. The restricted shares awarded during 2024 vest equally on an annual basis over a three, five, or ten year period. As a result of the stockholders’ approval of the 2019 Plan, no additional awards have been or will be made under the Company’s 2016 Plan, although all awards that were outstanding under the 2016 Plan as of July 17, 2019 remained outstanding in accordance with their terms.

A summary of the status of the Bank’s nonvested restricted stock shares as of December 31, 2024 and changes during the year ended December 31, 2024 is presented below:

Nonvested Restricted Stock Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	228,300	$24.15
Granted	119,681	21.55
Vested	(108,518)	22.48
Forfeited	(1,746)	21.96
Nonvested at December 31, 2024	237,717	$23.62

As of December 31, 2024, there was $3.0 million of total unrecognized compensation cost related to nonvested restricted stock awards. The cost is expected to be recognized over approximately five years. The total fair value of shares vested during the years ended December 31, 2024, 2023, and 2022 was $2.0 million, $2.9 million, and $2.0 million, respectively.

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

The following tables summarize key elements of the Banks’s derivative instruments as of December 31, 2024 and December 31, 2023.

December 31, 2024
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$230,417	43	$—	$21,715	$—
Matched interest rate swap with counterparty	$230,417	43	$21,715	$—	$—

December 31, 2023
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$224,008	42	$—	$18,569	$—
Matched interest rate swap with counterparty	$224,008	42	$18,569	$—	$—

The Company is able to recognize fee income upon execution of the interest rate swap contract. Interest rate swap fee income for the twelve months ended December 31, 2024, 2023, and 2022 was $0, $0, and $619,000, respectively.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of December 31, 2024 and December 31, 2023, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities, with the exception of one subordinated debt security and one preferred stock security, which are considered to be level 3 securities.

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of December 31, 2024 and December 31, 2023:

	December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$17,193	$—	$17,193
Subordinated Debt	—	7,657	250	7,907
Preferred Stock	—	—	453	453
Municipal Securities
Taxable	—	8,201	—	8,201
Tax-exempt	—	19,621	—	19,621
U.S. Government Agencies	—	2,372	—	2,372
Derivative asset – interest rate swap on loans	—	21,715	—	21,715
Total	$—	$76,759	$703	$77,462
Liabilities:
Derivative liability – interest rate swap on loans	—	21,715	—	21,715
Total	$—	$21,715	$—	$21,715

	December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$19,515	$—	$19,515
Subordinated Debt	—	8,217	250	8,467
Municipal Securities
Taxable	—	8,307	—	8,307
Tax-exempt	—	20,742	—	20,742
U.S. Government Agencies	—	2,897	—	2,897
Derivative asset – interest rate swap on loans	—	18,569	—	18,569
Total	$—	$78,247	$250	$78,497
Liabilities:
Derivative liability – interest rate swap on loans	—	18,569	—	18,569
Total	$—	$18,569	$—	$18,569

Reconciliation of Level 3 Inputs
Dollars in thousands	Subordinated Debt
December 31, 2023 fair value	$250
Additions	453
December 31, 2024 fair value	$703

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

The Bank did not have any other real estate owned assets or individually evaluated loans measured at fair value as of  December 31, 2024 and December 31, 2023.

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

December 31, 2024	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$207,708	$207,708	$207,708	$—	$—
Restricted equity securities	30,623	30,623	—	30,623	—
Securities:
Available-for-sale	55,747	55,747	—	55,747	—
Held-to-maturity	16,078	15,865	—	15,865	—
Loans, net	1,810,556	1,806,846	—	—	1,806,846
Derivative asset – interest rate swap on loans	21,715	21,715	—	21,715	—
Bank owned life insurance	39,507	39,507	—	39,507	—
Accrued interest receivable	9,059	9,059	—	9,059	—
Liabilities:
Deposits	$1,907,794	$1,910,018	$—	$1,088,506	$821,512
Subordinated debt, net	73,039	67,239	—	67,239	—
Derivative liability – interest rate swaps on loans	21,715	21,715	—	21,715	—
Accrued interest payable	3,362	3,362	—	3,362	—

December 31, 2023	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$114,513	$114,513	$114,513	$—	$—
Restricted equity securities	24,356	24,356	—	24,356	—
Securities:
Available-for-sale	59,928	59,928	—	59,928	—
Held-to-maturity	17,275	17,163	—	17,163	—
Loans, net	1,705,137	1,701,418	—	—	1,701,418
Derivative asset – interest rate swap on loans	18,569	18,569	—	18,569	—
Bank owned life insurance	38,318	38,318	—	38,318	—
Accrued interest receivable	10,725	10,725	—	10,725	—
Liabilities:
Deposits	$1,686,127	$1,685,487	$—	$989,791	$695,696
Subordinated debt, net	72,642	56,513	—	56,513	—
Federal funds purchased	15,000	14,968	—	—	14,968
Derivative liability – interest rate swaps on loans	18,569	18,569	—	18,569	—
Accrued interest payable	2,845	2,845	—	2,845	—

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

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at December 31, 2024 from December 31, 2023.

Note 21. Other Real Estate Owned

At December 31, 2024 and 2023, the Company did not have other real estate owned. Expenses applicable to other real estate owned during the years ended  December 31, 2024, 2023, and 2022 include the following:

(Dollars in thousands)	2024	2023	2022
Net loss on sales of real estate	$—	$—	$4
Loss on valuation, net	—	—	70
Operating expenses (income), net of rental income	—	—	(36)
Balance, end of year	$—	$—	$38

As of December 31, 2024, there were no real estate loans in the process of foreclosure.

Note 22. Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss net of deferred taxes, as of December 31, 2024 and December 31, 2023:

(Dollars in thousands)	2024	2023
Unrealized loss on available-for-sale securities	$(10,014)	$(9,737)
Unrealized loss on securities transferred to HTM	—	(6)
Tax effect	2,303	2,265
Total accumulated other comprehensive loss	$(7,711)	$(7,478)

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

On May 18, 2022, the Board of Directors of the Company authorized a common stock repurchase program to repurchase up to $7.5 million of the Company’s common stock at the discretion of management. The new common stock repurchase program replaced the Company’s previous repurchase plan which was authorized on October 22, 2020. The Company repurchased approximately $732,000, $43,000, and $6.9 million of common stock during the years ended  December 31, 2024, 2023, and 2022, respectively.

At the Annual Meeting of shareholders held on May 15, 2024, the Company's common shareholders approved a proposal to increase the number of shares of authorized common stock from 650,000 to 1,150,000 shares.

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

Condensed Parent Company Only

Condensed Statements of Financial Condition

(Dollars in thousands)

December 31,	2024	2023
ASSETS
Cash on deposit with subsidiary	$5,356	$3,616
Restricted securities, at cost	5,362	3,123
Investment in subsidiary	269,239	287,075
Other assets	1,902	1,190
Total Assets	$281,859	$295,004
Liabilities:
Other liabilities	$829	$845
Subordinated debt, net of debt issuance costs	73,039	72,642
Stockholders’ equity	207,991	221,517
Total Liabilities and Stockholders’ Equity	$281,859	$295,004

Condensed Statements of Income (Loss)

(Dollars in thousands)

For the Year Ended December 31,	2024	2023	2022
Income
Dividends from subsidiary	$5,203	$5,166	$4,038

Expenses
Subordinated debt interest expense	3,255	3,288	2,936
Non-interest expense	103	42	26

Total expenses	3,358	3,330	2,962

Undistributed earnings of subsidiary	(12,733)	23,546	24,797
Net income (loss) before income taxes	$(10,888)	$25,382	$25,873
Income tax (benefit) expense	(908)	1,203	801
Net income (loss)	$(9,980)	$26,585	$26,674
Less: preferred stock dividends	(2,156)	(2,156)	(2,156)
Net income (loss) available to common shareholders	$(12,136)	$24,429	$24,518

Condensed Statements of Cash Flows

(Dollars in thousands)

Year Ended December 31,	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,980)	$26,585	$26,674
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings (losses) of subsidiary	12,733	(23,546)	(24,797)
Stock based compensation	2,838	2,491	2,519
Depreciation, amortization, and accretion, net	1,308	397	328
Decrease (increase) in other assets	295	(1,063)	2,014
Increase (decrease) in other liabilities	(16)	829	(274)
Net cash provided by operating activities	7,178	5,693	6,464
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted equities	(3,504)	(1,944)	(1,430)
Investment in bank subsidiary	4,000	—	(32,000)
Net cash (used in) provided by investing activities	496	(1,944)	(33,430)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(732)	(43)	(6,918)
Cash dividends paid on preferred stock	(2,156)	(2,156)	(2,156)
Cash dividend paid on common stock	(3,046)	(3,011)	(1,882)
Net increase in subordinated debt	—	—	42,623
Net cash provided by (used in) financing activities	(5,934)	(5,210)	31,667
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,740	(1,461)	4,701
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,616	5,077	376
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,356	$3,616	$5,077

Note 26. Segment Information

The Company’s reportable segments are determined by the CFO and the President of Avenu, who are the designated chief operating decision makers, based upon information provided about the Company’s products and services offered, primarily distinguished between core banking and financial technology operations. They are also distinguished by the level of information provided to the chief operating decision makers, who use such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision makers evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company’s segments and in the determination of allocating resources. The chief operating decision makers use revenue streams to evaluate product pricing and significant expenses to assess performance of each segment to evaluate compensation of certain employees. Segment pretax profit or loss is used to assess the performance of the core banking segment by monitoring the margin between interest income and interest expense. Financial technology segment pretax profit or loss is used to assess the performance of the financial technology segment by monitoring the service charge income received on customer transactions. Loans and investments provide the revenues in the core banking segment, and service charges provide the revenues in the financial technology segment. Interest expense, provisions for credit losses, and salaries and employee benefits provide the significant expenses in the core banking segment. Salaries and employee benefits and outside services provide the significant expenses in the financial technology segment. Additionally, the intangible impairment is a significant expense in the financial technology segment for 2024. All operations are domestic.

Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using income before income taxes. Indirect expenses are allocated on revenue. Transactions among segments are made at fair value. Information reported internally for performance assessment by the chief operating decision makers follows, inclusive of reconciliations of significant segment totals to the financial statements:

	For the Year ended December 31, 2024
2024	Core Banking	Financial Technology	Consolidated
Interest income - loans, including fees - (1)	$123,609	$1,568	$125,177
Interest income - investments, other	9,438	—	9,438
Service charge income	1,298	698	1,996
Other fee income	1,256	—	1,256
Total	$135,601	$2,266	$137,867

Less:
Interest expense - deposits	68,062	103	68,165
Interest expense - subordinated debt, other	3,876	—	3,876
Total consolidated interest expense	71,938	103	72,041
Segment gross profit	$63,663	$2,163	$65,826
Less:
Provision for credit losses	6,763	—
Salaries and employee benefits	28,207	2,268
Furniture and equipment expenses	2,944	692
Advertising and marketing	2,058	141
Outside services	1,753	1,874
Computer software intangible impairment	—	19,721
Other operating expenses	12,473	836
Total non-interest expense	54,198	25,532
Segment profit (loss)	$9,465	$(23,369)	$(13,904)

Other segment disclosures
Interest income	133,047	1,568	134,615
Interest expense	71,938	103	72,041
Depreciation	1,450	20	1,470
Amortization	2,717	447	3,164
Other significant noncash items:
Provision for credit losses	6,763	—	6,763
Computer software intangible impairment	—	19,721	19,721
Segment assets	2,228,036	62	2,228,098
Expenditures for segment assets	158,263	4,880	163,143

(1) - Includes transfer pricing on average deposits outstanding for the period

Other operating expenses for the core banking segment are occupancy expenses, franchise taxes, FDIC insurance, data processing expenses, administrative expenses and other operating expenses, which can all be seen on the Consolidated Statements of Income. Additionally, board expenses, shareholder expenses, settlement costs, workout expenses, and fees for brokered deposits, makeup the other operating expense line item on the Consolidated Statements of Income. Other operating expenses for the financial technology segment are administrative expenses, armored car services, and computer software amortization.

The core banking segment reported segment profit before income taxes of $9.5 million for the year ended December 31, 2024, compared to $32.9 million for the year ended December 31, 2023. The decrease in core banking segment profit or loss was primarily related to:

•	higher interest expense due primarily to higher rates on deposits and higher balances of interest bearing deposits, specifically money market and time deposits;
•	higher provision for credit losses due primarily to loan growth, charge offs taken in 2024, as well as increasing qualitative factors within our model assumptions for increased levels of past dues and potential weaknesses in underlying collateral for certain asset classes;
•	higher other operating expenses due primarily to increases in meals and entertainment, board and shareholder expenses, settlement and workout costs, DDA losses, and brokered deposits fees.

The financial technology segment reported segment loss before income taxes of $23.4 million for the year ended December 31, 2024, compared to segment loss of $71,000 for the year ended December 31, 2023. The increase in financial technology segment loss was primarily related to:

•	impairment of the computer software intangible asset. The impairment charge of $19.7 million reduced fully the carrying value of the Company's intangible asset of $19.1 million and the related prepaid asset of $621,000, consisting of the enhanced value of cloud development expenses;
•	higher salaries and employee benefits as well as outside services, primarily due to the development of the Avenu SaaS software program;
•	lower transfer pricing income for 2024 due primarily to lower deposit balances in the financial technology segment in 2024 compared to 2023.

	For the Year ended December 31, 2023
2023	Core Banking	Financial Technology	Consolidated
Interest income - loans, including fees - (1)	$114,120	$2,362	$116,482
Interest income - investments, other	7,939	—	7,939
Service charge income	1,281	868	2,149
Other fee income	1,191	—	1,191
Total	$124,531	$3,230	$127,761

Less:
Interest expense - deposits	42,850	18	42,868
Interest expense - subordinated debt, other	4,811	—	4,811
Total consolidated interest expense	47,661	18	47,679
Segment gross profit	$76,870	$3,212	$80,082
Less:
Provision for credit losses	1,642	—
Salaries and employee benefits	26,688	1,579
Furniture and equipment expenses	2,431	356
Advertising and marketing	2,208	135
Outside Services	1,206	838
Other Operating expenses	9,800	375
Total Non-Interest Expense	43,975	3,283
Segment profit (loss)	$32,895	$(71)	$32,824

Other segment disclosures
Interest income	122,059	2,362	124,421
Interest expense	47,661	18	47,679
Depreciation	1,242	20	1,262
Amortization	1,483	—	1,483
Other significant noncash items:
Provision for credit losses	1,642	—	1,642
Segment assets	2,020,693	14,739	2,035,432
Expenditures for segment assets	138,761	5,508	144,269

(1) Includes transfer pricing on average deposits outstanding for the period

Other operating expenses for the core banking segment are occupancy expenses, franchise taxes, FDIC insurance, data processing expenses, administrative expenses and other operating expenses, which can all be seen on the Consolidated Statements of Income. Additionally, board expenses, shareholder expenses, and settlement costs, makeup the other operating expense line item on the Consolidated Statements of Income. Other operating expenses for the financial technology segment are administrative expenses and armored car services.

The core banking segment reported segment profit before income taxes of $32.9 million for the year ended December 31, 2023, compared to $33.8 million for the year ended December 31, 2022. The decrease in core banking segment profit was primarily related to:

•	lower provision for credit losses in 2023 due primarily to less loan growth in 2023 compared to 2022. Loan originations for the years ended December 31, 2023 and December 31, 2022 were $447.6 million and $599.9 million.

The financial technology segment reported segment loss before income taxes of $71,000 for the year ended December 31, 2023, compared to segment loss of $439,000 for the year ended December 31, 2022. The decrease in financial technology segment loss was primarily related to:

•	higher transfer pricing income for 2023 due primarily to the increasing federal funds rate in 2023;
•	higher salaries and employee benefits as well as outside services, primarily due to the development of the Avenu SaaS software program.

	For the Year ended December 31, 2022
2022	Core Banking	Financial Technology	Consolidated
Interest income - loans, including fees - (1)	$77,954	$1,091	$79,045
Interest income - investments, other	4,973	—	4,973
Service charge income	1,414	1,006	2,420
Other fee income	2,241	—	2,241
Total	$86,582	$2,097	$88,679

Less:
Interest expense - deposits	10,080	6	10,086
Interest expense - subordinated debt, other	3,283	—	3,283
Total consolidated interest expense	13,363	6	13,369
Segment gross profit	$73,219	$2,091	$75,310
Less:
Provision for loan losses	2,398	—
Salaries and employee benefits	22,623	1,178
Furniture and equipment expenses	2,658	128
Advertising and marketing	1,993	311
Outside services	1,532	543
Other operating expenses	8,188	370
Total non-interest expense	39,392	2,530
Segment profit (loss)	$33,827	$(439)	$33,388

Other segment disclosures
Interest income	82,927	1,091	84,018
Interest expense	13,363	6	13,369
Depreciation	1,274	5	1,279
Amortization	1,300	—	1,300
Other significant noncash items:
Provision for loan losses	2,398	—	2,398
Segment assets	1,868,944	9,253	1,878,197
Expenditures for segment assets	503,542	6,656	510,198

(1) Includes transfer pricing on average deposits outstanding for the period

Other operating expenses for the core banking segment are occupancy expenses, franchise taxes, FDIC insurance, data processing expenses, administrative expenses and other operating expenses, which can all be seen on the Consolidated Statements of Income. Additionally, board expenses, shareholder expenses, armored car services, and ATM expenses, makeup the other operating expense line item on the Consolidated Statements of Income. Other operating expenses for the financial technology segment are administrative expenses and armored car services.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2024. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

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

Management, including the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

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

The 2024 consolidated financial statements have been audited by the independent registered public accounting firm of Yount, Hyde, & Barbour. P.C. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representation made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the consolidated financial statements.

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to our directors, executive officers, and certain corporate governance practices is contained in our Proxy Statement for our 2024 Annual Meeting of Shareholders (the “Proxy Statement”) or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2024. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our Proxy Statement or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2024.

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
4.2

Description of the Registrant’s Securities Registered pursuant to section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K filed on March 23, 2021)

4.3

Deposit Agreement, dated as of September 15, 2020, by and among the Company, American Stock Transfer and Trust Company, LLC, and the holder from time to time of the Depositary Receipts decided therein (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 15, 2020)

4.4	Form of Depositary Receipt representing the Depositary Shares (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on September 15, 2020)
4.5	Form of Fixed-to-Floating Rate Subordinated Notes Due 2031 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 7, 2021)
4.6	Form of 4.00% Fixed-to-Floating Rate Subordinated Notes Due 2032 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 2, 2022)
10.1	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-12B filed on February 15, 2019)
10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-12B filed on February 15, 2019)
10.3	Employment Agreement with Jeff W. Dick (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12B filed on February 15, 2019)
10.4	Employment Agreement with Abdulhamid Hersiburane (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 21, 2022)
10.5	Employment Agreement with Thomas J. Chmelik (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-12B filed on February 15, 2019)
10.6	2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 16, 2024)
10.7	Subordinated Note Purchase Agreement Dated as of April 6, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 7, 2021)
10.8

Form of Subordinated Note Purchase Agreement, dated March 1, 2022, between the Company and certain accredited investors and qualified institutional buyers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2022)

10.9	Form of Indemnification Agreement with each of Jeff W. Dick, Thomas J. Chmelik and Abdul Hersiburane (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 21, 2022)
10.10	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 23, 2023).
19.0	Insider Trading Policies and Procedures
21.1	Subsidiaries of the Registrant
23.1	Consent of Yount, Hyde & Barbour, P.C.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification
97.1	Policy Relating to the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company's Form 10-K filed on March 20, 2024
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

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

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: March 14, 2025	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 2025	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2025		/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer and Director
(Principal Financial Officer)

Date: March 14, 2025		/s/ Richard A. Vari
Richard A. Vari
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 14, 2025		/s/ Charles C. Brockett
Charles C. Brockett
Director

Date: March 14, 2025		/s/ Paul Thomas Haddock
Paul Thomas Haddock
Director

Date: March 14, 2025		/s/ Patsy I. Rust
Patsy I. Rust
Director

Date: March 14, 2025		/s/ Terry M. Saeger
Terry M. Saeger
Director

Date: March 14, 2025		/s/ Darrell Green
Darrell Green
Director

Date: March 14, 2025		/s/ Russell Echlov
Russell Echlov
Director

Date: March 14, 2025		/s/ Rafael DeLeon
Rafael DeLeon
Director