Form 10-K/A
period 2024-12-31
MainStreet Bancshares, Inc.
filed 2025-03-20
CIK 1693577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)
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
Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the United States Securities and Exchange Commission on March 14, 2025 (the “Original Report’).

This Amendment amends the Cover Page of the Original Report to indicate by check mark that the Company is a “smaller reporting company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. The specific disclosure was inadvertently omitted from the Original Report.

Except as described above, no other changes have been made to the Original Report. This Amendment does not reflect any events occurring after the filing of the Original Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINSTREET BANCSHARES, INC.

Date: March 20, 2025	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer and Director
(Principal Financial Officer)

2