Form 10-Q
period 2025-03-31
MainStreet Bancshares, Inc.
filed 2025-05-09
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2025, there were 7,704,037 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition as of  March 31, 2025 and December 31, 2024 (Dollars in thousands, except per share data)

	At March 31, 2025 (unaudited)	At December 31, 2024 (*)
Assets
Cash and due from banks	$18,385	$21,351
Interest-bearing deposits at other financial institutions	159,582	161,866
Federal funds sold	24,673	24,491
Cash and cash equivalents	202,640	207,708
Investment securities available-for-sale (AFS), at fair value	55,935	55,747
Investment securities held-to-maturity (HTM), at amortized cost, net of allowance for credit losses of $0 and $0, respectively	15,657	16,078
Restricted securities, at amortized cost	33,611	30,623
Loans, net of allowance for credit losses of $19,460 and $19,450, respectively	1,811,789	1,810,556
Premises and equipment, net	13,020	13,287
Accrued interest and other receivables	9,607	11,311
Bank owned life insurance	39,809	39,507
Other assets	40,777	43,281
Total Assets	$2,222,845	$2,228,098
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$345,319	$324,307
Interest-bearing demand deposits	106,033	139,780
Savings and NOW deposits	124,049	64,337
Money market deposits	511,925	560,082
Time deposits	820,999	819,288
Total deposits	1,908,325	1,907,794
Subordinated debt, net	72,138	73,039
Allowance for credit losses on off-balance sheet credit exposure	287	287
Other liabilities	32,477	38,987
Total Liabilities	2,013,227	2,020,107
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding at March 31, 2025 and December 31, 2024	27,263	27,263
Common stock, $4.00 par value, 15,000,000 shares authorized; issued and outstanding 7,703,197 shares (including 251,042 nonvested shares) at March 31, 2025 and 7,603,765 shares (including 237,717 nonvested shares) at December 31, 2024	29,810	29,466
Capital surplus	67,612	67,823
Retained earnings	92,305	91,150
Accumulated other comprehensive loss	(7,372)	(7,711)
Total Stockholders’ Equity	209,618	207,991
Total Liabilities and Stockholders’ Equity	$2,222,845	$2,228,098

*         Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 (Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Interest Income
Interest and fees on loans	$31,111	$30,582
Interest and dividends on investments securities
U.S. government agencies	37	30
Mortgage-backed securities	86	102
Tax-exempt obligations of states and political subdivisions	263	270
Taxable obligations of states and political subdivisions	64	64
Other	233	239
Interest on interest-bearing deposits at other financial institutions	946	889
Interest on federal funds sold	223	293
Total Interest Income	32,963	32,469
Interest Expense
Interest on interest-bearing demand deposits	1,048	1,814
Interest on savings and NOW deposits	221	157
Interest on money market deposits	5,276	5,092
Interest on time deposits	9,031	8,808
Interest on federal funds purchased	65	107
Interest on Federal Home Loan Bank advances	—	46
Interest on subordinated debt	812	820
Total Interest Expense	16,453	16,844
Net Interest Income	16,510	15,625
Provision For Credit Losses - Loans	—	164
Recovery of Credit Losses - Off-Balance Sheet Credit Exposure	—	(359)
Net Interest Income After Provision For (Recovery of) Credit Losses	16,510	15,820
Non-Interest Income
Deposit account service charges	530	469
Bank owned life insurance income	302	292
Gain on retirement of subordinated debt	60	—
Other fee income	47	35
Total Non-Interest Income	939	796
Non-Interest Expense
Salaries and employee benefits	8,385	7,488
Furniture and equipment expenses	1,016	935
Advertising and marketing	481	454
Occupancy expenses	396	435
Outside services	1,173	774
Franchise Tax	524	557
FDIC Insurance	360	330
Data Processing	362	312
Administrative expenses	229	242
Other operating expenses	1,388	954
Total Non-Interest Expense	14,314	12,481
Income Before Income Taxes	3,135	4,135
Income Tax Expense	682	830
Net Income	$2,453	$3,305
Preferred Stock Dividends	539	539
Net Income Available to Common Shareholders	$1,914	$2,766
Earnings Per Common Share:
Basic	$0.25	$0.36
Diluted	$0.25	$0.36

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024 (Dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Comprehensive Income, net of taxes
Net Income	$2,453	$3,305
Other comprehensive income (loss), net of tax expense (benefit):
Unrealized gain (loss) on available-for-sale securities arising during the period (net of tax expense (benefit), $101 and ($109), respectively, for the three months ended March 31).	339	(452)
Other comprehensive income (loss)	339	(452)
Comprehensive Income	$2,792	$2,853

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024 (Dollars in thousands, except per share data)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2024	$27,263	$29,466	$67,823	$91,150	$(7,711)	$207,991
Vesting of restricted stock	—	444	(444)	—	—	—
Stock based compensation expense	—	—	579	—	—	579
Common stock repurchased	—	(100)	(346)	—	—	(446)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(759)	—	(759)
Net income	—	—	—	2,453	—	2,453
Other comprehensive income	—	—	—	—	339	339
Balance, March 31, 2025	$27,263	$29,810	$67,612	$92,305	$(7,372)	$209,618

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2023	$27,263	$29,198	$65,985	$106,549	$(7,478)	$221,517
Cumulative change in accounting principle (Note 1)	—	—	—	(217)	—	(217)
Vesting of restricted stock	—	408	(408)	—	—	—
Stock based compensation expense	—	—	690	—	—	690
Common stock repurchased	—	(92)	(327)	—	—	(419)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(764)	—	(764)
Net income	—	—	—	3,305	—	3,305
Other comprehensive loss	—	—	—	—	(452)	(452)
Balance, March 31, 2024	$27,263	$29,514	$65,940	$108,334	$(7,930)	$223,121

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the three months ended March 31,	2025	2024
Cash Flows from Operating Activities
Net income	$2,453	$3,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	1,090	750
Amortization of right-of-use assets	129	123
Deferred income tax expense (benefit)	(212)	490
Gain on retirement of subordinated debt	(60)	—
Loss on disposal of premises and equipment	—	13
Recovery of credit losses, net	—	(195)
Stock based compensation expense	579	690
Income from bank owned life insurance	(302)	(292)
Subordinated debt amortization expense	99	99
Change in:
Accrued interest receivable and other receivables	1,704	1,663
Other assets	2,481	(4,634)
Other liabilities	(6,510)	1,631
Net cash provided by operating activities	1,451	3,643
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	682	579
Purchases	(502)	—
Activity in held-to-maturity securities:
Maturities	370	—
Calls	35	—
Purchases of restricted securities	(3,531)	(110)
Purchases of restricted investment in bank stock	(132)	(1,500)
Redemption of restricted investment in bank stock	—	1,425
Net increase in loan portfolio	(1,233)	(22,137)
Proceeds from sale of premises and equipment	—	83
Purchase of premises and equipment	(55)	(607)
Computer software developed	—	(1,034)
Net cash used in investing activities	(4,366)	(23,301)
Cash Flows from Financing Activities
Net increase (decrease) in non-interest bearing demand deposits	21,012	(15,661)
Net increase (decrease) in interest bearing demand, savings, and time deposits	(20,481)	62,269
Net decrease in federal funds purchased	—	(15,000)
Retirement of subordinated debt	(940)	—
Cash dividends paid on preferred stock	(539)	(539)
Cash dividends paid on common stock	(759)	(764)
Repurchases of common stock	(446)	(419)
Net cash (used in) provided by financing activities	(2,153)	29,886
Increase (decrease) in Cash and Cash Equivalents	(5,068)	10,228
Cash and Cash Equivalents, beginning of period	207,708	114,513
Cash and Cash Equivalents, end of period	$202,640	$124,741
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$16,203	$16,279
Cash paid during the period for income taxes	$—	$—
Net unrealized gain (loss) on securities available-for-sale	$440	$(561)
Net cumulative change in accounting principle	$—	$(217)

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

On April 18, 2019, the Company completed the registration of its common stock with the Securities Exchange Commission (the “SEC”) through its filing of a General Form for Registration of Securities on Form 10 (“Form 10”), pursuant to Section 12(b) of the Securities Exchange Act of 1934. The Company was considered an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act,” and as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act” through the quarter ended September 30, 2024. The Company is no longer considered an emerging growth company but is an accelerated filer effective with the filing of the December 31, 2024 form 10-K. We are also a “smaller reporting company” as defined in Exchange Act Rule 12b-2. As such, we may elect to comply with certain reduced public company reporting requirements in future reports that we file with the SEC.

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

In the first quarter of 2025, the Company decided to pivot away from its Banking-as-a-service initiative and its fintech core platform Avenu, to focus on core community banking activities. Originally developed to increase low cost deposits and non-interest income, the timeline for expected return on invested capital extended beyond the Company's expected plan.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2024 have been derived from the audited consolidated financial statements. These interim period financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K for the year ended December 31, 2024, filed by the Company with the SEC on March 14, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period. The Company’s significant accounting policies followed in preparation of the unaudited consolidated financial statements, are disclosed in Note 1 of the 2024 Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2024.

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

Recently Adopted Accounting Developments

In  November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosure about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures about a reportable segment profit or loss and assets currently required by FASB ASU Topic 280 in interim periods, and the title and position of the CODM and how the CODM uses the reportable measures. Additionally, this ASU requires that at least one of the reportable segment profit and loss measures should be the measure that is most consistent with the measurement principals used in an entity's consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024. On  December 31, 2024, the Company adopted ASU 2023-07. Refer to Note 9 for updated interim disclosures due to the adoption of ASU 2023-07.

In March 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-01, “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards”. This ASU provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. ASU 2024-01 was effective for the Company on January 1, 2025 and there was no material impact to the consolidated financial statements.

In March 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concepts Statements”. This ASU contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. ASU 2024-02 was effective for the Company on January 1, 2025 and there was no material impact to the consolidated financial statements.

Impact of Recently Issued Accounting Pronouncements

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

In   November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. In January 2025, the FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after  December 15, 2026, and interim periods within annual reporting periods beginning after  December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03  may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Note 2. Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss. The Company did not record an allowance for credit losses ("ACL") on its securities available-for-sale or held-to-maturity portfolio as of March 31, 2025 and  December 31, 2024.

Investment securities available-for-sale was comprised of the following:

	March 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$21,134	$6	$(3,652)	$17,488
Subordinated Debt	8,970	—	(926)	8,044
Preferred Stock	456	—	—	456
Municipal Securities:
Taxable	10,617	—	(2,164)	8,453
Tax-exempt	21,988	—	(2,820)	19,168
U.S. Governmental Agencies	2,344	5	(23)	2,326
Total	$65,509	$11	$(9,585)	$55,935

Investment securities held-to-maturity was comprised of the following:

	March 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$13,157	$2	$(292)	$12,867
Subordinated Debt	2,500	—	(13)	2,487
Total	$15,657	$2	$(305)	$15,354

Investment securities available-for-sale was comprised of the following:

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$21,298	$—	$(4,105)	$17,193
Subordinated Debt	8,971	—	(1,064)	7,907
Preferred Stock	453	—	—	453
Municipal Securities:
Taxable	10,623	—	(2,422)	8,201
Tax-exempt	22,024	—	(2,403)	19,621
U.S. Governmental Agencies	2,392	4	(24)	2,372
Total	$65,761	$4	$(10,018)	$55,747

Investment securities held-to-maturity was comprised of the following:

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$13,578	$1	$(200)	$13,379
Subordinated Debt	2,500	—	(14)	2,486
Total	$16,078	$1	$(214)	$15,865

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions. The Company’s HTM securities ACL was immaterial at   March 31, 2025 and  December 31, 2024.

The following table presents the amortized cost of HTM securities as of  March 31, 2025 and  December 31, 2024 by security type and credit rating:

(Dollars in thousands)	Municipal Securities	Subordinated Debt	Total HTM securities
March 31, 2025
Credit Rating:
AAA/AA/A	$13,157	$—	$13,157
Not Rated - Non Agency	—	2,500	2,500
Total	$13,157	$2,500	$15,657
December 31, 2024
Credit Rating:
AAA/AA/A	$13,578	$—	$13,578
Not Rated - Non Agency	—	2,500	$2,500
Total	$13,578	$2,500	$16,078

As of  March 31, 2025 and  December 31, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of  March 31, 2025 and  December 31, 2024.

The scheduled maturities of securities available-for-sale and held-to-maturity at  March 31, 2025 were as follows:

	March 31, 2025
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$995	$—	$—
Due from one to five years	—	—	4,016	3,984
Due from after five to ten years	14,458	13,188	5,939	5,869
Due after ten years	50,051	41,752	5,702	5,501
Total	$65,509	$55,935	$15,657	$15,354

The scheduled maturities of securities available-for-sale and held-to-maturity at  December 31, 2024 were as follows:

	December 31, 2024
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$993	$370	$370
Due from one to five years	—	—	4,017	3,973
Due from after five to ten years	14,430	12,997	5,945	5,886
Due after ten years	50,331	41,757	5,746	5,636
Total	$65,761	$55,747	$16,078	$15,865

Securities with a fair value of $396,000 and $394,000 were pledged at March 31, 2025 and December 31, 2024, respectively.

The following tables summarize the fair value and unrealized loss positions of securities available-for-sale as of March 31, 2025 and December 31, 2024, aggregated by security type and length of time that individual securities have been in a continuous loss position:

	March 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$16,896	$(3,652)	$16,896	$(3,652)
Subordinated Debt	215	(34)	7,329	(892)	7,544	(926)
Municipal securities:
Taxable	—	—	8,453	(2,164)	8,453	(2,164)
Tax-exempt	3,018	(46)	16,150	(2,774)	19,168	(2,820)
U.S. Governmental Agencies	—	—	609	(23)	609	(23)
Total	$3,233	$(80)	$49,437	$(9,505)	$52,670	$(9,585)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$17,105	$(4,105)	$17,105	$(4,105)
Subordinated Debt	215	(35)	7,191	(1,029)	7,406	(1,064)
Municipal Securities:
Taxable	—	—	8,201	(2,422)	8,201	(2,422)
Tax-exempt	2,658	(36)	16,593	(2,367)	19,251	(2,403)
U.S. Government Agencies	—	—	614	(24)	614	(24)
Total	$2,873	$(71)	$49,704	$(9,947)	$52,577	$(10,018)

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

At  March 31, 2025, there were six tax-exempt municipal securities with a fair value totaling $3.0 million and one subordinated debt security totaling $215,000 in an unrealized loss position of less than 12 months. At  March 31, 2025, there were twenty-two collateralized mortgage backed securities with fair values totaling $16.9 million, nineteen subordinated debt securities totaling $7.3 million, twenty-eight tax-exempt municipal securities with a fair value totaling $16.2 million, eleven taxable municipal securities with fair values totaling $8.5 million, and six government agency securities with a fair value totaling $609,000 in an unrealized loss position of more than 12 months.

The Company periodically invests in New Market Tax Credit (NMTC) opportunities, related primarily to certain community development projects. The Company receives tax credits related to these investments, for which the Company typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. These tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. On  January 1, 2024, the Company transitioned from the equity method of accounting and began applying the proportional amortization method of accounting to its qualifying new markets tax credit investments in addition to its low income housing tax credit partnerships already subject to the proportional amortization method. At March 31, 2025 and December 31, 2024, the balance of the investments in new market tax credits was $12.4 million and $9.4 million. These balances are reflected in the restricted securities at amortized cost line on the consolidated statements of financial condition. During the three-month period ended  March 31, 2025 and 2024, the Company recognized amortization expense of $501,000 and $263,000, respectively, which was included within the income tax expense line item on the consolidated statements of income and the depreciation, amortization, and accretion, net line item on the consolidated statements of cash flows.

Restricted equity securities also consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $5.3 million and $1.5 million respectively, as of  March 31, 2025, compared to $5.3 million and $1.4 million, respectively, as of  December 31, 2024; $126,800 in Community Bankers Bank stock as of  March 31, 2025 and  December 31, 2024; Low-Income Housing Tax Credits (“LIHTC”) in the amount of $7.4 million and $7.6 million as of  March 31, 2025 and  December 31, 2024; and nonmarketable securities in the amount of $6.7 million as of  March 31, 2025 and  December 31, 2024.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Residential Real Estate:
Single Family	$204,692	$204,357
Multifamily	246,407	234,884
Farmland	225	240
Commercial Real Estate:
Owner Occupied	380,894	372,412
Non-Owner Occupied	552,455	525,792
Construction and Land Development	344,816	393,385
Commercial – Non Real Estate:
Commercial & Industrial	105,180	102,354
Consumer – Non Real Estate:
Unsecured	287	343
Secured	1,045	1,231
Total Gross Loans	1,836,001	1,834,998
Less: Unearned Fees, net	(4,752)	(4,992)
Less: Allowance for Credit Losses - Loans	(19,460)	(19,450)
Net Loans	$1,811,789	$1,810,556

The unsecured consumer loans above include $287,000 and $343,000 of overdrafts reclassified as loans at March 31, 2025 and December 31, 2024, respectively.

The following tables present the amortized cost basis by segments of the loan portfolio summarized by aging categories as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Nonaccrual	Current	Total Loans Receivable
Residential Real Estate:
Single Family	$4,264	$1,676	$—	$4,897	$193,855	$204,692
Multifamily	—	—	—	606	245,801	246,407
Farmland	—	—	—	—	225	225
Commercial Real Estate:
Owner Occupied	4,500	—	—	—	376,394	380,894
Non-Owner Occupied	—	—	—	11,160	541,295	552,455
Construction and Land Development	25,822	3,793	—	35	315,166	344,816
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	4,966	100,214	105,180
Consumer – Non Real Estate:
Unsecured	—	—	—	—	287	287
Secured	—	—	—	—	1,045	1,045
Total	$34,586	$5,469	$—	$21,664	$1,774,282	$1,836,001

	December 31, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Nonaccrual	Current	Total Loans Receivable
Residential Real Estate:
Single Family	$—	$62	$—	$1,162	$203,133	$204,357
Multifamily	—	—	—	—	234,884	234,884
Farmland	—	—	—	—	240	240
Commercial Real Estate:
Owner Occupied	—	—	—	—	372,412	372,412
Non-Owner Occupied	—	—	—	11,160	514,632	525,792
Construction and Land Development	—	—	—	4,235	389,150	393,385
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	5,093	97,261	102,354
Consumer – Non Real Estate:
Unsecured	—	—	—	—	343	343
Secured	—	—	—	—	1,231	1,231
Total	$—	$62	$—	$21,650	$1,813,286	$1,834,998

The following tables summarize the activity in the allowance for credit losses on loans by loan class for the three months ended March 31, 2025 and 2024.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended March 31, 2025	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,478	$11,321	$4,648	$993	$10	$19,450
Charge-offs	—	—	—	—	—	—
Recoveries	2	—	—	7	1	10
Provision for (recovery of) credit losses	12	74	(546)	463	(3)	—
Ending Balance	$2,492	$11,395	$4,102	$1,463	$8	$19,460

	Real Estate
For the three months ended March 31, 2024	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,594	$8,888	$3,575	$1,435	$14	$16,506
Charge-offs	(132)	—	—	—	(9)	(141)
Recoveries	—	—	—	—	2	2
Provision for (recovery of) credit losses	6	860	(248)	(466)	12	164
Ending Balance	$2,468	$9,748	$3,327	$969	$19	$16,531

The following table is a summary of the Company's nonaccrual loans by major categories for the periods indicated.

	March 31, 2025
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Residential Real Estate:
Single Family	$4,897	$—	$4,897
Multifamily	606	—	606
Commercial Real Estate:
Non Owner-Occupied	11,160	—	11,160
Construction and Land Development	35	—	35
Commercial & Industrial	4,597	369	4,966
Total	$21,295	$369	$21,664

	December 31, 2024
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Residential Real Estate:
Single Family	$1,162	$—	$1,162
Commercial Real Estate:
Non Owner-Occupied	11,160	—	11,160
Construction and Land Development	4,235	—	4,235
Commercial & Industrial	5,093	—	5,093
Total	$21,650	$—	$21,650

The following table represents the accrued interest receivables written off by reversing interest income during the three months ended March 31, 2025.

For the three months ended March 31,
2025
(Dollars in thousands)
Residential Real Estate:
Single Family	$90
Multifamily	14
Total	$104

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

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

●	Residential real estate loans, including equity lines of credit, are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Commercial real estate loans can be secured by either owner-occupied commercial real estate or non-owner-occupied investment commercial real estate. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner-occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate where our borrower is the lessor.
●	Construction and land development loans are secured by real property where loan funds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner-user commercial properties.
●	Commercial and industrial loans are generally secured by equipment, inventory, accounts receivable, and other commercial property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans for the periods indicated:

(Dollars in thousands)	March 31, 2025
Residential Real Estate:
Single Family	$9,169
Multifamily	3,773
Commercial Real Estate:
Non-Owner Occupied	11,477
Construction and Land Development	25,811
Commercial & Industrial	8,712
Total	$58,942

(Dollars in thousands)	December 31, 2024
Residential Real Estate:
Single Family	$5,484
Multifamily	3,197
Commercial Real Estate:
Non-Owner Occupied	11,488
Construction and Land Development	28,374
Commercial & Industrial	8,880
Total	$57,423

As of  March 31, 2025, there were two residential real estate loans totaling $592,600 in the process of foreclosure.

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and March 31, 2024.

	March 31, 2025

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial & Industrial	$4,272	4.1%	Interest rate decrease; extended term for eight months
Total	$4,272

	March 31, 2024

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Residential Real Estate:
Single Family	$364	0.2%	Deferred loan payment for three months
Construction and Land Development	12,057	2.9%	Extended term on interest only payments for six months
Commercial & Industrial	743	1.0%	Extended term on interest only payments for three months
Total	$13,164

The Company monitors loan payments on performing and non-performing loans on an ongoing basis to determine if a loan is considered to have a payment default. Of the loans modified during the 12 months prior to borrowers experiencing financial difficulties, only one relationship consisting of two loans for $14.2 million was over 30 days past due as of March 31, 2025 and none were in payment default as of March 31, 2025. Of the loans modified during the 12 months prior to March 31, 2024, to borrowers experiencing financial difficulties, none were past due or in payment default as of March 31, 2024.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Credit quality risk ratings include regulatory classifications of Pass, Watch, Criticized (Special Mention), Classified (Substandard), Doubtful, and Loss. Loans classified as Pass have quality metrics to support that the loan will be repaid according to the terms established. Loans classified as Watch have similar characteristics as Pass loans with some emerging signs of financial weaknesses that should be monitored closer. Loans classified as Watch are included in the Pass totals in the following tables. Loans classified as Criticized have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses  may result in deterioration of prospects for repayment. Loans classified as Classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified Doubtful have all the weaknesses inherent in Classified loans with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a Loss are considered uncollectible and are charged to the allowance for credit losses. Loans not classified are rated Pass.

The following tables summarize the amortized cost basis by aggregate Pass and categories of Criticized and Classified within the Company’s internal risk rating system by year of origination as of March 31, 2025 and December 31, 2024.  The following tables also summarize gross charge-offs, by year of origination as of and for the three months ended March 31, 2025 and as of and for the year ended  December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
March 31, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single Family
Pass	$1,964	$15,955	$43,061	$16,734	$29,971	$59,102	$24,778	$—	$191,565
Criticized	—	500	—	—	—	3,436	—	—	3,936
Classified	—	200	—	1,371	6,217	1,332	71	—	9,191
Total Residential Real Estate - Single Family	$1,964	$16,655	$43,061	$18,105	$36,188	$63,870	$24,849	$—	$204,692
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Multifamily
Pass	$—	$13,128	$13,028	$69,437	$27,106	$61,848	$604	$—	$185,151
Criticized	—	—	26,250	—	11,703	19,514	—	—	57,467
Classified	—	—	—	—	3,183	606	—	—	3,789
Total Residential Real Estate - Multifamily	$—	$13,128	$39,278	$69,437	$41,992	$81,968	$604	$—	$246,407
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$—	$95	$—	$—	$—	$130	$—	$—	$225
Total Residential Real Estate - Farmland	$—	$95	$—	$—	$—	$130	$—	$—	$225
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$19,244	$35,372	$66,516	$80,812	$37,480	$111,270	$24,637	$—	$375,331
Criticized	—	—	4,500	—	1,063	—	—	—	5,563
Total Commercial Real Estate - Owner Occupied	$19,244	$35,372	$71,016	$80,812	$38,543	$111,270	$24,637	$—	$380,894
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$4,122	$42,290	$7,470	$191,776	$55,513	$191,387	$32,859	$—	$525,417
Criticized	—	—	—	—	—	15,560	—	—	15,560
Classified	—	—	11,160	—	—	318	—	—	11,478
Total Commercial Real Estate - Non-Owner Occupied	$4,122	$42,290	$18,630	$191,776	$55,513	$207,265	$32,859	$—	$552,455
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Pass	$612	$652	$5,358	$18,417	$476	$829	$292,437	$—	$318,781
Classified	—	—	—	1,950	—	—	24,085	—	26,035
Total Construction and Land Development	$612	$652	$5,358	$20,367	$476	$829	$316,522	$—	$344,816
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & Industrial
Pass	$4,943	$34,033	$6,595	$10,043	$3,191	$8,651	$28,965	$—	$96,421
Criticized	—	—	—	—	—	—	50	—	50
Classified	—	312	—	—	3,705	1,545	3,147	—	8,709
Total Commercial & Industrial	$4,943	$34,345	$6,595	$10,043	$6,896	$10,196	$32,162	$—	$105,180
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$287	$—	$287
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$287	$—	$287
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$71	$178	$38	$148	$—	$512	$98	$—	$1,045
Total Consumer - Secured	$71	$178	$38	$148	$—	$512	$98	$—	$1,045
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$30,956	$141,703	$142,066	$387,367	$153,737	$433,729	$404,665	$—	$1,694,223
Criticized	—	500	30,750	—	12,766	38,510	50	—	82,576
Classified	—	512	11,160	3,321	13,105	3,801	27,303	—	59,202
Total	$30,956	$142,715	$183,976	$390,688	$179,608	$476,040	$432,018	$—	$1,836,001
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2024
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single Family
Pass	$18,439	$44,460	$17,803	$26,055	$29,482	$32,065	$24,643	$—	$192,947
Criticized	500	—	393	1,596	3,436	—	—	—	5,925
Classified	200	—	—	3,507	1,338	—	440	—	5,485
Total Residential Real Estate - Single Family	$19,139	$44,460	$18,196	$31,158	$34,256	$32,065	$25,083	$—	$204,357
Current period gross charge-offs	$—	$—	$—	$—	$—	$132	$—	$—	$132

Residential Real Estate - Multifamily
Pass	$12,163	$5,314	$69,629	$24,693	$38,226	$23,199	$390	$—	$173,614
Criticized	—	26,250	—	11,703	606	19,514	—	—	58,073
Classified	—	—	—	3,197	—	—	—	—	3,197
Total Residential Real Estate - Multifamily	$12,163	$31,564	$69,629	$39,593	$38,832	$42,713	$390	$—	$234,884
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$106	$—	$—	$—	$—	$134	$—	$—	$240
Total Residential Real Estate - Farmland	$106	$—	$—	$—	$—	$134	$—	$—	$240
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$35,483	$67,043	$81,427	$41,167	$38,446	$79,425	$24,921	$—	$367,912
Criticized	—	4,500	—	—	—	—	—	—	4,500
Classified	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$35,483	$71,543	$81,427	$41,167	$38,446	$79,425	$24,921	$—	$372,412
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$46,243	$7,549	$154,994	$58,931	$46,057	$152,963	$31,903	$—	$498,640
Criticized	—	—	—	—	15,664	—	—	—	15,664
Classified	—	11,160	—	—	328	—	—	—	11,488
Total Commercial Real Estate - Non-Owner Occupied	$46,243	$18,709	$154,994	$58,931	$62,049	$152,963	$31,903	$—	$525,792
Current period gross charge-offs	$—	$740	$—	$—	$—	$—	$—	$—	$740

Construction and Land Development
Pass	$3,149	$5,358	$19,680	$8,849	$718	$234	$325,885	$—	$363,873
Criticized	—	—	—	—	—	—	1,138	—	1,138
Classified	—	—	1,950	—	—	—	26,424	—	28,374
Total Construction and Land Development	$3,149	$5,358	$21,630	$8,849	$718	$234	$353,447	$—	$393,385
Current period gross charge-offs	$—	$289	$—	$259	$3,136	$—	$—	$—	$3,684

Commercial & Industrial
Pass	$32,769	$7,197	$10,237	$3,793	$2,026	$7,550	$29,902	$—	$93,474
Classified	319	—	—	3,712	—	1,600	3,249	—	8,880
Total Commercial & Industrial	$33,088	$7,197	$10,237	$7,505	$2,026	$9,150	$33,151	$—	$102,354
Current period gross charge-offs	$4	$—	$—	$—	$—	$—	$—	$—	$4

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$343	$—	$343
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$343	$—	$343
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$187	$41	$184	$—	$13	$721	$85	$—	$1,231
Total Consumer - Secured	$187	$41	$184	$—	$13	$721	$85	$—	$1,231
Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$—	$9

Total
Pass	$148,539	$136,962	$353,954	$163,488	$154,968	$296,291	$438,072	$—	$1,692,274
Criticized	500	30,750	393	13,299	19,706	19,514	1,138	—	85,300
Classified	519	11,160	1,950	10,416	1,666	1,600	30,113	—	57,424
Total	$149,558	$178,872	$356,297	$187,203	$176,340	$317,405	$469,323	$—	$1,834,998
Current period gross charge-offs	$4	$1,029	$—	$259	$3,136	$141	$—	$—	$4,569

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., the commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $287,000 and $650,000 at March 31, 2025 and March 31, 2024, is separately classified on the balance sheet.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposure for the three months ended March 31, 2025 and 2024, respectively.

Three months ended March 31, 2025	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, December 31, 2024	$287
Balance, March 31, 2025	$287

Three months ended March 31, 2024	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, December 31, 2023	$1,009
Recovery of off-balance sheet credit losses, net	(359)
Balance, March 31, 2024	$650

Note 4. Derivatives and Risk Management Activities

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

The following tables summarize key elements of the Company’s derivative instruments as of March 31, 2025 and December 31, 2024.

March 31, 2025
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$215,165	39	$—	$17,233	$—
Matched interest rate swap with counterparty	$215,165	39	$17,233	$—	$—

December 31, 2024
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$230,417	43	$—	$21,715	$—
Matched interest rate swap with counterparty	$230,417	43	$21,715	$—	$—

The Company is able to recognize fee income upon execution of the interest rate swap contract. The Company did not record any interest rate swap fee income for the three months ended March 31, 2025 or 2024.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of March 31, 2025, and December 31, 2024, the Bank’s entire portfolio of available for sale securities are considered to be Level 2 securities, with the exception of one subordinated debt security and one preferred stock security which are considered Level 3.

Derivative asset (liability) – interest rate swaps on loans

As discussed in “Note 4: “Derivatives and Risk Management Activities”, the Bank recognizes interest rate swaps at fair value on a recurring basis. The Bank has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques and therefore classifies such interest rate swaps as Level 2.

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$17,488	$—	$17,488
Subordinated Debt	—	7,794	250	8,044
Preferred Stock	—	—	456	456
Municipal Securities:
Taxable	—	8,453	—	8,453
Tax-exempt	—	19,168	—	19,168
U.S. Government Agencies	—	2,326	—	2,326
Derivative asset – interest rate swap on loans	—	17,233	—	17,233
Total	$—	$72,462	$706	$73,168
Liabilities:
Derivative liability – interest rate swap on loans	$—	$17,233	$—	$17,233
Total	$—	$17,233	$—	$17,233

	December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$17,193	$—	$17,193
Subordinated Debt	—	7,657	250	7,907
Preferred Stock	—	—	453	453
Municipal Securities:
Taxable	—	8,201	—	8,201
Tax-exempt	—	19,621	—	19,621
U.S. Government Agencies	—	2,372	—	2,372
Derivative asset – interest rate swap on loans	—	21,715	—	21,715
Total	$—	$76,759	$703	$77,462
Liabilities:
Derivative liability – interest rate swap on loans	$—	$21,715	$—	$21,715
Total	$—	$21,715	$—	$21,715

The table below shows the activity to the fair value of level three instruments during the three months ended March 31, 2025.

Reconciliation of Level 3 Inputs
(Dollars in thousands)
December 31, 2024 fair value	$703
Change in fair value (1)	3
March 31, 2025 fair value	$706

(1) - The change in fair value from December 31, 2024 to March 31, 2025 is due to accretion of the underlying security given that it was purchased at a discount. The change in fair value is not due to fluctuating market conditions.

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The Company did not have any assets that were measured at fair value on a nonrecurring basis as  December 31, 2024. The following table summarizes the value of the Bank's assets as of   March 31, 2025 that were measured at fair value on a nonrecurring basis during the period:

	March 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent loans with a specific reserve
Commercial & Industrial	$—	$—	$134	$134
Total	$—	$—	$134	$134

	Fair Value Measurements at March 31, 2025
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Collateral dependent loans with a specific reserve
Commercial & Industrial	$134	Appraisals/Discounted Cash Flows	Discount to reflect current market conditions or cash flows and estimated selling costs.	3% - 10%
Total	$134

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

March 31, 2025	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$202,640	$202,640	$202,640	$—	$—
Securities:
Available-for-sale	55,935	55,935	—	55,229	706
Held-to-maturity	15,657	15,354	—	15,354	—
Restricted securities	33,611	33,611	—	33,611	—
Loans, net	1,811,789	1,808,292	—	—	1,808,292
Derivative asset – interest rate swap on loans	17,233	17,233	—	17,233	—
Bank owned life insurance	39,809	39,809	—	39,809	—
Accrued interest receivable	9,107	9,107	—	9,107	—
Liabilities:
Deposits	$1,908,325	$1,908,604	$—	$1,087,326	$821,278
Subordinated debt, net	72,138	67,658	—	67,658	—
Derivative liability – interest rate swaps on loans	17,233	17,233	—	17,233	—
Accrued interest payable	3,065	3,065	—	3,065	—

December 31, 2024	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$207,708	$207,708	$207,708	$—	$—
Securities:
Available-for-sale	55,747	55,747	—	55,044	703
Held-to-maturity	16,078	15,865	—	15,865	—
Restricted equity securities	30,623	30,623	—	30,623	—
Loans, net	1,810,556	1,806,846	—	—	1,806,846
Derivative asset – interest rate swap on loans	21,715	21,715	—	21,715	—
Bank owned life insurance	39,507	39,507	—	39,507	—
Accrued interest receivable	9,059	9,059	—	9,059	—
Liabilities:
Deposits	$1,907,794	$1,910,018	$—	$1,088,506	$821,512
Subordinated debt, net	73,039	67,239	—	67,239	—
Derivative liability – interest rate swaps on loans	21,715	21,715	—	21,715	—
Accrued interest payable	3,362	3,362	—	3,362	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. Assumptions utilized in the aggregation of fair value of our loan portfolio include prepayment rates, probability of default and loss given default, and discount rates on cash flows. Our third party valuation utilizes average data by homogenous loan segments nationwide and may not properly reflect the characteristics of our specific portfolio. There were no changes in methodologies or transfers between levels at March 31, 2025 and December 31, 2024.

Note 6. Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which then shared in the earnings of the Company. There were no such potentially dilutive securities outstanding in 2025 or 2024.

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

	For the Three Months Ended March 31,
(Dollars in thousands, except for share and per share data)	2025	2024
Net income	$2,453	$3,305
Preferred stock dividends	(539)	(539)
Net income available to common shareholders	$1,914	$2,766
Weighted average number of common shares issued, basic and diluted	7,636,191	7,611,990
Earnings per common share:
Basic and diluted earnings per common share	$0.25	$0.36

Note 7. Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes, as of March 31, 2025 and December 31, 2024:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Unrealized loss on investment securities available-for-sale	$(9,574)	$(10,014)
Tax benefit	2,202	2,303
Total accumulated other comprehensive loss	$(7,372)	$(7,711)

Note 8. Leases

Lessee Arrangements -  Right-of-use assets and lease liabilities are included in other assets and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

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

The following table presents the balance of leases as of March 31, 2025 and December 31, 2024, and activity in leases for the three months ended March 31, 2025 and 2024, respectively:

	As of March 31,	As of December 31,
(Dollars in thousands)	2025	2024
Lease liabilities	$6,349	$6,474
Right-of-use assets	$5,632	$5,761
Weighted-average remaining lease term – operating leases (in months).	143.2	145.4
Weighted-average discount rate – operating leases	2.81%	2.81%

	For the three months ended March 31,
(Dollars in thousands)	2025	2024
Lease Cost
Operating lease cost	$174	$171
Total lease costs	$174	$171
Cash paid for amounts included in measurement of lease liabilities	$170	$163

As of  March 31, 2025 and  December 31, 2024, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of  March 31, 2025 is as follows:

(Dollars in thousands)
2025	$522
2026	709
2027	588
2028	594
2029	605
Thereafter	4,363
Total undiscounted cash flows	7,381
Discount	(1,032)
Lease liabilities	$6,349

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

Note 9: Segment Reporting

Segment performance is evaluated using income before income taxes. Indirect expenses are allocated on revenue. Transactions among segments are made at fair value. Information reported internally for performance assessment by the chief operating decision makers follows, inclusive of reconciliations of significant segment totals to the financial statements:

	Three months ended March 31, 2025
(Dollars in thousands)	Core Banking	Financial Technology	Consolidated
Interest income - loans, including fees - (1)	$30,776	$335	$31,111
Interest income - investments, other	1,852	—	1,852
Service charge income	308	222	530
Other fee income	409	—	409
Total	$33,345	$557	$33,902
Less:
Total consolidated interest expense	16,406	47	16,453
Segment gross profit	$16,939	$510	$17,449
Less:
Salaries and employee benefits	6,894	1,491	8,385
Furniture and equipment expenses	718	298	1,016
Advertising and marketing	417	64	481
Outside services	399	774	1,173
Other operating expenses	3,150	109	3,259
Total non-interest expense	11,578	2,736	14,314
Segment profit (loss)	$5,361	$(2,226)	$3,135

Segment assets	2,222,779	66	2,222,845

(1) - Includes transfer pricing on average deposits outstanding for the period

	Three months ended March 31, 2024
(Dollars in thousands)	Core Banking	Financial Technology	Consolidated
Interest income - loans, including fees - (1)	$30,092	$490	$30,582
Interest income - investments, other	1,887	—	1,887
Service charge income	315	154	469
Other fee income	327	—	327
Total	$32,621	$644	$33,265
Less:
Total consolidated interest expense	16,838	6	16,844
Segment gross profit	$15,783	$638	$16,421
Less:
Provision for credit losses	(195)	—	(195)
Salaries and employee benefits	7,117	371	7,488
Furniture and equipment expenses	779	156	935
Advertising and marketing	427	27	454
Outside services	371	403	774
Other operating expenses	2,723	107	2,830
Total non-interest expense	11,222	1,064	12,286
Segment profit (loss)	$4,561	$(426)	$4,135

Segment assets	2,054,247	15,768	2,070,015

(1) - Includes transfer pricing on average deposits outstanding for the period

The Software as a Service (SaaS) solution related to Avenu was deployed in October 2024. Once the software was deployed, the capitalization of certain costs ceased. During the three months ended March 31, 2025, costs that were incurred related to the software were expensed rather than capitalized, which caused the fluctuation in the segment loss for the Financial Technology segment compared to the three months ended March 31, 2024.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2024, previously filed with the SEC on March 14, 2025. Results for the three months ended March 31, 2025 are not necessarily indicative of results for the year ending December 31, 2025 or any future period.

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

●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;

●	liquidity, interest rate and operational risks associated with our business;

●	implications of our status as a smaller reporting company;

●	a work stoppage, forced quarantine, or other interruption or the unavailability of key employees;

●	volatility in the financial institution industry, including failures and/or rumors of possible failures of other financial institutions and actions by regulatory authorities in response thereto;

●	litigation or governmental actions;

●	impairment of a material asset; and

●	other risk factors and information included in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q.

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

Economic Impact of Federal Spending Reductions

The Company recognizes that the economic impact of federal spending reductions, including dismissals of federal employees in the Company’s primary market areas, may have an adverse effect on the Company, particularly after severance payments to terminated federal employees have expired. In addition, consumer confidence and the strength of the US dollar may have been negatively affected by uncertainty associated with proposed tariffs on many imports. We cannot assure you that the economic impacts of these actions would not be material and adverse to our business, financial condition, or results of operations.

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

MainStreet Bank

MainStreet Bank is a community commercial bank incorporated in and chartered by the Commonwealth of Virginia. The Bank is a member of the Federal Reserve Bank of Richmond, and its deposits are insured by the FDIC. The Bank opened for business on May 26, 2004, and is headquartered in Fairfax, Virginia. We currently operate six Bank branches; located in Herndon, Fairfax, McLean, Clarendon, and Leesburg in Virginia, and one in Washington D.C.

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

The Company's business is conducted through two reportable segments; Core Banking and Financial Technology. Core Banking encompasses the community bank where we offer a full range of banking services to individuals, small to medium-sized businesses and professionals through both traditional and electronic delivery. The Financial Technology segment provides services to money service business, payment processors, and Banking as a Service ("BaaS") for fintechs, social media solutions, application developers, money movers and entrepreneurs who want to embed financials services into their solutions. As of March 31, 2025, the Company has pivoted away from operating BaaS services. Activity resulting from this business line for the quarters ended March 31, 2025 and March 31, 2024 are reported in Note 9 in the Notes to the Consolidated Financial Statements.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2025, have remained unchanged since our Annual Report on Form 10-K for the year ended December 31, 2024 was filed, unless noted herein. Any changes are discussed in our Recently Issued Accounting Pronouncements.

Comparison of Statements of Income for the Three Months Ended March 31, 2025 and 2024

General

Total interest income increased $0.5 million for the three months ended March 31, 2025 from the same period in 2024. The increase was primarily the result of an increase in interest and fees on loans of $0.5 million. Total interest expense decreased $0.4 million for the three months ended March 31, 2025 from the same period in 2024 due to fluctuations in deposit interest expense described below. Net interest income increased $0.9 million for the three months ended March 31, 2025 from the same period in 2024. The provision for credit losses was $0 for the three months ended March 31, 2025 compared to a recovery of credit losses of $195,000 for the three months ended March 31, 2024. Non-interest income increased $143,000 for the three months ended March 31, 2025 from the same period in 2024. The increase in non-interest income was primarily due to a $61,000 increase in deposit account service charges and a $60,000 gain on retirement of subordinated debt. Non-interest expense increased by $1.8 million for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to increases in salaries and employee benefits, other operating expenses, and outside services. Net income decreased $0.9 million to $2.5 million for the three months ended March 31, 2025 from $3.3 million for the three months ended March 31, 2024. The decrease in net income was primarily impacted by the increase in non-interest expense.

Interest Income

Total interest income increased $0.5 million, or 1.5%, to $33 million for the three months ended March 31, 2025 from $32.5 million for the three months ended March 31, 2024, on a tax equivalent basis. The increase was primarily the result of an increase in interest and fees on loans of $0.5 million. Total average interest-earning assets increased $124.2 million, to $2.04 billion for the three months ended March 31, 2025 from $1.91 billion for the same period in 2024 primarily because of an increase of $109.6 million in the average balance of loans and by an increase of $20.5 million in the average balance of interest bearing deposits at other financial institutions. These increases were offset by a $5.1 million decrease in the average balance of investment securities. The average yield on our interest-earning assets decreased 25 basis points to 6.57% for the three months ended March 31, 2025 as compared to 6.82% for the three months ended March 31, 2024 primarily due to market conditions. For the three months ended March 31, 2025, the Company reversed $104,000 in accrued interest income in relation to loans placed on nonaccrual, as compared to $399,000 for the three months ended March 31, 2024.

Interest and fees on loans increased $0.5 million, to $31.1 million for the three months ended March 31, 2025 from $30.6 million for the same period in 2024. This was primarily due to an increase in the average loans outstanding increasing $109.6 million, which increased to $1.84 billion for the three months ended March 31, 2025 from $1.73 billion for the three months ended March 31, 2024. The average yield on loans decreased 24 basis points, or 3.3%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Interest income on federal funds sold and interest-earning deposits decreased by $13,000 to $1.17 million for the three months ended March 31, 2025, from $1.18 million for the three months ended March 31, 2024. The decrease was primarily due to the reduction in yield of 91 basis points. The average balance of interest-earning deposits and federal funds sold increased $19.7 million to $111.7 million for the three months ended March 31, 2025 from $92.0 million for the same period in 2024. The average yield decreased to 4.24% for the three months ended March 31, 2025 from 5.15% for the same period in 2024.

Interest on investment securities decreased by $24,000 to $753,000 for the three months ended March 31, 2025 from $777,000 for the three months ended March 31, 2024 on a fully tax-equivalent basis. Interest on investments in U.S. Government Agencies and U.S. Municipals was $364,000 for the three months ended March 31, 2025 and March 31, 2024. Interest on mortgage-backed securities decreased by $16,000, or 15.7%, to $86,000 for the three months ended March 31, 2025, from $102,000 for the three months ended March 31, 2024. Subordinated debt interest income decreased by $4,000, or 2.9%, to $132,000 for the three months ended March 31, 2025, from $136,000 for the three months ended March 31, 2024. The average yield on taxable securities increased  9 basis points, to 3.21%  and the average yield on tax-exempt securities increased 18 basis points, to 3.84% on a tax equivalent basis for the three months ended March 31, 2025, from 3.12% and 3.66%, respectively, for the same period in 2024. Despite the increase in average yield, interest on investment securities decreased given that the average balance of investment securities decreased by $5.1 million, to $88.3 million for the three months ended March 31, 2025, from $93.4 million for the three months ended March 31, 2024.

Interest Expense

Total interest expense decreased $391,000, to $16.5 million for the three months ended March 31, 2025 from $16.8 million for the three months ended March 31, 2024, primarily due to a $766,000 decrease in interest expense on interest bearing demand deposits and a $96,000 decrease in total interest expense paid on borrowings. These decreases were offset by a $223,000 increase in interest expense on time deposits and a $184,000 increase in interest expense on money market deposits.

Interest expense on deposits decreased $295,000 to $15.6 million for the three months ended March 31, 2025 from $15.9 million for the three months ended March 31, 2024 primarily as a result of a decrease in cost of funds. The increase in average balance of interest-bearing deposits was $180.9 million to $1.52 billion during the three months ended March 31, 2025 as compared to $1.33 billion for the three months ended March 31, 2024. The increase in the average balance of interest-bearing deposits was primarily a result of a $104.1 million increase in the average balance of money market deposit accounts and by a $88 million increase in the average balance of time deposits. The average cost of interest-bearing deposits was 417 basis points for the three months ended March 31, 2025, compared to 477 basis points for the three months ended March 31, 2024. The average rate paid on money market deposits decreased 73 basis points to 3.98% for the three months ended March 31, 2025 from 4.71% for the three months ended March 31, 2024. The average rate paid on interest-bearing demand deposits decreased 117 basis points to 3.81% for the three months ended March 31, 2025 from 4.98% for the three months ended March 31, 2024 primarily due to market competition and the interest rate environment. The average cost of certificates of deposit decreased by 39 basis points to 4.59% for the three months ended March 31, 2025 as compared to 4.98% for the three months ended March 31, 2024. The average balance of non-interest bearing demand deposits and other liabilities decreased $44.1 million to $353.7 million for the three months ended March 31, 2025, compared to $397.8 million for the three months ended March 31, 2024. The decrease was primarily the result of depositors looking for higher yielding products and market competition.

Net Interest Income

Net interest income increased approximately $0.9 million, or 5.6%, to $16.6 million for the three months ended March 31, 2025 from $15.7 million for the three months ended March 31, 2024, on a tax equivalent basis, despite our net interest-earning assets decreasing $51.8 million to $444.7 million for the three months ended March 31, 2025 from $496.6 million for the three months ended March 31, 2024. The interest rate spread increased by 33 basis points to 2.38% for the three months ended March 31, 2025 from 2.05% for the three months ended March 31, 2024, on a tax equivalent basis. The net interest margin increased slightly by 1 basis point from 3.29% for the three months ended March 31, 2024 to 3.30% for the three months ended March 31, 2025 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Three Months Ended March 31,
	2025			2024
	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,838,358	$31,111	6.86%	$1,728,761	$30,582	7.10%
Investment securities:
Taxable	53,143	420	3.21%	56,001	435	3.12%
Tax-exempt	35,200	333	3.84%	37,420	342	3.66%
Interest-bearing deposits at other financial institutions	86,715	946	4.42%	66,253	889	5.38%
Federal funds sold	24,975	223	3.62%	25,740	293	4.57%
Total interest-earning assets	$2,038,391	$33,033	6.57%	$1,914,175	$32,541	6.82%
Non-interest-earning assets	117,070			123,294
Total assets	$2,155,461			$2,037,469
Interest-bearing liabilities:
Interest-bearing demand deposits	$111,413	$1,048	3.81%	$146,248	$1,814	4.98%
Savings and NOW deposits	67,851	221	1.32%	44,219	157	1.42%
Money market deposits	537,733	5,276	3.98%	433,654	5,092	4.71%
Time deposits	798,007	9,031	4.59%	710,019	8,808	4.98%
Total interest bearing deposits	$1,515,004	$15,576	4.17%	$1,334,140	$15,871	4.77%
Federal funds purchased	5,610	65	4.70%	7,476	107	5.74%
Federal Home Loan Bank advances	—	—	—	3,297	46	5.60%
Subordinated debt, net	73,043	812	4.51%	72,703	820	4.52%
Total interest-bearing liabilities	$1,593,657	$16,453	4.19%	$1,417,616	$16,844	4.77%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	353,711			397,753
Total liabilities	$1,947,368			$1,815,369
Stockholders’ equity	208,093			222,100
Total liabilities and stockholders’ equity	$2,155,461			$2,037,469
Net interest income		$16,580			$15,697
Interest rate spread(2)			2.38%			2.05%
Net interest-earning assets(3)	$444,734			$496,559
Net interest margin(4)			3.30%			3.29%
Average interest-earning assets to average interest-bearing liabilities	127.9%			135.0%

(1)	Includes loans classified as non-accrual.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a fully tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Three Months Ended
	March 31, 2025 and 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$5,757	$(5,228)	$529
Investment securities	(43)	19	(24)
Interest-bearing deposits at other financial institutions	842	(785)	57
Federal funds sold	(9)	(61)	(70)
Total interest-earning assets	6,547	(6,055)	492
Interest-bearing liabilities:
Interest-bearing demand deposits	(386)	(380)	(766)
Savings and NOW accounts	134	(70)	64
Money market deposits	3,959	(3,775)	184
Time deposits	3,530	(3,307)	223
Total interest-bearing deposits	7,237	(7,532)	(295)
Federal funds purchased	(24)	(18)	(42)
Federal Home Loan Bank advances	(46)	—	(46)
Subordinated debt	4	(12)	(8)
Total interest-bearing liabilities	7,171	(7,562)	(391)
Change in net interest income	$(624)	$1,507	$883

Provision for Credit Losses

Management believes that the allowance for credit losses recorded for the period ended March 31, 2025 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

The provision for credit losses, which is an operating expense, is maintained to ensure that the allowance for credit losses is maintained at levels we consider necessary and appropriate to absorb expected credit losses as of the balance sheet date. In determining the level of the allowance for credit losses on loans and off-balance sheet credit exposure, we consider past and current loss experience, evaluations of real estate collateral, current and future economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans. The amount of the allowance is based on estimates, and actual losses may vary from such estimates as more information becomes available over time or economic conditions change. This evaluation is inherently subjective, as it requires estimates and assumptions that are susceptible to significant revision as circumstances change or as more information becomes available. The allowance for credit losses is assessed monthly and provisions are made for credit losses as required in order to maintain the overall allowance.

The provision for credit losses on loans was $0 for the three months ended March 31, 2025 compared to a provision of credit losses on loans of $164,000 for the three months ended March 31, 2024. The Company had no charge offs during the quarter, which are normally replaced through provision expense. Loan growth for the quarter was not significant and therefore, did not impact the allowance for credit losses on loans significantly. Loan originations, which totaled approximately $34.0 million for the three months ended March 31, 2024 decreased $0.8 million to $33.2 million for the three months ended March 31, 2025. Non-performing loans at March 31, 2025 remained stable with a balance of $21.7 million compared to December 31, 2024 but increased $12.4 million from $9.3 million at March 31, 2024. 52% of this balance is attributable to one relationship and the remaining 48% are confined to eight relationships that experienced liquidity constraints. The Company is proactive in identifying any potential issues and acts decisively when prudent. Past due loans excluding non-performing loans, increased to $40.1 million as of March 31, 2025 compared to $62,000 as of December 31, 2024. The increase in past due loans was isolated to a limited number of borrowers and was due to timing of payments received rather than deteriorating credit, and therefore, did not significantly impact the allowance for credit losses on loans as of March 31, 2025.

The provision of credit losses on off-balance sheet credit exposure was $0 for the three months ended March 31, 2025 compared to a recovery of credit losses of $359,000 for the three months ended March 31, 2024. The stabilization of the provision for off-balance sheet credit exposure was primarily related to the utilization of revolving lines of credit.

During the three months ended March 31, 2025, criticized loans decreased $2.7 million and classified loans increased $1.8 million when compared to December 31, 2024, to a balance of $82.6 million and $59.2 million, respectively.

Criticized loans and classified loans have increased by $66.6 million and $38.1 million respectively as of March 31, 2025 compared to the same period in 2024. The majority of the criticized loan increases consist of two multi-family relationships impacted by rising interest rates and Washington D.C. government policies. Approximately 44% of the classified loan balances are related to a segment of loans that share similar characteristics. The majority of this segment that is rated classified originated during 2021 and experienced increases in operating costs, permit delays, and liquidity tightening as a result of the sharp increase in interest rates. Approximately 36% of classified loans are made up of smaller credits that have been either placed on nonaccrual or the Company is monitoring closely to be able to assess repayment. The remaining 20% is expected to be repaid at par upon successful court-approved resolution. As interest rates have risen significantly over the last two years, management believes in taking a proactive approach to risk management in the loan portfolio, particularly as credits are due to reprice in a new rate environment. The Company routinely charges off potential exposure as identified, and identifies and executes the best course of action to minimize any further loss exposure. During the three months ended March 31, 2025, there were $0 charge-offs incurred and recoveries of $10,000 were received.

Non-Interest Income

Non-interest income increased $143,000, or 18%, to $939,000 for the three months ended March 31, 2025 from $796,000 for the three months ended March 31, 2024. The increase in non-interest income was primarily due to a $60,000 gain on retirement of subordinated debt. Additionally, deposit account service charges increased $61,000 in the three months ended March 31, 2025 compared to the same period in 2024. The increase in account service charges was in addition to an increase of $10,000 in bank owned life insurance income for the three months ended March 31, 2025. The Company continues to focus on increasing non-interest income as it continues to add services that strategically benefit our customers.

Non-Interest Expense

Non-interest expense increased $1.8 million, or 15%, to $14.3 million for the three months ended March 31, 2025, from $12.5 million for the three months ended March 31, 2024 primarily because of increases in salaries and employee benefits of $897,000. The Company incurred higher payroll costs for the three months ended March 31, 2025 compared to the same period in 2024 given a higher number of employees for most of the quarter and non-recurring severance costs incurred as reductions were made during the end of the quarter. Other operating expenses increased $434,000, or 45%, to $1.4 million for the three months ended March 31, 2025, from $954,000 for the three months ended March 31, 2024 primarily due to increases in loan workout expenses as the Company has resolved some of the non-performing loans. Outside services, which includes professional fees for attorneys, accountants, consultants, and cloud services, increased $399,000 to $1.2 million for the three months ended March 31, 2025, from $774,000 for the three months ended March 31, 2024. This increase is driven by regulatory requirements in audits, routine legal assistance as the Company grows, and from increased cloud services costs. Information security tools, a subset of furniture and equipment expenses, increased approximately $37,000 to $164,000 for the three months ended March 31, 2025, from $127,000 for the three months ended March 31, 2024. Data processing increased approximately $50,000 to $362,000 for the three months ended March 31, 2025, from $312,000 for the three months ended March 31, 2024. Offsetting these increases was a decrease in occupancy expenses of $39,000, or 9%, to $396,000 for the three months ended March 31, 2025 from $435,000 for the three months ended March 31, 2024 due to expense management.

Income Tax Expense

Income tax expense decreased $148,000, or 18%, to $682,000 for the three months ended March 31, 2025 from $830,000 for the three months ended March 31, 2024. The decrease in federal income tax expense for the three months ended March 31, 2025 compared to the same period a year ago was driven by the decrease in income before income taxes of $1 million, to income before income tax of $3.1 million for the three months ended March 31, 2025 compared to income before income tax expense of $4.1 million for the same period in the prior year. The Company accrues taxes based on an estimated tax rate basis using inputs and assumptions about pre-tax income. As the inputs and assumptions change, the estimated tax accruals will change throughout the year.  The Company also invests in projects that have tax credit benefits in order to help reduce its overall tax liability, timing of these tax credits are layered into our overall assessment. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $79,000 for the three months ended March 31, 2025. For the three months ended March 31, 2025, the Company had an effective income tax expense rate of 21.8%, compared to an effective income tax expense rate of 20.1% for the three months ended March 31, 2024.

Comparison of Statements of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets

Total assets decreased $5.3 million, or 0.2%, to $2.22 billion at March 31, 2025 from $2.23 billion at December 31, 2024. The decrease was primarily the result of decreases in cash and cash equivalents of $5.1 million as of March 31, 2025 as well as decreases of $2.5 million in other assets, due to a decline in the fair value of the interest rate loan swaps discussed in Note 4, and $1.7 million in accrued interest  and other receivables. These decreases were offset by an increase in restricted securities of $3 million and an increase in net loans of $1.2 million.

Investment Securities

Investment securities increased $2.8 million, or 2.7%, from $102.4 million at December 31, 2024 to $105.2 million at March 31, 2025. The increase was primarily due to new investments of restricted equities of $3.5 million which was offset by paydowns on the available-for-sale investment securities and calls on the held-to-maturity securities as well as amortization of the restricted equities. At March 31, 2025, our held-to-maturity portion of the securities portfolio, at amortized cost, was $15.7 million, and our available-for-sale portion of the securities portfolio, at fair value, was $55.9 million compared to our held-to-maturity portion of the securities portfolio of $16.1 million and our available-for-sale portion of the securities portfolio of $55.7 million at December 31, 2024.

Net Loans

Net loans increased $1.2 million, or 0.1%, to $1.81 billion at March 31, 2025 from $1.81 billion at December 31, 2024. Residential real estate loans increased $11.8 million, or 2.7%, to $451.3 million at March 31, 2025 from $439.5 million at December 31, 2024. Commercial real estate loans increased by $35.1 million from $898.2 million at December 31, 2024 to $933.3 million at March 31, 2025. Commercial and industrial loans increased by $2.8 million from $102.4 million at December 31, 2024 to $105.2 million at March 31, 2025.  Construction and land development loans decreased $48.6 million to $344.8 million at March 31, 2025 from $393.4 million at December 31, 2024. Consumer loans decreased by $242,000 from $1.6 million at December 31, 2024 to $1.3 million at March 31, 2025. The decrease in consumer loans is primarily a result of management’s decision to let the indirect lending portfolio amortize off the balance sheet.

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

The Company holds a concentration in commercial real estate loans. As of March 31, 2025, construction, land development and other land loans represented 115.6% of consolidated risk-based capital. Total commercial real estate loans as defined by the Agency guidance represented 388.2% of consolidated risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio by 59%.

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

	March 31, 2025
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction and land development	$344,816	$(4,809)	(1.39)%
Non-Owner Occupied CRE (2)	798,862	(11,431)	(1.43)%
All Other Loans	692,323	(21,739)	(3.14)%
AFS Securities, at amortized cost	65,509	(7,372)	(11.25)%
HTM Securities	15,657	(239)	(1.53)%
Swap Portfolio	—	—	—
Bank Owned Life Insurance	39,809	(39)	(0.10)%
Total	$1,956,976	$(45,629)	(2.33)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D

	December 31, 2024
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction and land development	$393,385	$(5,625)	(1.43)%
Non-Owner Occupied CRE (2)	760,676	(10,844)	(1.43)%
All Other Loans	680,937	(21,312)	(3.13)%
AFS Securities, at amortized cost	65,760	(7,711)	(11.73)%
HTM Securities	16,078	(169)	(1.05)%
Swap Portfolio	—	—	—
Bank Owned Life Insurance	39,507	(39)	(0.10)%
Total	$1,956,343	$(45,700)	(2.34)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D

The total estimated stress test loss is deducted from capital and we recalculate the capital ratios. As shown in the tables below, as of March 31, 2025 and December 31, 2024, the post-stress capital ratios well exceed our Board target ratios as well as Agency minimums (with buffer). For Non-Owner Occupied CRE & Multifamily the stress test is bifurcated with a low-end loss estimate and high-end estimate. The Low Estimate produces loss amounts for loans that are flagged for default (per the model) and floors the loss amount at zero. The High Estimate executes similar to the low estimate but floors the Loss-Given-Default rate at 10%, per Basel Committee on Banking Supervision rules. It also has a collective loss held on all loans regardless of if the loan is flagged for default.

March 31, 2025 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	As of March 31, 2025	Post Stress, Low Estimate	Post Stress, High Estimate
Leverage Ratio	5.00%	7.50%	12.90%	11.35%	11.13%
Total Risk-Based Capital	10.00%	11.50%	15.83%	14.04%	13.80%
Tier 1 Risk-Based Capital	8.00%	9.50%	14.78%	13.00%	12.75%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	14.78%	12.61%	12.36%

December 31, 2024 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	As of December 31, 2024	Post Stress, Low Estimate	Post Stress, High Estimate
Leverage Ratio	5.00%	7.50%	12.08%	10.61%	10.42%
Total Risk-Based Capital	10.00%	11.50%	15.69%	13.91%	13.68%
Tier 1 Risk-Based Capital	8.00%	9.50%	14.64%	12.86%	12.63%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	14.64%	12.46%	12.22%

The following two tables break down the March 31, 2025 and December 31, 2024 non-owner occupied CRE portfolio balances by showing the current balance in each sub-category and location. The tables also display very favorable weighted average interest rates and weighted average loan-to-values for both periods. The weighted average occupancy percentages are also broadly favorable for both periods.

March 31, 2025
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$236,616	$3,018	$6,773	$—	$246,407	6.65%	65%	69%
Office
Mixed use	601	2,662	2,860	—	6,123	5.41%	49%	81%
Medical	—	22,050	19,768	414	42,232	5.87%	61%	74%
Office	—	1,892	3,415	—	5,307	6.37%	61%	89%
Office to Residential Conversion	11,160	—	32,135	—	43,295	10.83%	58%	55%
Hospitality	28,614	75,146	85,412	—	189,172	6.29%	61%	-- (3)
Retail/Commercial	63,076	38,116	92,697	9,133	203,022	6.35%	58%	76%
Industrial	37,296	14,748	5,475	5,785	63,304	6.27%	57%	96%
Total Non-Owner Occupied CRE	377,363	157,632	248,535	15,332	798,862	6.54%	61%	69%
Construction and Land Development
Multifamily	82,514	—	14,747	15,000	112,261	7.23%	60%	N/A
1-4 family	72,877	—	63,513	—	136,390	8.25%	64%	N/A
Retail/Commercial	19,491	—	—	—	19,491	7.15%	63%	N/A
Industrial	—	—	820	15,522	16,342	7.05%	33%	N/A
Mixed use	10,752	—	—	—	10,752	8.02%	57%	N/A
Other	245	21,591	19,961	7,783	49,580	8.10%	53%	N/A
Total Construction and Land Development	185,879	21,591	99,041	38,305	344,816	7.83%	60%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$563,242	$179,223	$347,576	$53,637	$1,143,678	7.00%	60%	N/A

(1) Loan-to-value is based on maximum potential outstanding at time of origination
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D
(3) Hospitality relies upon individual STR data

December 31, 2024
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$224,848	$3,025	$7,011	$—	$234,884	6.06%	66%	73%
Office:
Mixed use	605	2,676	2,909	—	6,190	5.41%	64%	81%
Medical	—	22,169	15,395	431	37,995	5.61%	63%	69%
Office	—	1,892	3,451	—	5,343	6.37%	61%	89%
Office to Residential Conversion	11,160	—	32,136	—	43,296	10.83%	58%	55%
Hospitality	28,797	75,504	98,352	—	202,653	5.93%	64%	-- (3)
Retail/Commercial	60,194	41,892	92,917	9,156	204,159	6.06%	57%	78%
Industrial	—	14,801	5,521	5,834	26,156	6.29%	59%	87%
Total Non-Owner Occupied CRE	325,604	161,959	257,692	15,421	760,676	6.14%	62%	67%
Construction and Land Development
Multifamily	91,424	—	13,386	15,000	119,810	7.32%	64%	N/A
1-4 family	71,234	—	63,430	—	134,664	8.32%	57%	N/A
Retail/Commercial	19,534	—	—	—	19,534	7.15%	63%	N/A
Industrial	37,467	—	980	—	38,447	5.85%	57%	N/A
Mixed use	12,705	—	—	—	12,705	7.95%	58%	N/A
Other	247	21,135	23,815	23,028	68,225	7.90%	37%	N/A
Total Construction and Land Development	232,611	21,135	101,611	38,028	393,385	7.73%	56%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$558,215	$183,094	$359,303	$53,449	$1,154,061	6.71%	60%	NA

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

The following two tables depict a well-diversified portfolio of owner-occupied commercial real estate as of March 31, 2025 and December 31, 2024.  The properties are distributed nicely among the Company's footprint. This loan segment continues to perform very well and is supported by strong loan-to-values (LTVs). The following table sets forth our owner-occupied CRE portfolio by the business industry groups that occupy the properties for the periods indicated.

March 31, 2025
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$18,553	$2,898	$10,713	$5,447	$37,611	5.63%	67%
Administrative and support	—	4,500	4,674	—	9,174	5.57%	54%
Arts and recreation	—	—	37,297	—	37,297	6.32%	59%
Construction services	14,851	4,614	15,477	—	34,942	5.84%	63%
Education services	27,510	—	5,626	—	33,136	6.12%	52%
Health care	4,666	17,433	15,133	4,094	41,326	6.79%	60%
Information	—	—	4,374	—	4,374	4.37%	45%
Manufacturing	—	—	4,630	—	4,630	3.93%	48%
Other Services	5,997	16,413	65,620	927	88,957	6.31%	67%
Professional, scientific, tech services	2,840	—	5,397	—	8,237	6.41%	60%
Real estate and rental leasing	734	3,663	3,684	—	8,081	6.50%	64%
Retail trade	1,773	20,092	43,203	—	65,068	6.58%	61%
Wholesale trade	—	161	908	6,992	8,061	6.01%	69%
Total Owner Occupied CRE	$76,924	$69,774	$216,736	$17,460	$380,894	6.21%	62%

(1) Loan-to-value is based on maximum potential outstanding at time of origination

December 31, 2024
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$18,669	$2,921	$10,775	$10,853	$43,218	5.89%	72%
Administrative and support	—	4,500	4,716	—	9,216	5.53%	56%
Arts and recreation	—	—	36,517	—	36,517	5.73%	62%
Construction services	14,947	4,003	15,688	37	34,675	5.39%	76%
Education services	27,856	—	5,660	—	33,516	5.98%	59%
Health care	4,697	17,488	15,275	135	37,595	6.92%	65%
Information	—	—	4,365	—	4,365	4.36%	50%
Manufacturing	—	—	4,701	—	4,701	4.02%	53%
Religious and other	6,027	16,646	66,173	931	89,777	6.18%	69%
Professional, scientific, tech services	2,845	—	5,577	—	8,422	6.31%	73%
Real estate and rental leasing	738	3,701	3,705	—	8,144	6.27%	70%
Retail trade	866	10,564	40,127	2,604	54,161	6.03%	64%
Wholesale trade	—	165	915	7,025	8,105	5.94%	73%
Total Owner Occupied CRE	$76,645	$59,988	$214,194	$21,585	$372,412	5.98%	67%

(1) Loan-to-value is based on maximum potential outstanding at time of origination

Allowance for Credit Losses - Loans

The allowance for credit losses on loans represents an amount that, in our judgment, will be adequate to absorb current and expected losses in the loan portfolio. The provision for credit losses on loans increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of year	$19,450	$16,506
Charge-offs:
Residential real estate	—	(132)
Commercial real estate	—	(740)
Construction and land development	—	(3,684)
Commercial and industrial	—	(4)
Consumer	—	(9)
Total charge-offs	—	(4,569)
Recoveries:
Residential real estate	2	—
Commercial and industrial	7	19
Consumer	1	9
Total recoveries	10	28
Net (charge-offs) recoveries	10	(4,541)
Provision for credit losses - loans	—	7,485
Balance at end of period	$19,460	$19,450
Ratios:
Net charge-offs to average loans outstanding	0.00%	0.25%
Allowance for credit losses on loans to non-performing loans	89.83%	89.84%
Allowance for credit losses on loans to gross loans at end of period	1.06%	1.06%

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	March 31,	December 31,
	2025	2024
	(Dollars in thousands)
Non-accrual loans:
Residential real estate:
Single family	4,897	1,162
Multifamily	606	—
Construction and land development	35	4,235
Commercial Real Estate:
Non owner-occupied	11,160	11,160
Commercial and industrial	4,966	5,093
Total non-accrual loans	21,664	21,650
Loans 90 days past due and still accruing	—	—
Total non-performing loans	21,664	21,650
Other real estate owned	—	—
Total non-performing assets	$21,664	$21,650
Ratios:
Total non-performing loans to gross loans receivable	1.18%	1.18%
Total non-performing loans to total assets	0.97%	0.97%
Total non-performing assets to total assets	0.97%	0.97%

Deposits

Deposits increased $531,000, or 0.03% to $1.91 billion at March 31, 2025 from $1.91 billion at December 31, 2024. Our core deposits decreased $109.3 million, or 7.6%, to $1.33 billion at March 31, 2025 from $1.44 billion at December 31, 2024. Non-interest bearing demand deposits increased $21 million, or 6.5%, to $345.3 million at March 31, 2025 from $324.3 million at December 31, 2024. Interest-bearing demand deposits decreased $33.7 million, or 24.1%, to $106 million at March 31, 2025 from $139.8 million at December 31, 2024. Time deposits increased $1.7 million, or 0.2%, to $821 million at March 31, 2025 from $819.3 million at December 31, 2024.  Money market demand deposits decreased $48.2 million, or 8.6%, to $511.9 million at March 31, 2025 from $560.1 million at December 31, 2024. Savings and NOW deposits increased $59.7 million or 92.8% from $64.3 million at December 31, 2024 to $124 million at March 31, 2025.

The following table presents the Company’s deposits segregated by major category as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(Dollars in thousands)
Deposit type:	Balance	Percent %	Balance	Percent %
Interest-bearing demand deposits	$106,033	5.6%	$139,780	7.3%
Savings and NOW deposits	124,049	6.5%	64,337	3.4%
Money market demand deposits	511,925	26.8%	560,082	29.4%
Time deposits	820,999	43.0%	819,288	42.9%
Interest-bearing deposits	1,563,006	81.9%	1,583,487	83.0%

Non-interest bearing demand deposits	345,319	18.1%	324,307	17.0%

Total deposits	$1,908,325	100.0%	$1,907,794	100.0%

The Company uses wholesale deposits as a funding source in addition to customer deposits. Wholesale deposits provide a diversified and stable source of funding during times of market volatility. As of March 31, 2025, the Company had $577.9 million of total wholesale deposit balances, an increase of $109.8 million compared to December 31, 2024, which totaled $468.1 million.

Given the interest rate environment and strategic initiatives in 2024, the Company replaced maturing lower yielding wholesale CDs with higher market rate CDs that included call options at our discretion if economic conditions changed. The Company began exercising these call options in order to lower funding costs as market conditions shifted. The Company also utilized additional wholesale demand deposits to provide liquidity and more effectively balance our interest rate sensitivity. During the three months ended March 31, 2025, total wholesale deposit funding accounted for approximately 36.8% of our interest expense.

The following table presents the Company's total wholesale deposit composition, concentrations, current rate and remaining duration, if applicable as of March 31, 2025.

	March 31, 2025				December 31, 2024
(Dollars in thousands)
Wholesale Money Market Deposits Accounts (MMDA)	Balance	Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)	Balance	Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)
Wholesale MMDAs	$200,720	34.7%	4.50%	N/A	$100,334	21.4%	4.50%	N/A

Wholesale Time Deposits
Listing Service CDs (1)	24,558	4.3%	4.78%	10	25,231	5.4%	4.79%	13
Wholesale CDs:
Term	342,657	59.3%	4.38%	11	220,357	47.1%	4.56%	7
Term with Call Option	10,000	1.7%	4.90%	53	122,216	26.1%	5.12%	30
Total Wholesale CDs	352,657				342,573

Total Wholesale Deposits	$577,935	100.0%			$468,138	100.0%

(1) Listing service CDs are excluded from being classified as wholesale deposits, per FDIC call report instructions

Regulatory Defined Wholesale Deposits

Each quarter the Bank files a bank call report with the FDIC, which has a specific way it defines wholesale brokered deposits. As of March 31, 2025, the Company had $553.4 million of wholesale deposits outstanding, as defined by FDIC, an increase of $110.5 million from December 31, 2024. In addition, pursuant to rule 12 CFR 337.6(e), well-capitalized and well-rated institutions are not required to treat reciprocal deposits as wholesale deposits up to the lesser of 20 percent of their total liabilities or $5 billion. Reciprocal core deposits exceeding this threshold must be reported additionally as wholesale deposits for call report purposes only. As of March 31, 2025, the Company additionally reported $87.8 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $641.1 million as of March 31, 2025. As of December 31, 2024, the Company additionally reported $259.9 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $702.8 million as of December 31, 2024. As of March 31, 2025 and December 31, 2024, all of the Company's reciprocal deposits were core deposits from customers who placed their deposits in the reciprocal network for additional FDIC insurance coverage.

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities. The Company uses wholesale deposits in addition to customer deposits, as funding sources. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB secured advances, other secured borrowings, federal funds purchased, and other short-term unsecured borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. Additional liquidity can be obtained through the Federal Reserve Bank discount window. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had no federal funds purchased outstanding and an additional secured borrowing capacity of $554.8 million as of March 31, 2025. Additionally, at March 31, 2025, we had the ability to borrow up to $144.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2025.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold, interest-earning deposits in other banks, and other cash due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2025, cash and cash equivalents totaled $202.6 million. Finally, securities classified as available-for-sale, which provide additional sources of liquidity, totaled $55.9 million at March 31, 2025.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.5 million and $3.6 million for the three months ended March 31, 2025 and March 31, 2024, respectively. There were no sales of securities in the three months ended March 31, 2025 or for three months ended March 31, 2024. Net cash used in investing activities, which consist primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $4.4 million and $23.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Net cash used in financing activities was $2.2 million and provided by financing activities was $29.9 million for the three months ended March 31, 2025 and 2024, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2025, totaled $645.7 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

Regulatory Capital

Information presented for March 31, 2025 and December 31, 2024, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2025 and 2024 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2025, the Bank meet all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025
Total capital (to risk-weighted assets)	$298,327	15.83%	$150,770	≥ 8.0%	$188,463	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$278,580	14.78%	$84,808	≥ 4.5%	$122,501	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$278,580	14.78%	$113,078	≥ 6.0%	$150,770	≥ 8.0%
Tier 1 capital (to average assets)	$278,580	12.90%	$86,362	≥ 4.0%	$107,953	≥ 5.0%
As of December 31, 2024
Total capital (to risk-weighted assets)	$296,584	15.69%	$151,269	≥ 8.0%	$189,086	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$276,847	14.64%	$85,089	≥ 4.5%	$122,906	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$276,847	14.64%	$113,451	≥ 6.0%	$151,269	≥ 8.0%
Tier 1 capital (to average assets)	$276,847	12.08%	$91,708	≥ 4.0%	$114,635	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2025, we had outstanding loan commitments of $186.4 million and $241,500 in outstanding stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments.

Use of Certain Non-GAAP Financial Measures

The accounting and reporting policies of the Company conform to U.S. GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance. These measures include adjusted net interest income and net interest margin.

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods and other financial institutions. The non-GAAP measures used by management enhance comparability by excluding the effects of items that do not reflect ongoing operating performance, including non-recurring gains or charges. These non-GAAP financial measures should not be considered an alternative to, or more important than, U.S. GAAP-basis financial measures, and other bank holding companies may define or calculate these or similar measures differently. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable U.S. GAAP financial measures is presented below.

	As of and for the three months ended March 31,
(Dollars in thousands, except for per share data)	2025	2024
Net interest margin, fully-taxable equivalent (FTE)
Net interest income (GAAP)	$16,510	$15,625
FTE adjustment on tax-exempt securities	70	72
Net interest income (FTE) (non-GAAP)	$16,580	$15,697

Average interest earning assets	2,038,391	1,914,175
Net interest margin (GAAP)	3.28%	3.27%
Net interest margin (FTE) (non-GAAP)	3.30%	3.29%

Yield on earning assets (FTE)
Total interest income (GAAP)	$32,963	$32,469
FTE adjustment on tax-exempt securities	70	72
Total interest income (FTE) (non-GAAP)	33,033	32,541

Average interest earning assets	2,038,391	1,914,175
Yield on earning assets (GAAP)	6.56%	6.80%
Yield on earning assets (FTE) (non-GAAP)	6.57%	6.82%

Net interest spread (FTE)
Yield on earning assets (GAAP)	6.56%	6.80%
Yield on earning assets (FTE) (non-GAAP)	6.57%	6.82%

Yield on interest-bearing liabilities (GAAP)	4.19%	4.77%
Net interest spread (GAAP)	2.37%	2.03%
Net interest spread (FTE) (non-GAAP)	2.38%	2.05%

Tangible common stockholders' equity
Total stockholders equity (GAAP)	$209,618	$223,121
Less: intangible assets	—	(15,691)
Tangible stockholders' equity (non-GAAP)	209,618	207,430
Less: preferred stock	(27,263)	(27,263)
Tangible common stockholders' equity (non-GAAP)	182,355	180,167

Common shares outstanding	7,703,197	7,614,090
Tangible book value per common share (non-GAAP)	$23.67	$23.66

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

The table below sets forth, as of March 31, 2025, the calculation of the estimated changes in our net interest income that would result from changes in market interest rates over one year if we take no action from our current plan.

	Net Interest Income Stress Simulation
	March 31, 2025

Basis Point Change in	Net Interest Income	Year 1 Change
Interest Rates (1)	Year 1 Forecast (2)	From Level
(Dollars in thousands)
+400	$83,276	5.70%
+300	$82,869	5.18%
+200	$81,859	3.90%
+100	$80,643	2.36%
Level	$78,786	—
-100	$77,278	(1.91)%
-200	$77,096	(2.15)%
-300	$80,462	2.13%
-400	$83,944	6.55%

(1) Interest rate changes are immediate and sustained for the entire 12-month period

(2) Simulation model assumptions are locked for the entire 12-month period.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2025. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no significant effect or impact on internal controls over financial reporting as the Company implemented the current expected credit loss accounting standard.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2025, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies. Reference is made to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025. For a discussion of certain risk factors affecting the Company, see our disclosure under “Forward-Looking Statements” in Part I, Item 2 in this Form 10-Q.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the common shares repurchased during the three months ended March 31, 2025.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	24,909	$17.88	24,909	$3,093
February 1, 2025 - February 28, 2025	—	$—	—	$3,093
March 1, 2025 - March 31, 2025	—	$—	—	$3,093
Total	24,909	$—	24,909	$3,093

Item 5 - Other Information

During the fiscal quarter ended March 31, 2025, none of the Company's directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL, filed herewith: (i) the Consolidated Statements of Financial Condition (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included with Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: May 9, 2025	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)