Form 10-K/A
period 2024-12-31
MainStreet Bancshares, Inc.
filed 2025-08-01
CIK 1693577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)
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

EXPLANATORY NOTE

MainStreet Bancshares, Inc. ("we" or the "Company") is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”)  to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the United States Securities and Exchange Commission on March 14, 2025 (the “Original Report’) soley to include the correct version of Exhibit 3.1, Restated Articles of Incorporation. The Company inadvertantly filed an incorrect version of Exhibit 3.1 with the Original Report. This Amendment also includes new certifications by our principal executive officer and principal financial officer as required by Item 15 of Part IV.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Report or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments referred to above. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company's other filings with the SEC.

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number
3.1	Restated Articles of Incorporation
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINSTREET BANCSHARES, INC.

Date: August 1, 2025	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer and Director
(Principal Financial Officer)

2