Form 10-Q
period 2025-06-30
MainStreet Bancshares, Inc.
filed 2025-08-08
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2025, there were 7,705,900 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition as of  June 30, 2025 and December 31, 2024 (Dollars in thousands, except per share data)

	At June 30, 2025 (unaudited)	At December 31, 2024 (*)
Assets
Cash and due from banks	$20,888	$21,351
Interest-bearing deposits at other financial institutions	85,796	161,866
Federal funds sold	26,600	24,491
Cash and cash equivalents	133,284	207,708
Investment securities available-for-sale (AFS), at fair value	56,138	55,747
Investment securities held-to-maturity (HTM), at amortized cost, net of allowance for credit losses of $0 and $0, respectively	14,846	16,078
Restricted securities, at amortized cost	7,005	6,873
Loans, net of allowance for credit losses of $19,057 and $19,450, respectively	1,767,432	1,810,556
Premises and equipment, net	13,344	13,287
Property held for sale	3,225	—
Accrued interest and other receivables	15,023	11,311
Bank owned life insurance	40,117	39,507
Other assets	64,367	67,031
Total Assets	$2,114,781	$2,228,098
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$330,045	$324,307
Interest-bearing demand deposits	124,090	139,780
Savings and NOW deposits	116,069	64,337
Money market deposits	463,904	560,082
Time deposits	764,439	819,288
Total deposits	1,798,547	1,907,794
Subordinated debt, net	71,238	73,039
Allowance for credit losses on off-balance sheet credit exposure	272	287
Other liabilities	31,254	38,987
Total Liabilities	1,901,311	2,020,107
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding at June 30, 2025 and December 31, 2024	27,263	27,263
Common stock, $4.00 par value, 15,000,000 shares authorized; issued and outstanding 7,704,037 shares (including 248,140 nonvested shares) at June 30, 2025 and 7,603,765 shares (including 237,717 nonvested shares) at December 31, 2024	29,825	29,466
Capital surplus	68,261	67,823
Retained earnings	95,585	91,150
Accumulated other comprehensive loss	(7,464)	(7,711)
Total Stockholders’ Equity	213,470	207,991
Total Liabilities and Stockholders’ Equity	$2,114,781	$2,228,098

*         Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024 (Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest Income
Interest and fees on loans	$32,443	$31,655	$63,554	$62,238
Interest and dividends on investments securities
U.S. government agencies	34	37	71	67
Mortgage-backed securities	94	94	180	196
Tax-exempt obligations of states and political subdivisions	267	268	530	538
Taxable obligations of states and political subdivisions	64	64	128	128
Other	239	235	472	474
Interest on interest-bearing deposits at other financial institutions	932	806	1,878	1,694
Interest on federal funds sold	213	277	436	570
Total Interest Income	34,286	33,436	67,249	65,905
Interest Expense
Interest on interest-bearing demand deposits	1,004	2,118	2,052	3,933
Interest on savings and NOW deposits	391	190	612	347
Interest on money market deposits	4,707	5,542	9,983	10,632
Interest on time deposits	8,595	9,010	17,626	17,819
Interest on federal funds purchased	—	191	65	298
Interest on Federal Home Loan Bank advances	—	—	—	46
Interest on subordinated debt	799	820	1,611	1,640
Total Interest Expense	15,496	17,871	31,949	34,715
Net Interest Income	18,790	15,565	35,300	31,190
(Recovery of) Provision For Credit Losses - Loans	(528)	931	(528)	1,095
Recovery of Credit Losses - Off-Balance Sheet Credit Exposure	(15)	(293)	(15)	(652)
Net Interest Income After Provision For (Recovery of) Credit Losses	19,333	14,927	35,843	30,747
Non-Interest Income
Deposit account service charges	538	490	1,068	959
Bank owned life insurance income	308	291	610	583
Gain on retirement of subordinated debt	68	—	128	—
Net loss on securities called or matured	—	(48)	—	(48)
Gain on equity securities	103	—	103	—
Other fee income	49	31	96	66
Total Non-Interest Income	1,066	764	2,005	1,560
Non-Interest Expense
Salaries and employee benefits	8,279	7,484	16,664	14,972
Furniture and equipment expenses	1,141	940	2,157	1,875
Advertising and marketing	530	566	1,011	1,020
Occupancy expenses	318	415	714	849
Outside services	1,290	839	2,463	1,614
Franchise Tax	524	557	1,049	1,113
FDIC Insurance	850	330	1,210	660
Data Processing	357	314	719	627
Administrative expenses	270	229	499	471
Other operating expenses	1,186	1,161	2,573	2,115
Total Non-Interest Expense	14,745	12,835	29,059	25,316
Income Before Income Taxes	5,654	2,856	8,789	6,991
Income Tax Expense	1,064	238	1,746	1,068
Net Income	$4,590	$2,618	$7,043	$5,923
Preferred Stock Dividends	539	539	1,078	1,078
Net Income Available to Common Shareholders	$4,051	$2,079	$5,965	$4,845
Earnings Per Common Share:
Basic	$0.53	$0.27	$0.78	$0.64
Diluted	$0.53	$0.27	$0.78	$0.64

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024 (Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Comprehensive Income, net of taxes
Net Income	$4,590	$2,618	$7,043	$5,923
Other comprehensive income (loss), net of tax expense (benefit):
Unrealized gain (loss) on available for sale securities arising during the period (net of tax expense (benefit), ($27) and ($30), respectively, for the three months ended June 30, and $74 and ($143), respectively for the six months ended June 30).	(92)	(113)	247	(565)
Other comprehensive income (loss)	(92)	(113)	247	(565)
Comprehensive Income	$4,498	$2,505	$7,290	$5,358

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024 (Dollars in thousands, except per share data)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance, March 31, 2025	$27,263	$29,810	$67,612	$92,305	$(7,372)	$209,618
Vesting of restricted stock	—	15	(15)	—	—	—
Stock based compensation expense	—	—	664	—	—	664
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(771)	—	(771)
Net income	—	—	—	4,590	—	4,590
Other comprehensive loss	—	—	—	—	(92)	(92)
Balance, June 30, 2025	$27,263	$29,825	$68,261	$95,585	$(7,464)	$213,470

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2024	$27,263	$29,466	$67,823	$91,150	$(7,711)	$207,991
Vesting of restricted stock	—	459	(459)	—	—	—
Stock based compensation expense	—	—	1,243	—	—	1,243
Common stock repurchased	—	(100)	(346)	—	—	(446)
Dividends on preferred stock - ($0.94 per depositary share)	—	—	—	(1,078)	—	(1,078)
Dividends on common stock - ($0.20 per share)	—	—	—	(1,530)	—	(1,530)
Net income	—	—	—	7,043	—	7,043
Other comprehensive income	—	—	—	—	247	247
Balance, June 30, 2025	$27,263	$29,825	$68,261	$95,585	$(7,464)	$213,470

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance, March 31, 2024	$27,263	$29,514	$65,940	$108,334	$(7,930)	$223,121
Vesting of restricted stock	—	13	(13)	—	—	—
Stock based compensation expense	—	—	703	—	—	703
Common stock repurchased	—	(75)	(238)	—	—	(313)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(762)	—	(762)
Net income	—	—	—	2,618	—	2,618
Other comprehensive loss	—	—	—	—	(113)	(113)
Balance, June 30, 2024	$27,263	$29,452	$66,392	$109,651	$(8,043)	$224,715

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2023	$27,263	$29,198	$65,985	$106,549	$(7,478)	$221,517
Cumulative change in accounting principle (Note 1)	—	—	—	(217)	—	(217)
Vesting of restricted stock	—	421	(421)	—	—	—
Stock based compensation expense	—	—	1,393	—	—	1,393
Common stock repurchased	—	(167)	(565)	—	—	(732)
Dividends on preferred stock - ($0.94 per depositary share)	—	—	—	(1,078)	—	(1,078)
Dividends on common stock - ($0.20 per share)	—	—	—	(1,526)	—	(1,526)
Net income	—	—	—	5,923	—	5,923
Other comprehensive loss	—	—	—	—	(565)	(565)
Balance, June 30, 2024	$27,263	$29,452	$66,392	$109,651	$(8,043)	$224,715

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the six months ended June 30,	2025	2024
Cash Flows from Operating Activities
Net income	$7,043	$5,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	2,192	1,631
Amortization of right-of-use assets	290	249
Deferred income tax (benefit) expense	(212)	922
Gain on retirement of subordinated debt	(128)	—
Loss on securities called	—	48
Gain on disposal of premises and equipment	—	(25)
(Recovery of) provision for credit losses, net	(543)	443
Stock based compensation expense	1,243	1,380
Income from bank owned life insurance	(610)	(583)
Subordinated debt amortization expense	199	199
Change in:
Accrued interest receivable and other receivables	(3,712)	474
Other assets	4,616	(7,177)
Other liabilities	(7,733)	1,333
Net cash provided by operating activities	2,645	4,817
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	1,295	1,389
Calls	—	445
Purchases	(1,503)	(445)
Activity in held-to-maturity securities:
Calls and maturities	1,705	1,200
Purchases	(504)	—
Purchases of restricted securities	(3,532)	(3,364)
Purchases of restricted investment in bank stock	(132)	(1,500)
Redemption of restricted investment in bank stock	—	1,425
Net decrease (increase) in loan portfolio	35,969	(74,798)
Proceeds from sale of loans	7,683	—
Proceeds from sale of premises and equipment	—	121
Purchase of premises and equipment, including property held for sale	(3,877)	(709)
Computer software developed	—	(2,548)
Net cash provided by (used in) investing activities	37,104	(78,784)
Cash Flows from Financing Activities
Net increase (decrease) in non-interest bearing demand deposits	5,738	(49,970)
Net (decrease) increase in interest bearing demand, savings, money market, and time deposits	(114,985)	119,206
Net decrease in federal funds purchased	—	(15,000)
Retirement of subordinated debt	(1,872)	—
Cash dividends paid on preferred stock	(1,078)	(1,078)
Cash dividends paid on common stock	(1,530)	(1,526)
Repurchases of common stock	(446)	(719)
Net cash (used in) provided by financing activities	(114,173)	50,913
Decrease in Cash and Cash Equivalents	(74,424)	(23,054)
Cash and Cash Equivalents, beginning of period	207,708	114,513
Cash and Cash Equivalents, end of period	$133,284	$91,459
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$32,020	$34,398
Cash paid during the period for income taxes	$—	$1,250
Net unrealized gain (loss) on securities available-for-sale	$321	$(708)
Net cumulative change in accounting principle	$—	$(217)

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

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

On April 18, 2019, the Company completed the registration of its common stock with the Securities Exchange Commission (the “SEC”) through its filing of a General Form for Registration of Securities on Form 10 (“Form 10”), pursuant to Section 12(b) of the Securities Exchange Act of 1934. The Company was considered an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act,” and as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act” through the quarter ended September 30, 2024. The Company is no longer considered an emerging growth company but is an accelerated filer effective with the filing of the December 31, 2024 Annual Report on Form 10-K. We are also a “smaller reporting company” as defined in Exchange Act Rule 12b-2. As such, we may elect to comply with certain reduced public company reporting requirements in reports that we file with the SEC.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2024 have been derived from the audited consolidated financial statements. These interim period financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K for the year ended December 31, 2024, filed by the Company with the SEC on March 14, 2025. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period. The Company’s significant accounting policies followed in preparation of the unaudited consolidated financial statements, are disclosed in Note 1 of the Notes to Consolidated Financial Statements in the 2024 Form 10-K. Except for property held for sale discussed below, there have been no significant changes to the application of significant accounting policies since December 31, 2024.

Property held for sale - Property held for sale is initially recorded at fair value less cost to sell at the date of acquisition and is not depreciated. Refer to Note 5 and Note 8 of the Notes to Consolidated Financial Statements for information regarding the property held for sale and how the fair value was determined.

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

In May 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-04, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer.” The amendments in ASU 2025-04 affects the timing of revenue recognition for entities that offer to pay share-based consideration (e.g., equity instruments) to a customer (or to other parties that purchase the entity’s goods or services from the customer) to incentivize the customer (or its customers) to purchase its goods and services. Specifically, the amendments clarify the requirements for share-based consideration payable to a customer that vests upon the customer purchasing a specified volume or monetary amount of goods and services from the entity. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual period in which financial statements have not yet been issued.  If an entity adopts ASU 2025-04 in an interim period, it should adopt as of the beginning of the annual period that includes that interim reporting period. The Company does not expect the adoption of ASU 2025-04 to have a material impact on its consolidated financial statements.

Note 2. Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss. The Company did not record an allowance for credit losses ("ACL") on its securities available-for-sale or held-to-maturity portfolio as of June 30, 2025 and  December 31, 2024.

Investment securities available-for-sale was comprised of the following:

	June 30, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$20,542	$8	$(3,584)	$16,966
Subordinated Debt	9,470	—	(914)	8,556
Preferred Stock	460	—	—	460
Municipal Securities:
Taxable	10,610	—	(2,191)	8,419
Tax-exempt	22,453	5	(3,008)	19,450
U.S. Governmental Agencies	2,296	12	(21)	2,287
Total	$65,831	$25	$(9,718)	$56,138

Investment securities held-to-maturity was comprised of the following:

	June 30, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$12,846	$11	$(275)	$12,582
Subordinated Debt	2,000	—	—	2,000
Total	$14,846	$11	$(275)	$14,582

Investment securities available-for-sale was comprised of the following:

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$21,298	$—	$(4,105)	$17,193
Subordinated Debt	8,971	—	(1,064)	7,907
Preferred Stock	453	—	—	453
Municipal Securities:
Taxable	10,623	—	(2,422)	8,201
Tax-exempt	22,024	—	(2,403)	19,621
U.S. Governmental Agencies	2,392	4	(24)	2,372
Total	$65,761	$4	$(10,018)	$55,747

Investment securities held-to-maturity was comprised of the following:

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$13,578	$1	$(200)	$13,379
Subordinated Debt	2,500	—	(14)	2,486
Total	$16,078	$1	$(214)	$15,865

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions. For HTM securities that are not rated, the Company evaluates the capital levels of the bond issuers on a quarterly basis. The Company’s HTM securities ACL was immaterial at  June 30, 2025 and December 31, 2024.

The following table presents the amortized cost of HTM securities as of  June 30, 2025 and  December 31, 2024 by security type and credit rating:

(Dollars in thousands)	Municipal Securities	Subordinated Debt	Total HTM securities
June 30, 2025
Credit Rating:
AAA/AA/A	$12,846	$—	$12,846
Not Rated - Non Agency	—	2,000	2,000
Total	$12,846	$2,000	$14,846
December 31, 2024
Credit Rating:
AAA/AA/A	$13,578	$—	$13,578
Not Rated - Non Agency	—	2,500	$2,500
Total	$13,578	$2,500	$16,078

As of  June 30, 2025 and  December 31, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of  June 30, 2025 and  December 31, 2024.

The scheduled maturities of securities available-for-sale and held-to-maturity at  June 30, 2025 were as follows:

	June 30, 2025
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$998	$—	$—
Due from one to five years	500	500	3,537	3,508
Due from after five to ten years	15,692	14,307	5,617	5,614
Due after ten years	48,639	40,333	5,692	5,460
Total	$65,831	$56,138	$14,846	$14,582

The scheduled maturities of securities available-for-sale and held-to-maturity at  December 31, 2024 were as follows:

	December 31, 2024
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$993	$370	$370
Due from one to five years	—	—	4,017	3,973
Due from after five to ten years	14,430	12,997	5,945	5,886
Due after ten years	50,331	41,757	5,746	5,636
Total	$65,761	$55,747	$16,078	$15,865

Securities with a fair value of $398,000 and $394,000 were pledged as collateral to secure public funds at June 30, 2025 and December 31, 2024, respectively.

The following tables summarize the fair value and unrealized loss positions of securities available-for-sale as of June 30, 2025 and December 31, 2024, aggregated by security type and length of time that individual securities have been in a continuous loss position:

	June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$16,560	$(3,584)	$16,560	$(3,584)
Subordinated Debt	—	—	7,556	(914)	7,556	(914)
Municipal securities:
Taxable	—	—	8,419	(2,191)	8,419	(2,191)
Tax-exempt	2,468	(20)	15,902	(2,988)	18,370	(3,008)
U.S. Governmental Agencies	—	—	598	(21)	598	(21)
Total	$2,468	$(20)	$49,035	$(9,698)	$51,503	$(9,718)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$17,105	$(4,105)	$17,105	$(4,105)
Subordinated Debt	215	(35)	7,191	(1,029)	7,406	(1,064)
Municipal Securities:
Taxable	—	—	8,201	(2,422)	8,201	(2,422)
Tax-exempt	2,658	(36)	16,593	(2,367)	19,251	(2,403)
U.S. Government Agencies	—	—	614	(24)	614	(24)
Total	$2,873	$(71)	$49,704	$(9,947)	$52,577	$(10,018)

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

At  June 30, 2025, there were five tax-exempt municipal securities with a fair value totaling $2.5 million in an unrealized loss position of less than 12 months. At  June 30, 2025, there were twenty-two collateralized mortgage backed securities with fair values totaling $16.6 million, twenty subordinated debt securities totaling $7.6 million, twenty-eight tax-exempt municipal securities with a fair value totaling $15.9 million, eleven taxable municipal securities with fair values totaling $8.4 million, and six government agency securities with a fair value totaling $598,000 in an unrealized loss position of more than 12 months.

The Company periodically invests in New Market Tax Credit (NMTC) opportunities, related primarily to certain community development projects. The Company receives tax credits related to these investments, for which the Company typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. These tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. On  January 1, 2024, the Company transitioned from the equity method of accounting and began applying the proportional amortization method of accounting to its qualifying new markets tax credit investments in addition to its low income housing tax credit partnerships already subject to the proportional amortization method. At June 30, 2025 and December 31, 2024, the balance of the investments in new market tax credits was $11.8 million and $9.4 million and the balance of the investments in Low-Income Housing Tax Credits (“LIHTC”) was $7.3 million and $7.6 million. These balances, as well as the nonmarketable securities in the amount of $7.0 million as of  June 30, 2025 and $6.7 million as of   December 31, 2024, are reflected in the other assets line on the consolidated statements of financial condition. During the three-month period ended  June 30, 2025 and 2024, the Company recognized amortization expense for the NMTC investments of $599,000 and $228,000, and $165,000 and $154,000 for the LIHTC investments, respectively, which was included within the income tax expense line item on the consolidated statements of income and the depreciation, amortization, and accretion, net line item on the consolidated statements of cash flows. During the six-month period ended  June 30, 2025 and 2024, the Company recognized amortization expense for the NMTC investments of $1.1 million and $336,000, and $329,000 and $308,000 for the LIHTC investments

The restricted securities line on the consolidated statements of financial condition consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $5.2 million and $1.7 million respectively, as of June 30, 2025, compared to $5.2 million and $1.5 million, respectively, as of December 31, 2024 We also had $126,800 and $124,000 in Community Bankers Bank stock and Atlantic Community Bankers Bank stock, respectively as of  June 30, 2025 and   December 31, 2024.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Residential Real Estate:
Single Family	$206,428	$204,357
Multifamily	245,826	234,884
Farmland	203	240
Commercial Real Estate:
Owner Occupied	381,746	372,412
Non-Owner Occupied	529,644	525,792
Construction and Land Development	328,522	393,385
Commercial – Non Real Estate:
Commercial & Industrial	97,701	102,354
Consumer – Non Real Estate:
Unsecured	166	343
Secured	908	1,231
Total Gross Loans	1,791,144	1,834,998
Less: Unearned Fees, net	(4,655)	(4,992)
Less: Allowance for Credit Losses - Loans	(19,057)	(19,450)
Net Loans	$1,767,432	$1,810,556

The unsecured consumer loans above include $166,000 and $343,000 of overdrafts reclassified as loans at June 30, 2025 and December 31, 2024, respectively.

The following tables present the amortized cost basis by segments of the loan portfolio summarized by aging categories as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Nonaccrual	Current	Total Loans Receivable
Residential Real Estate:
Single Family	$5,984	$—	$—	$2,092	$198,352	$206,428
Multifamily	—	3,420	—	606	241,800	245,826
Farmland	—	—	—	—	203	203
Commercial Real Estate:
Owner Occupied	—	—	—	—	381,746	381,746
Non-Owner Occupied	—	—	—	315	529,329	529,644
Construction and Land Development	20,871	7,526	—	35	300,090	328,522
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	4,121	93,580	97,701
Consumer – Non Real Estate:
Unsecured	—	—	—	—	166	166
Secured	20	—	—	—	888	908
Total	$26,875	$10,946	$—	$7,169	$1,746,154	$1,791,144

	December 31, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Nonaccrual	Current	Total Loans Receivable
Residential Real Estate:
Single Family	$—	$62	$—	$1,162	$203,133	$204,357
Multifamily	—	—	—	—	234,884	234,884
Farmland	—	—	—	—	240	240
Commercial Real Estate:
Owner Occupied	—	—	—	—	372,412	372,412
Non-Owner Occupied	—	—	—	11,160	514,632	525,792
Construction and Land Development	—	—	—	4,235	389,150	393,385
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	5,093	97,261	102,354
Consumer – Non Real Estate:
Unsecured	—	—	—	—	343	343
Secured	—	—	—	—	1,231	1,231
Total	$—	$62	$—	$21,650	$1,813,286	$1,834,998

The following tables summarize the activity in the allowance for credit losses on loans by loan class for the three and six months ended June 30, 2025 and 2024.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended June 30, 2025	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,492	$11,395	$4,102	$1,463	$8	$19,460
Charge-offs	—	—	—	(622)	—	(622)
Recoveries	3	740	—	4	—	747
Provision for (recovery of) credit losses	21	(1,130)	(44)	626	(1)	(528)
Ending Balance	$2,516	$11,005	$4,058	$1,471	$7	$19,057

For the six months ended June 30, 2025
Beginning Balance	$2,478	$11,321	$4,648	$993	$10	$19,450
Charge-offs	—	—	—	(622)	—	(622)
Recoveries	5	740	—	11	1	757
Provision for (recovery of) credit losses	33	(1,056)	(590)	1,089	(4)	(528)
Ending Balance	$2,516	$11,005	$4,058	$1,471	$7	$19,057

	Real Estate
For the three months ended June 30, 2024	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,468	$9,748	$3,327	$969	$19	$16,531
Charge-offs	—	—	(370)	—	—	(370)
Recoveries	—	—	—	—	6	6
Provision for (recovery of) credit losses	(15)	196	607	154	(11)	931
Ending Balance	$2,453	$9,944	$3,564	$1,123	$14	$17,098

For the six months ended June 30, 2024
Beginning Balance	$2,594	$8,888	$3,575	$1,435	$14	$16,506
Charge-offs	(132)	—	(370)	—	(9)	(511)
Recoveries	—	—	—	—	8	8
Provision for (recovery of) credit losses	(9)	1,056	359	(312)	1	1,095
Ending Balance	$2,453	$9,944	$3,564	$1,123	$14	$17,098

The following table is a summary of the Company's nonaccrual loans by major categories for the periods indicated.

	June 30, 2025
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Residential Real Estate:
Single Family	$2,092	$—	$2,092
Multifamily	606	—	606
Commercial Real Estate:
Non-Owner Occupied	315	—	315
Construction and Land Development	35	—	35
Commercial & Industrial	4,121	—	4,121
Total	$7,169	$—	$7,169

	December 31, 2024
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Residential Real Estate:
Single Family	$1,162	$—	$1,162
Commercial Real Estate:
Non-Owner Occupied	11,160	—	11,160
Construction and Land Development	4,235	—	4,235
Commercial & Industrial	5,093	—	5,093
Total	$21,650	$—	$21,650

The following table represents the accrued interest receivables written off by reversing interest income during the three and six months ended June 30, 2025 and 2024.

	For the three months ended June 30,	For the three months ended June 30,
	2025	2024
(Dollars in thousands)
Residential Real Estate:
Single Family	$—	$67
Construction and Land Development	123	576
Commercial Real Estate:
Non Owner-Occupied	5	—
Commercial & Industrial	—	16
Total	$128	$659

	For the six months ended June 30,	For the six months ended June 30,
	2025	2024
(Dollars in thousands)
Residential Real Estate:
Single Family	$90	$75
Multifamily	14	—
Construction and Land Development	123	873
Commercial Real Estate:
Non-Owner Occupied	5	—
Commercial & Industrial	—	110
Total	$232	$1,058

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

●	Residential real estate loans, including equity lines of credit, are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Commercial real estate loans can be secured by either owner-occupied commercial real estate or non-owner-occupied investment commercial real estate. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner-occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate where our borrower is the lessor.
●	Construction and land development loans are secured by real property where loan funds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner-user commercial properties.
●	Commercial and industrial loans are generally secured by equipment, inventory, accounts receivable, and other commercial property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans for the periods indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Residential Real Estate:
Single Family	$6,358	$5,484
Multifamily	3,751	3,197
Commercial Real Estate:
Non-Owner Occupied	314	11,488
Construction and Land Development	24,495	28,374
Commercial & Industrial	4,136	8,880
Total	$39,054	$57,423

As of  June 30, 2025, there was one residential real estate loan totaling $521,700 in the process of foreclosure.

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30, 2025

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Residential Real Estate:
Single Family	$3,426	1.7%	Extended term on interest only payments for six months
Multifamily	12,894	5.2%	Interest rate decrease for three months
Total	$16,320

	Six months ended June 30, 2025

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Residential Real Estate:
Single Family	$3,426	1.7%	Extended term on interest only payments for six months
Multifamily	12,894	5.2%	Interest rate decrease for three months
Commercial & Industrial	4,113	4.2%	Interest rate decrease; extended term for eight months
Total	$20,433

	Three months ended June 30, 2024

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Construction and Land Development	$12,627	3.1%	Extended amortization for five years
Total	$12,627

	Six months ended June 30, 2024

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Residential Real Estate:
Single Family	$364	0.2%	Deferred loan payment for three months
Construction and Land Development	24,684	6.0%	Extended term on interest only payments for six months; Extended amortization for five years
Commercial & Industrial	743	0.8%	Extended term on interest only payments for three months
Total	$25,791

The Company monitors loan payments on performing and non-performing loans on an ongoing basis to determine if a loan is considered to have a payment default. Of the loans modified during the 12 months prior to borrowers experiencing financial difficulties, two relationships consisting of three loans for $21.7 million were over 30 days past due as of  June 30, 2025 and two relationships consisting of three loans for $4.1 million were in payment default as of June 30, 2025. Of the loans modified during the 12 months prior to June 30, 2024, to borrowers experiencing financial difficulties, none were past due or in payment default as of June 30, 2024.

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

The following tables summarize the amortized cost basis by aggregate Pass and categories of Criticized and Classified within the Company’s internal risk rating system by year of origination as of June 30, 2025 and December 31, 2024.  The following tables also summarize gross charge-offs, by year of origination as of and for the six months ended June 30, 2025 and as of and for the year ended  December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
June 30, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single Family
Pass	$14,253	$13,225	$42,883	$16,633	$29,690	$56,095	$23,346	$—	$196,125
Criticized	—	500	—	—	—	3,436	—	—	3,936
Classified	—	200	—	1,371	3,468	1,328	—	—	6,367
Total Residential Real Estate - Single Family	$14,253	$13,925	$42,883	$18,004	$33,158	$60,859	$23,346	$—	$206,428
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Multifamily
Pass	$—	$13,079	$14,507	$70,478	$24,386	$61,539	$603	$—	$184,592
Criticized	—	—	26,250	—	11,703	19,514	—	—	57,467
Classified	—	—	—	—	3,161	606	—	—	3,767
Total Residential Real Estate - Multifamily	$—	$13,079	$40,757	$70,478	$39,250	$81,659	$603	$—	$245,826
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$—	$75	$—	$—	$—	$128	$—	$—	$203
Total Residential Real Estate - Farmland	$—	$75	$—	$—	$—	$128	$—	$—	$203
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$24,696	$35,271	$65,245	$83,341	$35,580	$109,350	$23,763	$—	$377,246
Criticized	—	—	4,500	—	—	—	—	—	4,500
Total Commercial Real Estate - Owner Occupied	$24,696	$35,271	$69,745	$83,341	$35,580	$109,350	$23,763	$—	$381,746
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$4,105	$42,177	$7,199	$188,224	$52,856	$188,477	$30,800	$—	$513,838
Criticized	—	—	—	—	—	15,491	—	—	15,491
Classified	—	—	—	—	—	315	—	—	315
Total Commercial Real Estate - Non-Owner Occupied	$4,105	$42,177	$7,199	$188,224	$52,856	$204,283	$30,800	$—	$529,644
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Pass	$1,416	$649	$3,212	$18,214	$476	$816	$271,504	$—	$296,287
Criticized	—	—	—	—	—	—	7,526	—	7,526
Classified	—	—	—	1,950	—	—	22,759	—	24,709
Total Construction and Land Development	$1,416	$649	$3,212	$20,164	$476	$816	$301,789	$—	$328,522
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & Industrial
Pass	$2,664	$29,233	$5,911	$9,811	$2,666	$8,293	$34,991	$—	$93,569
Classified	—	—	—	—	12	976	3,144	—	4,132
Total Commercial & Industrial	$2,664	$29,233	$5,911	$9,811	$2,678	$9,269	$38,135	$—	$97,701
Current period gross charge-offs	$—	$—	$—	$—	$319	$303	$—	$—	$622

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$166	$—	$166
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$166	$—	$166
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$105	$164	$35	$137	$—	$347	$120	$—	$908
Total Consumer - Secured	$105	$164	$35	$137	$—	$347	$120	$—	$908
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$47,239	$133,873	$138,992	$386,838	$145,654	$425,045	$385,293	$—	$1,662,934
Criticized	—	500	30,750	—	11,703	38,441	7,526	—	88,920
Classified	—	200	—	3,321	6,641	3,225	25,903	—	39,290
Total	$47,239	$134,573	$169,742	$390,159	$163,998	$466,711	$418,722	$—	$1,791,144
Current period gross charge-offs	$—	$—	$—	$—	$319	$303	$—	$—	$622

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2024
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single Family
Pass	$18,439	$44,460	$17,803	$26,055	$29,482	$32,065	$24,643	$—	$192,947
Criticized	500	—	393	1,596	3,436	—	—	—	5,925
Classified	200	—	—	3,507	1,338	—	440	—	5,485
Total Residential Real Estate - Single Family	$19,139	$44,460	$18,196	$31,158	$34,256	$32,065	$25,083	$—	$204,357
Current period gross charge-offs	$—	$—	$—	$—	$—	$132	$—	$—	$132

Residential Real Estate - Multifamily
Pass	$12,163	$5,314	$69,629	$24,693	$38,226	$23,199	$390	$—	$173,614
Criticized	—	26,250	—	11,703	606	19,514	—	—	58,073
Classified	—	—	—	3,197	—	—	—	—	3,197
Total Residential Real Estate - Multifamily	$12,163	$31,564	$69,629	$39,593	$38,832	$42,713	$390	$—	$234,884
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$106	$—	$—	$—	$—	$134	$—	$—	$240
Total Residential Real Estate - Farmland	$106	$—	$—	$—	$—	$134	$—	$—	$240
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$35,483	$67,043	$81,427	$41,167	$38,446	$79,425	$24,921	$—	$367,912
Criticized	—	4,500	—	—	—	—	—	—	4,500
Classified	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$35,483	$71,543	$81,427	$41,167	$38,446	$79,425	$24,921	$—	$372,412
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$46,243	$7,549	$154,994	$58,931	$46,057	$152,963	$31,903	$—	$498,640
Criticized	—	—	—	—	15,664	—	—	—	15,664
Classified	—	11,160	—	—	328	—	—	—	11,488
Total Commercial Real Estate - Non-Owner Occupied	$46,243	$18,709	$154,994	$58,931	$62,049	$152,963	$31,903	$—	$525,792
Current period gross charge-offs	$—	$740	$—	$—	$—	$—	$—	$—	$740

Construction and Land Development
Pass	$3,149	$5,358	$19,680	$8,849	$718	$234	$325,885	$—	$363,873
Criticized	—	—	—	—	—	—	1,138	—	1,138
Classified	—	—	1,950	—	—	—	26,424	—	28,374
Total Construction and Land Development	$3,149	$5,358	$21,630	$8,849	$718	$234	$353,447	$—	$393,385
Current period gross charge-offs	$—	$289	$—	$259	$3,136	$—	$—	$—	$3,684

Commercial & Industrial
Pass	$32,769	$7,197	$10,237	$3,793	$2,026	$7,550	$29,902	$—	$93,474
Classified	319	—	—	3,712	—	1,600	3,249	—	8,880
Total Commercial & Industrial	$33,088	$7,197	$10,237	$7,505	$2,026	$9,150	$33,151	$—	$102,354
Current period gross charge-offs	$4	$—	$—	$—	$—	$—	$—	$—	$4

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$343	$—	$343
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$343	$—	$343
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$187	$41	$184	$—	$13	$721	$85	$—	$1,231
Total Consumer - Secured	$187	$41	$184	$—	$13	$721	$85	$—	$1,231
Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$—	$9

Total
Pass	$148,539	$136,962	$353,954	$163,488	$154,968	$296,291	$438,072	$—	$1,692,274
Criticized	500	30,750	393	13,299	19,706	19,514	1,138	—	85,300
Classified	519	11,160	1,950	10,416	1,666	1,600	30,113	—	57,424
Total	$149,558	$178,872	$356,297	$187,203	$176,340	$317,405	$469,323	$—	$1,834,998
Current period gross charge-offs	$4	$1,029	$—	$259	$3,136	$141	$—	$—	$4,569

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., the commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $272,000 and $357,000 at June 30, 2025 and June 30, 2024, is separately classified on the balance sheet.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposure for the three and six months ended June 30, 2025 and 2024, respectively.

Three months ended June 30, 2025	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, March 31, 2025	$287
Recovery of off-balance sheet credit losses, net	(15)
Balance, June 30, 2025	$272

Six months ended June 30, 2025	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, December 31, 2024	$287
Recovery of off-balance sheet credit losses, net	(15)
Balance, June 30, 2025	$272

Three months ended June 30, 2024	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, March 31, 2024	$650
Recovery of off-balance sheet credit losses, net	(293)
Balance, June 30, 2024	$357

Six months ended June 30, 2024	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, December 31, 2023	$1,009
Recovery of off-balance sheet credit losses, net	(652)
Balance, June 30, 2024	$357

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

The following tables summarize key elements of the Company’s derivative instruments as of June 30, 2025 and December 31, 2024.

June 30, 2025
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$210,394	38	$—	$14,677	$—
Matched interest rate swap with counterparty	$210,394	38	$14,677	$—	$—

December 31, 2024
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$230,417	43	$—	$21,715	$—
Matched interest rate swap with counterparty	$230,417	43	$21,715	$—	$—

The Company is able to recognize fee income upon execution of the interest rate swap contract. The Company did not record any interest rate swap fee income for the three and six months ended June 30, 2025 or 2024.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available-for-sale

Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of June 30, 2025, and December 31, 2024, the Bank’s entire portfolio of available-for-sale securities are considered to be Level 2 securities, with the exception of two subordinated debt securities and one preferred stock security which are considered Level 3.

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$16,966	$—	$16,966
Subordinated Debt	—	7,806	750	8,556
Preferred Stock	—	—	460	460
Municipal Securities:
Taxable	—	8,419	—	8,419
Tax-exempt	—	19,450	—	19,450
U.S. Government Agencies	—	2,287	—	2,287
Derivative asset – interest rate swap on loans	—	14,677	—	14,677
Total	$—	$69,605	$1,210	$70,815
Liabilities:
Derivative liability – interest rate swap on loans	$—	$14,677	$—	$14,677
Total	$—	$14,677	$—	$14,677

	December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$17,193	$—	$17,193
Subordinated Debt	—	7,657	250	7,907
Preferred Stock	—	—	453	453
Municipal Securities:
Taxable	—	8,201	—	8,201
Tax-exempt	—	19,621	—	19,621
U.S. Government Agencies	—	2,372	—	2,372
Derivative asset – interest rate swap on loans	—	21,715	—	21,715
Total	$—	$76,759	$703	$77,462
Liabilities:
Derivative liability – interest rate swap on loans	$—	$21,715	$—	$21,715
Total	$—	$21,715	$—	$21,715

The table below shows the activity to the fair value of level three instruments during the six months ended June 30, 2025.

Reconciliation of Level 3 Inputs
(Dollars in thousands)
December 31, 2024 fair value	$703
Change in fair value (1)	7
Purchase of security	500
June 30, 2025 fair value	$1,210

(1) - The change in fair value from December 31, 2024 to  June 30, 2025 is due to accretion of the underlying security given that it was purchased at a discount. The change in fair value is not due to fluctuating market conditions.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Property held for sale

This real estate property is carried in the property held for sale line item on the Consolidated Statements of Financial Condition as of  June 30, 2025 at fair value based upon the transactional price if available, or the appraised value of the property.

The Company did not have any assets that were measured at fair value on a nonrecurring basis as  December 31, 2024. The following table summarizes the value of the Bank's assets as of  June 30, 2025 that were measured at fair value on a nonrecurring basis during the period:

	June 30, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Property held for sale	$—	$—	$3,225	$3,225
Total	$—	$—	$3,225	$3,225

	Fair Value Measurements at June 30, 2025
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Property held for sale	$3,225	Transaction price	Estimated selling costs	1% - 5%
Total	$3,225

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

June 30, 2025	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$133,284	$133,284	$133,284	$—	$—
Securities:
Available-for-sale	56,138	56,138	—	54,928	1,210
Held-to-maturity	14,846	14,582	—	14,582	—
Restricted securities	7,005	7,005	—	7,005	—
Loans, net	1,767,432	1,781,644	—	—	1,781,644
Derivative asset – interest rate swap on loans	14,677	14,677	—	14,677	—
Bank owned life insurance	40,117	40,117	—	40,117	—
Accrued interest receivable	9,500	9,500	—	9,500	—
Liabilities:
Deposits	$1,798,547	$1,798,998	$—	$1,034,108	$764,890
Subordinated debt, net	71,238	67,429	—	67,429	—
Derivative liability – interest rate swaps on loans	14,677	14,677	—	14,677	—
Accrued interest payable	3,144	3,144	—	3,144	—

December 31, 2024	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$207,708	$207,708	$207,708	$—	$—
Securities:
Available-for-sale	55,747	55,747	—	55,044	703
Held-to-maturity	16,078	15,865	—	15,865	—
Restricted securities	6,873	6,873	—	6,873	—
Loans, net	1,810,556	1,806,846	—	—	1,806,846
Derivative asset – interest rate swap on loans	21,715	21,715	—	21,715	—
Bank owned life insurance	39,507	39,507	—	39,507	—
Accrued interest receivable	9,059	9,059	—	9,059	—
Liabilities:
Deposits	$1,907,794	$1,910,018	$—	$1,088,506	$821,512
Subordinated debt, net	73,039	67,239	—	67,239	—
Derivative liability – interest rate swaps on loans	21,715	21,715	—	21,715	—
Accrued interest payable	3,362	3,362	—	3,362	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. Assumptions utilized in the aggregation of fair value of our loan portfolio include prepayment rates, probability of default and loss given default, and discount rates on cash flows. Our third party valuation utilizes average data by homogenous loan segments nationwide and may not properly reflect the characteristics of our specific portfolio. There were no changes in methodologies or transfers between levels during the periods ended  June 30, 2025 and December 31, 2024.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except for share and per share data)	2025	2024	2025	2024
Net income	$4,590	$2,618	$7,043	$5,923
Preferred stock dividends	(539)	$(539)	(1,078)	$(1,078)
Net income available to common shareholders	$4,051	$2,079	$5,965	$4,845
Weighted average number of common shares issued, basic and diluted	7,704,677	7,608,389	7,670,623	7,610,188
Earnings per common share:
Basic and diluted earnings per common share	$0.53	$0.27	$0.78	$0.64

Note 7. Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes, as of June 30, 2025 and December 31, 2024:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Unrealized loss on investment securities available-for-sale	$(9,693)	$(10,014)
Tax benefit	2,229	2,303
Total accumulated other comprehensive loss	$(7,464)	$(7,711)

Note 8: Property Held For Sale

During the three months ended June 30, 2025, the Company acquired a building complex for possible future bank premises. The complex consists of three buildings and the associated land, and are part of the Core Banking segment. Two buildings were designated as held for sale upon acquisition and are in the property held for sale line item on the Consolidated Statements of Financial Condition as of  June 30, 2025. The sales of the two buildings are currently expected to close before the end of 2025. The carrying amount of the two buildings designated as held for sale was $3.2 million as of June 30, 2025.

Note 9: Segment Reporting

Segment performance is evaluated using income before income taxes. Indirect expenses are allocated on revenue. Transactions among segments are made at fair value. Information reported internally for performance assessment by the chief operating decision makers follows, inclusive of reconciliations of significant segment totals to the financial statements:

	Three months ended June 30, 2025
(Dollars in thousands)	Core Banking	Financial Technology	Consolidated
Interest income - loans, including fees - (1)	$32,190	$253	$32,443
Interest income - investments, other	1,843	—	1,843
Service charge income	342	196	538
Other fee income	528	—	528
Total	$34,903	$449	$35,352
Less:
Total consolidated interest expense	15,469	27	15,496
Segment gross profit	$19,434	$422	$19,856
Less:
Recovery of credit losses	(543)	—	(543)
Salaries and employee benefits	7,425	854	8,279
Furniture and equipment expenses	656	485	1,141
Advertising and marketing	446	84	530
Outside services	439	851	1,290
Other operating expenses	3,387	118	3,505
Total non-interest expense	11,810	2,392	14,202
Segment profit (loss)	$7,624	$(1,970)	$5,654
Other segment disclosures
Segment assets	2,114,721	60	2,114,781
(1) - Includes transfer pricing on average deposits outstanding for the period

	Six months ended June 30, 2025
(Dollars in thousands)	Core Banking	Financial Technology	Consolidated
Interest income - loans, including fees - (1)	$62,966	$588	$63,554
Interest income - investments, other	3,695	—	3,695
Service charge income	649	419	1,068
Other fee income	937	—	937
Total	$68,247	$1,007	$69,254
Less:
Total consolidated interest expense	31,874	75	31,949
Segment gross profit	$36,373	$932	$37,305
Less:
Recovery of credit losses	(543)	—	(543)
Salaries and employee benefits	14,319	2,345	16,664
Furniture and equipment expenses	1,375	782	2,157
Advertising and marketing	863	148	1,011
Outside services	838	1,625	2,463
Other operating expenses	6,537	227	6,764
Total non-interest expense	23,389	5,127	28,516
Segment profit (loss)	$12,984	$(4,195)	$8,789
Other segment disclosures
Segment assets	2,114,721	60	2,114,781

(1) - Includes transfer pricing on average deposits outstanding for the period

	Three months ended June 30, 2024
(Dollars in thousands)	Core Banking	Financial Technology	Consolidated
Interest income - loans, including fees - (1)	$31,272	$383	$31,655
Interest income - investments, other	1,781	—	1,781
Service charge income	334	156	490
Other fee income	274	—	274
Total	$33,661	$539	$34,200
Less:
Total consolidated interest expense	17,865	6	17,871
Segment gross profit	$15,796	$533	$16,329
Less:
Provision for credit losses	638	—	638
Salaries and employee benefits	7,079	405	7,484
Furniture and equipment expenses	732	208	940
Advertising and marketing	527	39	566
Outside services	349	490	839
Other operating expenses	2,909	97	3,006
Total non-interest expense	12,234	1,239	13,473
Segment profit (loss)	$3,562	$(706)	$2,856
Other segment disclosures
Segment assets	2,076,469	17,277	2,093,746
(1) - Includes transfer pricing on average deposits outstanding for the period

	Six months ended June 30, 2024
(Dollars in thousands)	Core Banking	Financial Technology	Consolidated
Interest income - loans, including fees - (1)	$61,365	$873	$62,238
Interest income - investments, other	3,667	—	3,667
Service charge income	649	310	959
Other fee income	601	—	601
Total	$66,282	$1,183	$67,465
Less:
Total consolidated interest expense	34,703	12	34,715
Segment gross profit	$31,579	$1,171	$32,750
Less:
Provision for credit losses	443	—	443
Salaries and employee benefits	14,196	776	14,972
Furniture and equipment expenses	1,511	364	1,875
Advertising and marketing	954	66	1,020
Outside services	721	893	1,614
Other operating expenses	5,631	204	5,835
Total non-interest expense	23,456	2,303	25,759
Segment profit (loss)	$8,123	$(1,132)	$6,991
Other segment disclosures
Segment assets	2,076,469	17,277	2,093,746
(1) - Includes transfer pricing on average deposits outstanding for the period

The software solution related to Avenu was deployed in October 2024. Once the software was deployed, the capitalization of certain costs ceased. During the three and six months ended June 30, 2025, costs that were incurred related to the software were expensed rather than capitalized, which caused the fluctuation in the segment loss for the Financial Technology segment compared to the three and six months ended June 30, 2024. The Company made the decision to pivot away from certain BaaS services during the three months ended March 31, 2025. During the six months ended June 30, 2025, the Company incurred nonrecurring costs related to pivoting away from these services such as contract termination costs and severance, which are included in the tables above.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2024, previously filed with the SEC on March 14, 2025. Results for the three and six months ended June 30, 2025 are not necessarily indicative of results for the year ending December 31, 2025 or any future period.

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

●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;

●	liquidity, interest rate and operational risks associated with our business;

●	implications of our status as a smaller reporting company;

●	a work stoppage, forced quarantine, or other interruption or the unavailability of key employees;

●	volatility in the financial institution industry, including failures and/or rumors of possible failures of other financial institutions and actions by regulatory authorities in response thereto;

●	litigation or governmental actions;

●	impairment of a material asset;

●	federal layoffs and potential government contract terminations or non-renewals;

●	possible income tax and accounting effects of recently enacted legislation; and

●	"Risk Factors" and other information included in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q.

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

Economic Impact of Federal Spending Reductions and New Legislation

The Company recognizes that the impact of federal spending reductions, hiring freezes, and layoffs, including dismissals of employees and termination or non-renewal of government contracts in the Company’s primary market areas, may have an adverse economic effect, particularly after severance payments to permanently terminated federal employees expire later in 2025. In addition, consumer confidence and the strength of the US dollar may be negatively affected by uncertainty associated with proposed tariffs on many imports. We cannot assure you that the economic impacts of these actions would not be material and adverse to our business, financial condition, results of operations, or prospects.

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill (the "Act”). The Company is currently evaluating income tax and accounting implications of the Act. The Company currently does not expect the Act to have a material impact on the Company's business, financial condition, results of operations, or prospects.

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

The Company's business is focused core banking where we offer a full range of banking services to individuals, small to medium-sized businesses and professionals through both traditional and electronic delivery. During the quarter ended March 31, 2025, the Company pivoted away from certain operating BaaS services. Activities resulting from this business line for the quarters ended June 30, 2025 and June 30, 2024 are reported in Note 9 in the Notes to the Consolidated Financial Statements.

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

MainStreet Community Capital, LLC

In September 2021, the Company created a community development entity (“CDE”) subsidiary, MainStreet Community Capital, LLC, a Virginia limited liability company, to apply for New Market Tax Credit (“NMTC”) allocations from the U.S. Department of Treasury’s Community Development Financial Institutions Fund. To promote development in economically distressed areas, the NMTC program was established under the Community Renewal Tax Relief Act of 2000 to provide tax incentives for capital investment in disadvantaged market areas that have not experienced economic expansion. The program establishes a tax credit for investment in a CDE and ongoing compliance with the program is accomplished through a governing board and an advisory board which maintains accountability to residents and businesses in the aforementioned disadvantaged areas. This CDE will be an intermediary vehicle for the provision of loans and investments in Low-Income Communities (“LICs”). In January 2022, the Community Development Financial Institutions Fund (“CDFI”) of the United States Department of the Treasury certified MainStreet Community Capital, LLC as a registered CDE. In December 2024, MainStreet Community Capital submitted an application to apply for the 2024 NMTC program allocation. Allocation awards are expected to be announced during the fourth quarter of 2025. The One Big Beautiful Bill signed into law on July 4, 2025, permanently extended the new market tax credit program.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2025, have remained unchanged since our Annual Report on Form 10-K for the year ended December 31, 2024 was filed, unless noted herein. Any changes are discussed under "Recently Adopted Accounting Developments" in Note 1 of the Notes to Consolidated Financial Statements.

Comparison of Statements of Income for the Three Months Ended June 30, 2025 and 2024

General

Total interest income increased $850,000 for the three months ended June 30, 2025 from the same period in 2024. The increase was primarily the result of an increase in interest and fees on loans of $788,000 due to collection of accrued interest on a fully repaid nonaccrual loan. Total interest expense decreased $2.4 million for the three months ended June 30, 2025 from the same period in 2024 due to fluctuations in deposit interest expense described below. Net interest income increased $3.2 million for the three months ended June 30, 2025 from the same period in 2024. The recovery of credit losses was $543,000 for the three months ended June 30, 2025 compared to a provision for credit losses of $638,000 for the three months ended June 30, 2024. Non-interest income increased $302,000 for the three months ended June 30, 2025 from the same period in 2024. The increase in non-interest income was primarily due to a $68,000 gain on retirement of subordinated debt and a $103,000 gain on equity securities during the three months ended June 30, 2025. Non-interest expense increased by $1.9 million for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to increases in salaries and employee benefits, outside services, and FDIC insurance. Of these expenses, $1.8 million were not incurred in the comparable quarter and were primarily related to the Company's decision to pivot away from certain operating BaaS services. Excluding these expenses, non-interest expense was $12.96 million for the three months ended June 30, 2025, an increase of $127,000 from $12.8 million for the three months ended June 30, 2024. Net income increased $2.0 million to $4.6 million for the three months ended June 30, 2025 from $2.6 million for the three months ended June 30, 2024. The increase in net income was primarily driven by the decrease in total interest expense.

Interest Income

Total interest income increased $850,000, or 2.5%, to $34.4 million for the three months ended June 30, 2025 from $33.5 million for the three months ended June 30, 2024, on a tax equivalent basis. The increase was primarily the result of an increase in interest and fees on loans of $788,000. Total average interest-earning assets increased $57.1 million, to $2.02 billion for the three months ended June 30, 2025 from $1.96 billion for the same period in 2024 primarily because of an increase of $37.2 million in the average balance of loans and by an increase of $23.6 million in the average balance of federal funds sold and interest bearing deposits at other financial institutions. These increases were offset by a $3.7 million decrease in the average balance of investment securities. The average yield on our interest-earning assets decreased 2 basis points to 6.84% for the three months ended June 30, 2025 as compared to 6.86% for the three months ended June 30, 2024 primarily due to market conditions. For the three months ended June 30, 2025, the Company reversed $128,000 in accrued interest income in relation to loans placed on nonaccrual, as compared to $659,000 for the three months ended June 30, 2024.

Interest and fees on loans increased $788,000, to $32.4 million for the three months ended June 30, 2025 from $31.7 million for the same period in 2024. This was primarily due to the collection of accrued interest on a fully repaid nonaccrual loan and due to an increase in the average loans outstanding of $37.2 million, which was $1.82 billion for the three months ended June 30, 2025 compared to $1.78 billion for the three months ended June 30, 2024. The average yield on loans increased 3 basis points, or 0.4%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Interest income on federal funds sold and interest-earning deposits increased by $62,000 to $1.15 million for the three months ended June 30, 2025, from $1.08 million for the three months ended June 30, 2024. The average balance of interest-earning deposits and federal funds sold increased $23.6 million to $108.3 million for the three months ended June 30, 2025 from $84.7 million for the same period in 2024. The average yield decreased to 4.24% for the three months ended June 30, 2025 from 5.13% for the same period in 2024.

Interest on investment securities was $769,000 for the three months ended June 30, 2025 and June 30, 2024 on a fully tax-equivalent basis. Interest on investments in U.S. Government Agencies and U.S. Municipals was $365,000 for the three months ended June 30, 2025 and $369,000 for the three months ended June 30, 2024. Interest on mortgage-backed securities was $94,000 for the three months ended June 30, 2025 and June 30, 2024. Subordinated debt interest income increased by $6,000, or 4.7%, to $134,000 for the three months ended June 30, 2025, from $128,000 for the three months ended June 30, 2024. The average yield on taxable securities increased  15 basis points, to 3.27%  and the average yield on tax-exempt securities increased 12 basis points, to 3.83% on a tax equivalent basis for the three months ended June 30, 2025, from 3.12% and 3.71%, respectively, for the same period in 2024. Despite the increase in average yield, interest on investment securities decreased given that the average balance of investment securities decreased by $3.7 million, to $88.3 million for the three months ended June 30, 2025, from $92.0 million for the three months ended June 30, 2024.

Interest Expense

Total interest expense decreased $2.4 million to $15.5 million for the three months ended June 30, 2025 from $17.9 million for the three months ended June 30, 2024, primarily due to a $2.2 million decrease in interest expense on interest bearing deposits and a $212,000 decrease in total interest expense paid on borrowings.

Interest expense on deposits decreased $2.2 million to $14.7 million for the three months ended June 30, 2025 from $16.9 million for the three months ended June 30, 2024 primarily as a result of a decrease in cost of funds. The increase in average balance of interest-bearing deposits was $96.4 million to $1.50 billion during the three months ended June 30, 2025 as compared to $1.40 billion for the three months ended June 30, 2024. The increase  in the average balance of interest-bearing deposits was primarily a result of a $15.6 million increase in the average balance of money market deposit accounts, by a $69.0 million increase in the average balance of time deposits, and by a $71.4 million increase in the average balance of savings and NOW deposits. These increases were partially offset by a $59.6 million decrease in interest bearing demand deposits during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The average cost of interest-bearing deposits was 3.94% for the three months ended June 30, 2025, compared to 4.83% for the three months ended June 30, 2024. The average rate paid on money market deposits decreased 85 basis points to 3.94% for the three months ended June 30, 2025 from 4.79% for the three months ended June 30, 2024. The average rate paid on interest-bearing demand deposits decreased 135 basis points to 3.58% for the three months ended June 30, 2025 from 4.93% for the three months ended June 30, 2024 primarily due to the interest rate environment and our ability to reprice these deposits. The average rate paid on savings and NOW deposits decreased 28 basis points to 1.32% for the three months ended June 30, 2025 from 1.60% for the three months ended June 30, 2024. The average cost of certificates of deposit decreased by 66 basis points to 4.39% for the three months ended June 30, 2025 as compared to 5.05% for the three months ended June 30, 2024. The average balance of non-interest bearing demand deposits and other liabilities decreased $27.2 million to $354.6 million for the three months ended June 30, 2025, compared to $381.8 million for the three months ended June 30, 2024. The decrease was primarily the result of depositors looking for higher yielding products and market competition.

Net Interest Income

Net interest income increased approximately $3.2 million, or 20.6%, to $18.9 million for the three months ended June 30, 2025 from $15.6 million for the three months ended June 30, 2024, on a tax equivalent basis, despite our net interest-earning assets decreasing $24.4 million to $449.0 million for the three months ended June 30, 2025 from $473.4 million for the three months ended June 30, 2024. The interest rate spread increased by 84 basis points to 2.87% for the three months ended June 30, 2025 from 2.03% for the three months ended June 30, 2024, on a tax equivalent basis. The net interest margin increased by 55 basis point from 3.20% for the three months ended June 30, 2024 to 3.75% for the three months ended June 30, 2025 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Three Months Ended June 30,
	2025			2024
	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,819,307	$32,443	7.15%	$1,782,124	$31,655	7.12%
Investment securities:
Taxable	52,911	431	3.27%	55,323	430	3.12%
Tax-exempt	35,434	338	3.83%	36,717	339	3.71%
Interest-bearing deposits at other financial institutions	84,353	932	4.43%	59,610	806	5.42%
Federal funds sold	23,986	213	3.56%	25,095	277	4.43%
Total interest-earning assets	$2,015,991	$34,357	6.84%	$1,958,869	$33,507	6.86%
Non-interest-earning assets	116,675			131,656
Total assets	$2,132,666			$2,090,525
Interest-bearing liabilities:
Interest-bearing demand deposits	$112,579	$1,004	3.58%	$172,221	$2,118	4.93%
Savings and NOW deposits	119,163	391	1.32%	47,767	190	1.60%
Money market deposits	479,267	4,707	3.94%	463,641	5,542	4.79%
Time deposits	784,824	8,595	4.39%	715,777	9,010	5.05%
Total interest-bearing deposits	$1,495,833	$14,697	3.94%	$1,399,406	$16,860	4.83%
Federal funds purchased	1	—	0.00%	13,298	191	5.76%
Subordinated debt, net	71,199	799	4.50%	72,802	820	4.52%
Total interest-bearing liabilities	$1,567,033	$15,496	3.97%	$1,485,506	$17,871	4.83%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	354,552			381,825
Total liabilities	$1,921,585			$1,867,331
Stockholders’ equity	211,081			223,194
Total liabilities and stockholders’ equity	$2,132,666			$2,090,525
Net interest income		$18,861			$15,636
Interest rate spread(2)			2.87%			2.03%
Net interest-earning assets(3)	$448,958			$473,363
Net interest margin(4)			3.75%			3.20%
Average interest-earning assets to average interest-bearing liabilities	128.7%			131.9%

(1)	Includes loans classified as non-accrual.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a fully tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Three Months Ended
	June 30, 2025 and 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$655	$133	$788
Investment securities	(31)	31	—
Interest-bearing deposits at other financial institutions	907	(781)	126
Federal funds sold	(12)	(52)	(64)
Total interest-earning assets	1,519	(669)	850
Interest-bearing liabilities:
Interest-bearing demand deposits	(622)	(492)	(1,114)
Savings and NOW accounts	1,124	(1,959)	(835)
Money market deposits	420	(219)	201
Time deposits	3,836	(4,251)	(415)
Total interest-bearing deposits	4,758	(6,921)	(2,163)
Federal funds purchased	(191)	—	(191)
Subordinated debt	(17)	(4)	(21)
Total interest-bearing liabilities	4,550	(6,925)	(2,375)
Change in net interest income	$(3,031)	$6,256	$3,225

Provision for Credit Losses

Management believes that the allowance for credit losses recorded for the period ended June 30, 2025 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

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

The recovery of credit losses on loans was $528,000 for the three months ended June 30, 2025 compared to a provision for credit losses on loans of $931,000 for the three months ended June 30, 2024.  This is primarily due to a decrease in total gross loans of $43.9 million from $1.83 billion as of December 31, 2024 to $1.79 billion as of June 30, 2025 due to loan paydowns in the normal course of business and management of concentrations. Loan originations, which totaled approximately $44.5 million for the three months ended June 30, 2024 increased $6.4 million to $50.9 million for the three months ended June 30, 2025. Non-performing loans were $7.2 million at June 30, 2025. 52% of this balance is attributable to one relationship and the remaining 48% are confined to five relationships that experienced liquidity constraints. The Company is proactive in identifying any potential issues and acts decisively when prudent. Past due loans excluding non-performing loans, increased to $37.8 million as of June 30, 2025 compared to $62,000 as of December 31, 2024. The increase in past due loans was isolated to a limited number of borrowers and was due to timing of payments received rather than deteriorating credit, and therefore, did not significantly impact the allowance for credit losses on loans as of June 30, 2025.

The recovery of credit losses on off-balance sheet credit exposure was $15,000 for the three months ended June 30, 2025 compared to a recovery of credit losses of $293,000 for the three months ended June 30, 2024. The stabilization of the provision for off-balance sheet credit exposure was primarily related to the utilization of revolving lines of credit.

As of June 30, 2025, criticized loans increased $3.6 million and classified loans decreased $18.1 million when compared to December 31, 2024, to a balance of $88.9 million and $39.3 million, respectively. Approximately $7.7 million of classified loans were sold at par during the three months ended June 30, 2025. The sale of these loans did not have a significant impact on the allowance for credit losses on loans. Additionally, as interest rates have risen significantly since March 2022, management believes in taking a proactive approach to risk management in the loan portfolio, particularly as credits are due to reprice in a new rate environment. The Company routinely charges off potential exposure as identified, and identifies and executes the best course of action to minimize any further loss exposure. During the three months ended June 30, 2025, there were $622,000 charge-offs incurred and recoveries of $747,000 were received. During the three months ended June 30, 2024, there were $370,000 charge-offs incurred and recoveries of $6,000 were received.

Non-Interest Income

Non-interest income increased $302,000, or 39.5%, to $1.1 million for the three months ended June 30, 2025 from $764,000 for the three months ended June 30, 2024. The increase in non-interest income was primarily due to a $68,000 gain on retirement of subordinated debt and a $103,000 gain on equity securities during the three months ended June 30, 2025. The Company continues to focus on increasing non-interest income as it continues to add services that strategically benefit our customers.

Non-Interest Expense

Non-interest expense increased $1.9 million, or 14.9%, to $14.7 million for the three months ended June 30, 2025, from $12.8 million for the three months ended June 30, 2024 primarily because of an increase in salaries and employee benefits of $795,000. The Company had an increase in salaries due to one time severance costs as we reduced headcount, as well as realigning certain incentive accruals. FDIC insurance expense increased $520,000 to $850,000 for the three months ended June 30, 2025, from $330,000 for the three months ended June 30, 2024. This increase was due to the significant deposit growth the Company experienced at the beginning of the year. Outside services, which includes professional fees for attorneys, accountants, consultants, and cloud services, increased $451,000 to $1.3 million for the three months ended June 30, 2025, from $839,000 for the three months ended June 30, 2024. This increase is driven by the acceleration of costs related to contract cancelation from the Company's decision to pivot away from certain operating BaaS services and from consulting costs to execute our strategic plan. Furniture and equipment expenses increased approximately $201,000 to $1.1 million for the three months ended June 30, 2025, from $940,000 for the three months ended June 30, 2024. Data processing increased approximately $43,000 to $357,000 for the three months ended June 30, 2025, from $314,000 for the three months ended June 30, 2024. Offsetting these increases was a decrease in occupancy expenses of $97,000, or 23.4%, to $318,000 for the three months ended June 30, 2025 from $415,000 for the three months ended June 30, 2024 due to expense management. Of these expenses, $1.8 million were not incurred in the comparable quarter and were primarily related to the Company's decision to pivot away from certain operating BaaS services. Excluding these expenses, non-interest expense was $12.96 million for the three months ended June 30, 2025, an increase of $127,000 from $12.8 million for the three months ended June 30, 2024.

Income Tax Expense

Income tax expense increased $826,000, or 347.1%, to $1.1 million for the three months ended June 30, 2025 from $238,000 for the three months ended June 30, 2024. The increase in federal income tax expense for the three months ended June 30, 2025 compared to the same period a year ago was driven by the increase in income before income taxes of $2.8 million, to income before income tax of $5.7 million for the three months ended June 30, 2025 compared to income before income tax expense of $2.9 million for the same period in the prior year. The Company accrues taxes based on an estimated tax rate basis using inputs and assumptions about pre-tax income. As the inputs and assumptions change, the estimated tax accruals will change throughout the year.  The Company also invests in projects that have tax credit benefits in order to help reduce its overall tax liability, timing of these tax credits are layered into our overall assessment. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $145,000 for the three months ended June 30, 2025 and $76,000 for the three months ended June 30, 2024. For the three months ended June 30, 2025, the Company had an effective income tax expense rate of 18.82%, compared to an effective income tax expense rate of 8.33% for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2024 was largely impacted by a tax credit investment during the quarter with immediate credit claim components.

Comparison of Statements of Income for the Six Months Ended June 30, 2025 and 2024

General

Total interest income increased $1.3 million for the six months ended June 30, 2025 from the same period in 2024. The increase was primarily the result of an increase in interest and fees on loans of $1.3 million due to collection of accrued interest on a fully repaid nonaccrual loan. Total interest expense decreased $2.8 million for the six months ended June 30, 2025 from the same period in 2024 due to fluctuations in deposit interest expense described below. Net interest income increased $4.1 million for the six months ended June 30, 2025 from the same period in 2024. The recovery of credit losses was $543,000 for the six months ended June 30, 2025 compared to a provision for credit losses of $443,000 for the six months ended June 30, 2024. Non-interest income increased $445,000 for the six months ended June 30, 2025 from the same period in 2024. The increase in non-interest income was primarily due to a $128,000 gain on retirement of subordinated debt, a $109,000 increase in deposit account service charges, and a $103,000 gain on equity securities. Non-interest expense increased by $3.7 million for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to expenses related to employee downsizing in 2025. Net income increased $1.1 million to $7.0 million for the six months ended June 30, 2025 from $5.9 million for the six months ended June 30, 2024. The increase in net income was primarily impacted by the decrease in total interest expense.

Interest Income

Total interest income increased $1.4 million, or 2.1%, to $67.4 million for the six months ended June 30, 2025 from $66.0 million for the six months ended June 30, 2024, on a tax equivalent basis. The increase was primarily the result of an increase in interest and fees on loans of $1.3 million. Total average interest-earning assets increased $96.1 million, to $2.03 billion for the six months ended June 30, 2025 from $1.94 billion for the same period in 2024 primarily because of an increase of $78.9 million in the average balance of loans and by an increase of $21.7 million in the average balance of federal funds sold and interest bearing deposits at other financial institutions. These increases were offset by a $4.4 million decrease in the average balance of investment securities. The average yield on our interest-earning assets decreased 15 basis points to 6.69% for the six months ended June 30, 2025 as compared to 6.84% for the six months ended June 30, 2024 primarily due to market conditions. For the six months ended June 30, 2025, the Company reversed $232,000 in accrued interest income in relation to loans placed on nonaccrual, as compared to $1.1 million for the six months ended June 30, 2024.

Interest and fees on loans increased $1.3 million, to $63.6 million for the six months ended June 30, 2025 from $62.2 million for the same period in 2024. This was primarily due to the collection of accrued interest on a fully repaid nonaccrual loan and due to an increase in the average loans outstanding of $78.9 million, which increased to $1.83 billion for the six months ended June 30, 2025 from $1.76 billion for the six months ended June 30, 2024. The average yield on loans decreased 12 basis points, or 1.7%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Interest income on federal funds sold and interest-earning deposits increased by $50,000 to $2.31 million for the six months ended June 30, 2025, from $2.26 million for the six months ended June 30, 2024. The average balance of interest-earning deposits and federal funds sold increased $21.7 million to $110.0 million for the six months ended June 30, 2025 from $88.3 million for the same period in 2024. The average yield decreased to 4.24% for the six months ended June 30, 2025 from 5.14% for the same period in 2024.

Interest on investment securities decreased by $30,000 to $1.52 million for the six months ended June 30, 2025 from $1.55 million for the six months ended June 30, 2024 on a fully tax-equivalent basis. Interest on investments in U.S. Government Agencies and U.S. Municipals was $729,000 for the six months ended June 30, 2025 and $733,000 for the six months ended June 30, 2024. Interest on mortgage-backed securities decreased by $16,000 or 8.2%, to $180,000 for the six months ended June 30, 2025, from $196,000 for the six months ended June 30, 2024. Subordinated debt interest income increased by $2,000, or 0.8%, to $266,000 for the six months ended June 30, 2025, from $264,000 for the six months ended June 30, 2024. The average yield on taxable securities increased  12 basis points, to 3.23% and the average yield on tax-exempt securities increased 15 basis points, to 3.83% on a tax equivalent basis for the six months ended June 30, 2025, from 3.11% and 3.68%, respectively, for the same period in 2024. Despite the increase in average yield, interest on investment securities decreased given that the average balance of investment securities decreased by $4.4 million, to $88.4 million for the six months ended June 30, 2025, from $92.8 million for the six months ended June 30, 2024.

Interest Expense

Total interest expense decreased $2.8 million, to $31.9 million for the six months ended June 30, 2025 from $34.7 million for the six months ended June 30, 2024, primarily due to a $2.4 million decrease in interest expense on interest bearing deposits and a $308,000 decrease in total interest expense paid on borrowings.

Interest expense on deposits decreased $2.4 million to $30.3 million for the six months ended June 30, 2025 from $32.7 million for the six months ended June 30, 2024 primarily as a result of a decrease in cost of funds. The average balance of interest-bearing deposits increased $138.6 million to $1.51 billion during the six months ended June 30, 2025 as compared to $1.37 billion for the six months ended June 30, 2024. The increase in the average balance of interest-bearing deposits was primarily a result of a $59.7 million increase in the average balance of money market deposit accounts, a $78.5 million increase in the average balance of time deposits, and a $47.7 million increase in the average balance of savings and NOW deposits. These increases were partially offset by a $47.2 million decrease in interest bearing demand deposits during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.The average cost of interest-bearing deposits was 4.06% for the six months ended June 30, 2025, compared to 4.80% for the six months ended June 30, 2024. The average rate paid on money market deposits decreased 79 basis points to 3.96% for the six months ended June 30, 2025 from 4.75% for the six months ended June 30, 2024. The average rate paid on interest-bearing demand deposits decreased 126 basis points to 3.69% for the six months ended June 30, 2025 from 4.95% for the six months ended June 30, 2024 primarily due to the interest rate environment. The average cost of certificates of deposit decreased by 52 basis points to 4.49% for the six months ended June 30, 2025 as compared to 5.01% for the six months ended June 30, 2024. The average balance of non-interest bearing demand deposits and other liabilities decreased $35.7 million to $354.1 million for the six months ended June 30, 2025, compared to $389.8 million for the six months ended June 30, 2024. The decrease was primarily the result of depositors looking for higher yielding products and market competition.

Net Interest Income

Net interest income increased approximately $4.1 million, or 13.1%, to $35.4 million for the six months ended June 30, 2025 from $31.3 million for the six months ended June 30, 2024, on a tax equivalent basis, despite a decrease in our net interest-earning assets of $32.6 million to $452.4 million for the six months ended June 30, 2025 from $485.0 million for the six months ended June 30, 2024. The interest rate spread increased by 57 basis points to 2.61% for the six months ended June 30, 2025 from 2.04% for the six months ended June 30, 2024, on a tax equivalent basis. The net interest margin increased by 28 basis point from 3.24% for the six months ended June 30, 2024 to 3.52% for the six months ended June 30, 2025 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Six Months Ended June 30,
	2025			2024
	Average Balance	Interest Income/ Expense (6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,834,314	$63,554	6.99%	$1,755,443	$62,238	7.11%
Investment securities:
Taxable	53,050	851	3.23%	55,708	865	3.11%
Tax-exempt	35,317	671	3.83%	37,068	681	3.68%
Interest-bearing deposits at other financial institutions	85,527	1,878	4.43%	62,931	1,694	5.40%
Federal funds sold	24,478	436	3.59%	25,418	570	4.50%
Total interest-earning assets	$2,032,686	$67,390	6.69%	$1,936,568	$66,048	6.84%
Non-interest-earning assets	111,326			127,430
Total assets	$2,144,012			$2,063,998
Interest-bearing liabilities:
Interest-bearing demand deposits	$111,999	$2,052	3.69%	$159,234	$3,933	4.95%
Savings and NOW deposits	93,649	612	1.32%	45,993	347	1.51%
Money market deposits	508,319	9,983	3.96%	448,647	10,632	4.75%
Time deposits	791,399	17,626	4.49%	712,898	17,819	5.01%
Total interest-bearing deposits	$1,505,366	$30,273	4.06%	$1,366,772	$32,731	4.80%
Federal funds purchased	2,790	65	4.70%	10,386	298	5.75%
Federal Home Loan Bank advances	—	—	0.00%	1,648	46	5.60%
Subordinated debt	72,116	1,611	4.50%	72,752	1,640	4.52%
Total interest-bearing liabilities	$1,580,272	$31,949	4.08%	$1,451,558	$34,715	4.80%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	354,133			389,792
Total liabilities	$1,934,405			$1,841,350
Stockholders’ Equity	209,607			222,648
Total liabilities and stockholders’ equity	$2,144,012			$2,063,998
Net interest income		$35,441			$31,333
Interest rate spread(2)			2.61%			2.04%
Net interest-earning assets(3)	$452,414			$485,010
Net interest margin(4)			3.52%			3.24%
Average interest-earning assets to average interest-bearing liabilities	128.63%			133.41%

(1)	Includes loans classified as non-accrual.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a fully tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Six Months Ended
	June 30, 2025 and 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$4,020	$(2,703)	$1,317
Investment securities	(75)	51	(24)
Interest-bearing deposits at other financial institutions	935	(752)	183
Federal funds sold	(20)	(114)	(134)
Total interest-earning assets	4,860	(3,518)	1,342
Interest-bearing liabilities:
Interest-bearing demand deposits	(1,012)	(868)	(1,880)
Savings and NOW accounts	2,860	(3,511)	(651)
Money market deposit accounts	392	(127)	265
Time deposits	3,718	(3,910)	(192)
Total interest-bearing deposits	5,958	(8,416)	(2,458)
Federal funds purchased	(186)	(47)	(233)
Federal Home Loan Bank advances	(46)	—	(46)
Subordinated debt	(19)	(10)	(29)
Total interest-bearing liabilities	5,707	(8,473)	(2,766)
Change in net interest income	$(847)	$4,955	$4,108

Provision for Credit Losses

Management believes that the allowance for credit losses recorded for the period ended June 30, 2025 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

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

The recovery of credit losses on loans was $528,000 for the six months ended June 30, 2025 compared to a provision for credit losses on loans of $1.1 million for the six months ended June 30, 2024. This is primarily due to a decrease in total gross loans of $43.9 million from $1.83 billion as of December 31, 2024 to $1.79 billion as of June 30, 2025 due to loan paydowns in the normal course of business. Loan originations, which totaled approximately $80.5 million for the six months ended June 30, 2024 increased $16.3 million to $96.8 million for the six months ended June 30, 2025.

The recovery of credit losses on off-balance sheet credit exposure was $15,000 for the six months ended June 30, 2025 compared to a recovery of credit losses of $652,000 for the six months ended June 30, 2024. The stabilization of the provision for off-balance sheet credit exposure was primarily related to the utilization of revolving lines of credit.

As of June 30, 2025, criticized loans increased $3.6 million and classified loans decreased $18.1 million when compared to December 31, 2024, to a balance of $88.9 million and $39.3 million, respectively.

Criticized loans and classified loans have increased by $73.0 million and $5.9 million respectively as of June 30, 2025 compared to the same period in 2024. The majority of the criticized loan increases consist of two multi-family relationships impacted by rising interest rates and Washington D.C. government policies. Approximately 63% of the classified loan balances are related to a segment of loans that share similar characteristics. The majority of this segment that is rated classified originated during 2021 and 2022 and experienced increases in operating costs, permit delays, and liquidity tightening as a result of the sharp increase in interest rates. Approximately 37% of classified loans are made up of smaller credits that have been either placed on nonaccrual or the Company is monitoring closely to be able to assess repayment. The increase in criticized and classified loans since June 30, 2024 was considered in the determination of the allowance for credit losses as of June 30, 2025. As interest rates have risen significantly since March 2022, management believes in taking a proactive approach to risk management in the loan portfolio, particularly as credits are due to reprice in a new rate environment. The Company routinely charges off potential exposure as identified, and identifies and executes the best course of action to minimize any further loss exposure. During the six months ended June 30, 2025, there were $622,000 charge-offs incurred and recoveries of $757,000 were received. During the six months ended June 30, 2024, there were $511,000 charge-offs incurred and recoveries of $8,000 were received.

Non-Interest Income

Non-interest income increased $445,000, or 28.5%, to $2.0 million for the six months ended June 30, 2025 from $1.6 million for the six months ended June 30, 2024. The increase in non-interest income was primarily due to a $128,000 gain on retirement of subordinated debt, a $109,000 increase in deposit account service charges, and a $103,000 gain on equity securities. The Company continues to focus on increasing non-interest income as it continues to add services that strategically benefit our customers.

Non-Interest Expense

Non-interest expense increased $3.7 million, or 14.8%, to $29.1 million for the six months ended June 30, 2025, from $25.3 million for the six months ended June 30, 2024 primarily because of an increase in salaries and employee benefits of $1.7 million. Non-recurring severance costs were incurred as reductions were made during the six months ended June 30, 2025 related to the Company's decision to pivot away from certain operating BaaS services, causing salaries and benefits to increase. FDIC insurance expense increased $550,000 to $1.2 million for the six months ended June 30, 2025, from $660,000 for the six months ended June 30, 2024 due to significant deposit growth earlier in the year. Other operating expenses increased $458,000, or 21.7%, to $2.6 million for the six months ended June 30, 2025, from $2.1 million for the six months ended June 30, 2024 primarily due to increases in loan workout expenses as the Company has resolved some of the non-performing loans. Outside services, which includes professional fees for attorneys, accountants, consultants, and cloud services, increased $849,000 to $2.5 million for the six months ended June 30, 2025, from $1.6 million for the six months ended June 30, 2024. This increase is driven by the acceleration of costs related to contract cancelation from the Company's decision to pivot away from certain operating BaaS services. Furniture and equipment expenses increased approximately $282,000 to $2.2 million for the six months ended June 30, 2025, from $1.9 million for the six months ended June 30, 2024. Data processing increased approximately $92,000 to $719,000 for the six months ended June 30, 2025, from $627,000 for the six months ended June 30, 2024. Offsetting these increases was a decrease in occupancy expenses of $135,000, or 15.9%, to $714,000 for the six months ended June 30, 2025 from $849,000 for the six months ended June 30, 2024 due to expense management. Of these expenses, $1.8 million were not incurred in the comparable six month period and were primarily related to the Company's decision to pivot away from certain operating BaaS services. Excluding these expenses, non-interest expense was $27.3 million for the six months ended June 30, 2025, an increase of $2 million from $25.3 million for the six months ended June 30, 2024.

Income Tax Expense

Income tax expense increased $678,000 or 63.5%, to $1.7 million for the six months ended June 30, 2025 from $1.1 million for the six months ended June 30, 2024. The increase in federal income tax expense for the six months ended June 30, 2025 compared to the same period a year ago was driven by the increase in income before income taxes of $1.8 million, to income before income tax of $8.8 million for the six months ended June 30, 2025 compared to income before income tax expense of $7.0 million for the same period in the prior year. The Company accrues taxes based on an estimated tax rate basis using inputs and assumptions about pre-tax income. As the inputs and assumptions change, the estimated tax accruals will change throughout the year.  The Company also invests in projects that have tax credit benefits in order to help reduce its overall tax liability, timing of these tax credits are layered into our overall assessment. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $224,000 for the six months ended June 30, 2025 and $181,000 for the six months ended June 30, 2024. For the six months ended June 30, 2025, the Company had an effective income tax expense rate of 19.87%, compared to an effective income tax expense rate of 15.28% for the six months ended June 30, 2024.

Comparison of Statements of Financial Condition at June 30, 2025 and December 31, 2024

Total Assets

Total assets decreased $113.3 million, or 5.1%, to $2.11 billion at June 30, 2025 from $2.23 billion at December 31, 2024. The decrease was primarily the result of a decrease in cash and cash equivalents of $74.4 million as of June 30, 2025, a decrease in net loans of $43.1 million as of June 30, 2025, and a decrease of $2.6 million in other assets, due to a decline in the fair value of the interest rate loan swaps discussed in Note 4 of the Notes to Consolidated Financial Statements. These decreases were offset by an increase of $3.7 million in other receivables and an increase of $3.2 million property held for sale as discussed in Note 8.

Investment Securities

Investment securities decreased $841,000, or 1.2%, from $71.8 million at December 31, 2024 to $71.0 million at June 30, 2025. The decrease was primarily due to calls and maturities of the held-to-maturity securities. At June 30, 2025, our held-to-maturity portion of the securities portfolio, at amortized cost, was $14.8 million, and our available-for-sale portion of the securities portfolio, at fair value, was $56.1 million compared to our held-to-maturity portion of the securities portfolio of $16.1 million and our available-for-sale portion of the securities portfolio of $55.7 million at December 31, 2024.

Net Loans

Net loans decreased $43.1 million, or 2.4%, to $1.77 billion at June 30, 2025 from $1.81 billion at December 31, 2024. Residential real estate loans increased $13.0 million, or 3.0%, to $452.5 million at June 30, 2025 from $439.5 million at December 31, 2024. Commercial real estate loans increased by $13.2 million from $898.2 million at December 31, 2024 to $911.4 million at June 30, 2025. Commercial and industrial loans decreased by $4.7 million from $102.4 million at December 31, 2024 to $97.7 million at June 30, 2025.  Construction and land development loans decreased $64.9 million to $328.5 million at June 30, 2025 from $393.4 million at December 31, 2024. Consumer loans decreased by $500,000 from $1.6 million at December 31, 2024 to $1.1 million at June 30, 2025. The decrease in consumer loans is believed to be primarily a result of management’s decision to let the indirect lending portfolio amortize off the balance sheet.

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

The Company holds a concentration in commercial real estate loans. As of June 30, 2025, construction, land development and other land loans represented 108.8% of consolidated risk-based capital. Total commercial real estate loans as defined by the Agency guidance represented 365.9% of consolidated risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio by 52.0%.

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

	June 30, 2025
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction and land development	$328,522	$(5,324)	(1.62)%
Non-Owner Occupied CRE (2)	775,470	(12,572)	(1.62)%
All Other Loans	687,152	(21,110)	(3.07)%
AFS Securities, at amortized cost	65,831	(7,464)	(11.34)%
HTM Securities	14,846	(209)	(1.41)%
Swap Portfolio	—	—	—
Bank Owned Life Insurance	40,117	—	—
Total	$1,911,938	$(46,679)	(2.44)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D

	December 31, 2024
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction and land development	$393,385	$(5,625)	(1.43)%
Non-Owner Occupied CRE (2)	760,676	(10,844)	(1.43)%
All Other Loans	680,937	(21,312)	(3.13)%
AFS Securities, at amortized cost	65,760	(7,711)	(11.73)%
HTM Securities	16,078	(169)	(1.05)%
Swap Portfolio	—	—	—
Bank Owned Life Insurance	39,507	(39)	(0.10)%
Total	$1,956,343	$(45,700)	(2.34)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D

The total estimated stress test loss is deducted from capital and we recalculate the capital ratios. As shown in the tables below, as of June 30, 2025 and December 31, 2024, the post-stress capital ratios well exceed our Board target ratios as well as Agency minimums (with buffer). For Non-Owner Occupied CRE & Multifamily the stress test is bifurcated with a low-end loss estimate and high-end estimate. The Low Estimate produces loss amounts for loans that are flagged for default (per the model) and floors the loss amount at zero. The High Estimate executes similar to the low estimate but floors the Loss-Given-Default rate at 10%, per Basel Committee on Banking Supervision rules. It also has a collective loss held on all loans regardless of if the loan is flagged for default.

June 30, 2025 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	June 30, 2025	Post Stress, Low Estimate	Post Stress, High Estimate
Leverage Ratio	5.00%	7.50%	13.21%	11.62%	11.37%
Total Risk-Based Capital	10.00%	11.50%	16.44%	14.58%	14.30%
Tier 1 Risk-Based Capital	8.00%	9.50%	15.39%	13.53%	13.24%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	15.39%	13.12%	12.84%

December 31, 2024 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	December 31, 2024	Post Stress, Low Estimate	Post Stress, High Estimate
Leverage Ratio	5.00%	7.50%	12.08%	10.61%	10.42%
Total Risk-Based Capital	10.00%	11.50%	15.69%	13.91%	13.68%
Tier 1 Risk-Based Capital	8.00%	9.50%	14.64%	12.86%	12.63%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	14.64%	12.46%	12.22%

The following two tables break down the June 30, 2025 and December 31, 2024 non-owner occupied CRE portfolio balances by showing the current balance in each sub-category and location. The tables also display very favorable weighted average interest rates and weighted average loan-to-values for both periods. The weighted average occupancy percentages are also broadly favorable for both periods.

June 30, 2025
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$236,351	$3,009	$6,466	$—	$245,826	6.46%	66%	66%
Office
Mixed use	598	2,648	2,813	—	6,059	5.63%	49%	92%
Medical	—	21,936	19,603	396	41,935	5.80%	50%	86%
Office	—	1,892	3,064	—	4,956	6.89%	50%	85%
Office to Residential Conversion	—	—	32,136	—	32,136	9.50%	77%	-- (4)
Hospitality	28,576	74,815	84,909	—	188,300	6.29%	61%	-- (3)
Retail/Commercial	59,785	37,339	74,624	9,110	180,858	6.36%	59%	81%
Industrial	37,137	14,712	3,148	20,403	75,400	6.52%	51%	65%
Total Non-Owner Occupied CRE	362,447	156,351	226,763	29,909	775,470	6.51%	60%	58%
Construction and Land Development
Multifamily	77,427	—	13,218	15,000	105,645	7.24%	59%	N/A
1-4 family	71,395	—	66,769	—	138,164	8.17%	62%	N/A
Retail/Commercial	19,952	—	—	—	19,952	7.15%	63%	N/A
Industrial	—	—	2,960	—	2,960	6.70%	67%	N/A
Mixed use	13,000	—	—	—	13,000	8.02%	57%	N/A
Other	245	22,760	18,214	7,582	48,801	8.05%	53%	N/A
Total Construction and Land Development	182,019	22,760	101,161	22,582	328,522	7.81%	60%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$544,466	$179,111	$327,924	$52,491	$1,103,992	6.97%	60%	N/A

(1) Loan-to-value is based on maximum potential outstanding at time of origination
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D
(3) Hospitality relies upon individual STR data
(4) The underlying properties for office to residential conversion loans generally are not occupied during the conversion period

December 31, 2024
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$224,848	$3,025	$7,011	$—	$234,884	6.06%	66%	73%
Office:
Mixed use	605	2,676	2,909	—	6,190	5.41%	64%	81%
Medical	—	22,169	15,395	431	37,995	5.61%	63%	69%
Office	—	1,892	3,451	—	5,343	6.37%	61%	89%
Office to Residential Conversion	11,160	—	32,136	—	43,296	10.83%	58%	-- (4)
Hospitality	28,797	75,504	98,352	—	202,653	5.93%	64%	-- (3)
Retail/Commercial	60,194	41,892	92,917	9,156	204,159	6.06%	57%	78%
Industrial	—	14,801	5,521	5,834	26,156	6.29%	59%	87%
Total Non-Owner Occupied CRE	325,604	161,959	257,692	15,421	760,676	6.14%	62%	67%
Construction and Land Development
Multifamily	91,424	—	13,386	15,000	119,810	7.32%	64%	N/A
1-4 family	71,234	—	63,430	—	134,664	8.32%	57%	N/A
Retail/Commercial	19,534	—	—	—	19,534	7.15%	63%	N/A
Industrial	37,467	—	980	—	38,447	5.85%	57%	N/A
Mixed use	12,705	—	—	—	12,705	7.95%	58%	N/A
Other	247	21,135	23,815	23,028	68,225	7.90%	37%	N/A
Total Construction and Land Development	232,611	21,135	101,611	38,028	393,385	7.73%	56%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$558,215	$183,094	$359,303	$53,449	$1,154,061	6.71%	60%	NA

(1) Loan-to-value is based on maximum potential outstanding at time of origination
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D
(3) Hospitality relies upon individual STR data
(4) The underlying properties for office to residential conversion loans generally are not occupied during the conversion period

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

The following two tables depict a well-diversified portfolio of owner-occupied commercial real estate as of June 30, 2025 and December 31, 2024.  The properties are distributed nicely among the Company's footprint. This loan segment continues to perform very well and is supported by strong loan-to-values (LTVs). The following table sets forth our owner-occupied CRE portfolio by the business industry groups that occupy the properties for the periods indicated.

June 30, 2025
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$22,842	$2,874	$10,681	$5,424	$41,821	5.78%	67%
Administrative and support	—	4,500	2,160	—	6,660	6.25%	59%
Arts and recreation	—	—	37,058	—	37,058	6.32%	58%
Construction services	17,814	4,596	15,351	—	37,761	5.76%	65%
Education services	27,161	—	4,918	—	32,079	6.09%	52%
Health care	4,637	17,167	14,987	4,133	40,924	6.92%	58%
Information	—	—	4,368	—	4,368	4.37%	45%
Manufacturing	—	—	4,559	—	4,559	3.93%	48%
Other Services	5,968	16,601	63,484	923	86,976	6.31%	67%
Professional, scientific, tech services	2,834	—	5,332	—	8,166	6.42%	60%
Real estate and rental leasing	2,730	3,619	4,460	—	10,809	6.62%	58%
Retail trade	3,199	22,487	36,860	—	62,546	6.53%	65%
Wholesale trade	—	157	902	6,960	8,019	6.01%	69%
Total Owner Occupied CRE	$87,185	$72,001	$205,120	$17,440	$381,746	6.24%	62%

(1) Loan-to-value is based on maximum potential outstanding at time of origination

December 31, 2024
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$18,669	$2,921	$10,775	$10,853	$43,218	5.89%	72%
Administrative and support	—	4,500	4,716	—	9,216	5.53%	56%
Arts and recreation	—	—	36,517	—	36,517	5.73%	62%
Construction services	14,947	4,003	15,688	37	34,675	5.39%	76%
Education services	27,856	—	5,660	—	33,516	5.98%	59%
Health care	4,697	17,488	15,275	135	37,595	6.92%	65%
Information	—	—	4,365	—	4,365	4.36%	50%
Manufacturing	—	—	4,701	—	4,701	4.02%	53%
Religious and other	6,027	16,646	66,173	931	89,777	6.18%	69%
Professional, scientific, tech services	2,845	—	5,577	—	8,422	6.31%	73%
Real estate and rental leasing	738	3,701	3,705	—	8,144	6.27%	70%
Retail trade	866	10,564	40,127	2,604	54,161	6.03%	64%
Wholesale trade	—	165	915	7,025	8,105	5.94%	73%
Total Owner Occupied CRE	$76,645	$59,988	$214,194	$21,585	$372,412	5.98%	67%

(1) Loan-to-value is based on maximum potential outstanding at time of origination

Allowance for Credit Losses - Loans

The allowance for credit losses on loans represents an amount that, in our judgment, will be adequate to absorb current and expected losses in the loan portfolio. The provision for credit losses on loans increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of year	$19,450	$16,506
Charge-offs:
Residential Real Estate	—	(132)
Commercial Real Estate	—	(740)
Construction and Land Development	—	(3,684)
Commercial & Industrial	(622)	(4)
Consumer	—	(9)
Total charge-offs	(622)	(4,569)
Recoveries:
Residential Real Estate	5	—
Commercial Real Estate	740	—
Commercial & Industrial	11	19
Consumer	1	9
Total recoveries	757	28
Net recoveries (charge-offs)	135	(4,541)
(Recovery of) provision for credit losses - loans	(528)	7,485
Balance at end of period	$19,057	$19,450
Ratios:
Net charge-offs to average loans outstanding	-0.01%	0.25%
Allowance for credit losses on loans to non-performing loans	265.83%	89.84%
Allowance for credit losses on loans to gross loans at end of period	1.06%	1.06%

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Non-accrual loans:
Residential Real Estate:
Single Family	$2,092	$1,162
Multifamily	606	—
Construction and Land Development	35	4,235
Commercial Real Estate:
Non-Owner Occupied	315	11,160
Commercial & Industrial	4,121	5,093
Total non-accrual loans	7,169	21,650
Loans 90 days past due and still accruing	—	—
Total non-performing loans	7,169	21,650
Other real estate owned	—	—
Total non-performing assets	$7,169	$21,650
Ratios:
Total non-performing loans to gross loans receivable	0.40%	1.18%
Total non-performing loans to total assets	0.34%	0.97%
Total non-performing assets to total assets	0.34%	0.97%

Deposits

Deposits decreased $109.2 million, or 5.7% to $1.80 billion at June 30, 2025 from $1.91 billion at December 31, 2024. Our core deposits decreased $109.9 million, or 7.6%, to $1.33 billion at June 30, 2025 from $1.44 billion at December 31, 2024. Non-interest bearing demand deposits increased $5.7 million, or 1.8%, to $330.0 million at June 30, 2025 from $324.3 million at December 31, 2024. Interest-bearing demand deposits decreased $15.7 million, or 11.2%, to $124.1 million at June 30, 2025 from $139.8 million at December 31, 2024. Time deposits decreased $54.9 million, or  6.7%, to $764.4 million at June 30, 2025 from $819.3 million at December 31, 2024.  Money market demand deposits decreased $96.2 million, or 17.2%, to $463.9 million at June 30, 2025 from $560.1 million at December 31, 2024. Savings and NOW deposits increased $51.7 million or 80.4% from $64.3 million at December 31, 2024 to $116.1 million at June 30, 2025.

The following table presents the Company’s deposits segregated by major category as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(Dollars in thousands)
Deposit type:	Balance	Percent %	Balance	Percent %
Interest-bearing demand deposits	$124,090	6.9%	$139,780	7.3%
Savings and NOW deposits	116,069	6.4%	64,337	3.4%
Money market demand deposits	463,904	25.8%	560,082	29.4%
Time deposits	764,439	42.5%	819,288	42.9%
Interest-bearing deposits	1,468,502	81.6%	1,583,487	83.0%
Non-interest bearing demand deposits	330,045	18.4%	324,307	17.0%
Total deposits	$1,798,547	100.0%	$1,907,794	100.0%

The Company uses wholesale deposits as a funding source in addition to customer deposits. Wholesale deposits provide a diversified and stable source of funding during times of market volatility. As of June 30, 2025, the Company had $468.7 million of total wholesale deposit balances, an increase of $605,000 compared to December 31, 2024, which totaled $468.1 million.

Given the interest rate environment and strategic initiatives in 2024, the Company replaced maturing lower yielding wholesale CDs with higher market rate CDs that included call options at our discretion if economic conditions changed. The Company exercised these call options in order to lower funding costs as market conditions shifted. The Company also utilized additional wholesale demand deposits to provide liquidity and more effectively balance our interest rate sensitivity. During the six months ended June 30, 2025 and 2024, total wholesale deposit funding accounted for approximately 36.3% and 31% of our interest expense.

The following table presents the Company's total wholesale deposit composition, concentrations, current rate and remaining duration, if applicable as of June 30, 2025.

	June 30, 2025				December 31, 2024
(Dollars in thousands)
Wholesale Money Market Deposits Accounts (MMDA)	Balance	Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)	Balance	Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)
Wholesale MMDAs	$141,125	30.1%	4.55%	N/A	$100,334	21.4%	4.50%	N/A
Wholesale Time Deposits
Listing Service CDs (1)	18,947	4.0%	4.60%	10	25,231	5.4%	4.79%	13
Wholesale CDs:
Term	308,671	65.9%	4.33%	10	220,357	47.1%	4.56%	7
Term with Call Option	—	0.0%	0.00%	0	122,216	26.1%	5.12%	30
Total Wholesale CDs	308,671				342,573
Total Wholesale Deposits	$468,743	100.0%			$468,138	100.0%

(1) Listing service CDs are excluded from being classified as wholesale deposits, per FDIC call report instructions

Regulatory Defined Wholesale Deposits

Each quarter the Bank files a bank call report with the FDIC, which has a specific way it defines wholesale brokered deposits. As of June 30, 2025, the Company had $449.8 million of wholesale deposits outstanding, as defined by FDIC, an increase of $6.9 million from $442.9 at December 31, 2024. In addition, pursuant to rule 12 CFR 337.6(e), well-capitalized and well-rated institutions are not required to treat reciprocal deposits as wholesale deposits up to the lesser of 20 percent of their total liabilities or $5 billion. Reciprocal core deposits exceeding this threshold must be reported additionally as wholesale deposits for call report purposes only. As of June 30, 2025, the Company additionally reported $151.3 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $601.1 million as of June 30, 2025. As of December 31, 2024, the Company additionally reported $259.9 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $702.8 million as of December 31, 2024. As of June 30, 2025 and December 31, 2024, all of the Company's reciprocal deposits were core deposits from customers who placed their deposits in the reciprocal network for additional FDIC insurance coverage.

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities. The Company uses wholesale deposits in addition to customer deposits, as funding sources. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB secured advances, other secured borrowings, federal funds purchased, and other short-term unsecured borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. Additional liquidity can be obtained through the Federal Reserve Bank discount window. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had no federal funds purchased outstanding and an additional secured borrowing capacity of $551.5 million as of June 30, 2025. Additionally, at June 30, 2025, we had the ability to borrow up to $144.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2025.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold, interest-earning deposits in other banks, and other cash due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2025, cash and cash equivalents totaled $133.3 million. Finally, securities classified as available-for-sale, which provide additional sources of liquidity, totaled $56.1 million at June 30, 2025.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.6 million and $4.8 million for the six months ended June 30, 2025 and June 30, 2024, respectively. There were no sales of securities in the six months ended June 30, 2025 or for six months ended June 30, 2024. Net cash provided by investing activities was $37.1 million and used in investing activities was $78.8 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Net cash used in financing activities was $114.2 million and provided by financing activities was $50.9 million for the six months ended June 30, 2025 and 2024, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2025, totaled $622.4 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

Regulatory Capital

Under the Basel III Capital Rules and the related framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

Under the Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2025 and 2024 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2025, the Bank meet all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025
Total capital (to risk-weighted assets)	$301,683	16.44%	$146,803	≥ 8.0%	$183,504	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$282,354	15.39%	$82,577	≥ 4.5%	$119,278	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$282,354	15.39%	$110,102	≥ 6.0%	$146,803	≥ 8.0%
Tier 1 capital (to average assets)	$282,354	13.21%	$85,471	≥ 4.0%	$106,838	≥ 5.0%
As of December 31, 2024
Total capital (to risk-weighted assets)	$296,584	15.69%	$151,269	≥ 8.0%	$189,086	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$276,847	14.64%	$85,089	≥ 4.5%	$122,906	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$276,847	14.64%	$113,451	≥ 6.0%	$151,269	≥ 8.0%
Tier 1 capital (to average assets)	$276,847	12.08%	$91,708	≥ 4.0%	$114,635	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2025, we had outstanding loan commitments of $233.5 million and $241,500 in outstanding stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except for per share data)	2025	2024	2025	2024
Net interest margin, fully-taxable equivalent (FTE)
Net interest income (GAAP)	$18,790	$15,565	$35,300	$31,190
FTE adjustment on tax-exempt securities	71	71	141	143
Net interest income (FTE) (non-GAAP)	$18,861	$15,636	$35,441	$31,333

Average interest earning assets	2,015,991	1,958,869	2,032,686	1,936,568
Net interest margin (GAAP)	3.74%	3.18%	3.50%	3.25%
Net interest margin (FTE) (non-GAAP)	3.75%	3.20%	3.52%	3.26%

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Yield on earning assets (FTE)
Total interest income (GAAP)	$34,286	$33,436	$67,249	$65,905
FTE adjustment on tax-exempt securities	71	71	141	143
Total interest income (FTE) (non-GAAP)	$34,357	$33,507	$67,390	$66,048

Average interest earning assets	2,015,991	1,958,869	2,032,686	1,936,568
Yield on earning assets (GAAP)	6.82%	6.85%	6.67%	6.83%
Yield on earning assets (FTE) (non-GAAP)	6.84%	6.86%	6.69%	6.84%

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net interest spread (FTE)
Yield on earning assets (GAAP)	6.82%	6.85%	6.67%	6.83%
Yield on earning assets (FTE) (non-GAAP)	6.84%	6.86%	6.69%	6.84%

Yield on interest-bearing liabilities (GAAP)	3.97%	4.83%	4.08%	4.80%

Net interest spread (GAAP)	2.85%	2.02%	2.59%	2.03%
Net interest spread (FTE) (non-GAAP)	2.87%	2.04%	2.61%	2.04%

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

The table below sets forth, as of June 30, 2025, the calculation of the estimated changes in our net interest income that would result from changes in market interest rates over one year if we take no action from our current plan.

	Net Interest Income Stress Simulation
	June 30, 2025

Basis Point Change in	Net Interest Income	Year 1 Change
Interest Rates (1)	Year 1 Forecast (2)	From Level
(Dollars in thousands)
+400	$77,860	3.03%
+300	$78,112	3.36%
+200	$77,714	2.83%
+100	$76,961	1.84%
Level	$75,572	—
-100	$74,457	(1.48)%
-200	$74,499	(1.42)%
-300	$78,061	3.29%
-400	$82,046	8.57%

(1) Interest rate changes are immediate and sustained for the entire 12-month period

(2) Simulation model assumptions are locked for the entire 12-month period.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2025. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no significant effect or impact on internal controls over financial reporting as the Company implemented the current expected credit loss accounting standard.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2025, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies. Reference is made to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025. For a discussion of certain risk factors affecting the Company, see our disclosure under “Forward-Looking Statements” in Part I, Item 2 in this Form 10-Q.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the common shares repurchased during the three months ended June 30, 2025.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	—	$—	—	$3,093
May 1, 2025 - May 31, 2025	—	$—	—	$3,093
June 1, 2025 - June 30, 2025	—	$—	—	$3,093
Total	—	$—	—	$3,093

Item 5 – Other Information

During the fiscal quarter ended June 30, 2025, none of the Company's directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL, filed herewith: (i) the Consolidated Statements of Financial Condition (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included with Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: August 8, 2025	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)