Form 10-Q
period 2025-09-30
MainStreet Bancshares, Inc.
filed 2025-11-07
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 30, 2025, there were 7,705,571 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition as of  September 30, 2025 and December 31, 2024 (Dollars in thousands, except per share data)

	At September 30, 2025 (unaudited)	At December 31, 2024 (*)
Assets
Cash and due from banks	$23,940	$21,351
Interest-bearing deposits at other financial institutions	1,315	1,711
Federal funds sold	102,039	184,646
Cash and cash equivalents	127,294	207,708
Investment securities available-for-sale (AFS), at fair value	58,338	55,747
Investment securities held-to-maturity (HTM), at amortized cost, net of allowance for credit losses of $0 and $0, respectively	14,293	16,078
Restricted securities, at amortized cost	7,005	6,873
Loans, net of allowance for credit losses of $18,831 and $19,450, respectively	1,788,243	1,810,556
Premises and equipment, net	13,212	13,287
Property held for sale, at fair value	3,225	—
Accrued interest and other receivables	13,622	11,311
Bank owned life insurance	40,433	39,507
Other assets	59,124	67,031
Total Assets	$2,124,789	$2,228,098
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$324,717	$324,307
Interest-bearing demand deposits	123,231	139,780
Savings and NOW deposits	125,214	64,337
Money market deposits	458,946	560,082
Time deposits	778,727	819,288
Total deposits	1,810,835	1,907,794
Subordinated debt, net	69,837	73,039
Allowance for credit losses on off-balance sheet credit exposure	482	287
Other liabilities	25,272	38,987
Total Liabilities	1,906,426	2,020,107
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding at September 30, 2025 and December 31, 2024	27,263	27,263
Common stock, $4.00 par value, 15,000,000 shares authorized; issued and outstanding 7,703,579 shares (including 245,819 nonvested shares) at September 30, 2025 and 7,603,765 shares (including 237,717 nonvested shares) at December 31, 2024	29,833	29,466
Capital surplus	68,895	67,823
Retained earnings	98,793	91,150
Accumulated other comprehensive loss	(6,421)	(7,711)
Total Stockholders’ Equity	218,363	207,991
Total Liabilities and Stockholders’ Equity	$2,124,789	$2,228,098

*         Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024 (Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Income
Interest and fees on loans	$30,688	$31,615	$94,242	$93,852
Interest and dividends on investments securities
Mortgage-backed securities	85	85	265	281
Tax-exempt obligations of states and political subdivisions	270	294	800	832
Taxable obligations of states and political subdivisions	64	64	192	192
Other	286	248	828	789
Interest on interest-bearing deposits at other financial institutions	11	10	44	27
Interest on federal funds sold	1,060	1,275	3,342	3,523
Total Interest Income	32,464	33,591	99,713	99,496
Interest Expense
Interest on interest-bearing demand deposits	1,071	2,117	3,123	6,049
Interest on savings and NOW deposits	467	206	1,079	553
Interest on money market deposits	4,623	5,277	14,606	15,911
Interest on time deposits	8,369	9,543	25,994	27,361
Interest on federal funds purchased	28	277	93	575
Interest on Federal Home Loan Bank advances	—	—	—	46
Interest on subordinated debt	804	828	2,415	2,468
Total Interest Expense	15,362	18,248	47,310	52,963
Net Interest Income	17,102	15,343	52,403	46,533
Provision For Credit Losses - Loans	(66)	3,125	(593)	4,220
Provision For Credit Losses - Off-Balance Sheet Credit Exposure	210	(212)	195	(864)
Net Interest Income After Provision For Credit Losses	16,958	12,430	52,801	43,177
Non-Interest Income
Deposit account service charges	557	557	1,625	1,516
Bank owned life insurance income	316	302	926	885
Gain on retirement of subordinated debt	145	—	273	—
Net loss on securities called or matured	—	—	—	(48)
Gain on equity securities	—	—	103	—
Other non-interest income	104	27	199	93
Total Non-Interest Income	1,122	886	3,126	2,446
Non-Interest Expense
Salaries and employee benefits	7,366	7,250	24,030	22,222
Furniture and equipment expenses	799	931	2,957	2,806
Advertising and marketing	571	579	1,582	1,599
Occupancy expenses	400	407	1,114	1,257
Outside services	625	845	3,088	2,458
Franchise Tax	524	557	1,573	1,670
FDIC Insurance	560	330	1,770	990
Data Processing	375	328	1,094	954
Administrative expenses	259	215	757	686
Other operating expenses	1,188	1,777	3,761	3,894
Total Non-Interest Expense	12,667	13,219	41,726	38,536
Income Before Income Taxes	5,413	97	14,201	7,087
Income Tax Expense (Benefit)	896	(168)	2,641	900
Net Income	$4,517	$265	$11,560	$6,187
Preferred Stock Dividends	539	539	1,617	1,617
Net Income (Loss) Available to Common Shareholders	$3,978	$(274)	$9,943	$4,570
Earnings (Loss) Per Common Share:
Basic	$0.52	$(0.04)	$1.29	$0.60
Diluted	$0.52	$(0.04)	$1.29	$0.60

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024 (Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Comprehensive Income, net of taxes
Net Income	$4,517	$265	$11,560	$6,187
Other comprehensive income, net of tax expense:
Unrealized gain on available for sale securities arising during the period (net of tax expense, $308 and $498, respectively, for the three months ended September 30, and $382 and $355, respectively for the nine months ended September 30).	1,043	1,669	1,290	1,104
Comprehensive Income	$5,560	$1,934	$12,850	$7,291

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024 (Dollars in thousands, except per share data)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, June 30, 2025	$27,263	$29,825	$68,261	$95,585	$(7,464)	$213,470
Vesting of restricted stock	—	8	(8)	—	—	—
Stock based compensation expense	—	—	642	—	—	642
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(770)	—	(770)
Net income	—	—	—	4,517	—	4,517
Other comprehensive income	—	—	—	—	1,043	1,043
Balance, September 30, 2025	$27,263	$29,833	$68,895	$98,793	$(6,421)	$218,363

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2024	$27,263	$29,466	$67,823	$91,150	$(7,711)	$207,991
Vesting of restricted stock	—	467	(467)	—	—	—
Stock based compensation expense	—	—	1,885	—	—	1,885
Common stock repurchased	—	(100)	(346)	—	—	(446)
Dividends on preferred stock - ($1.41 per depositary share)	—	—	—	(1,617)	—	(1,617)
Dividends on common stock - ($0.30 per share)	—	—	—	(2,300)	—	(2,300)
Net income	—	—	—	11,560	—	11,560
Other comprehensive income	—	—	—	—	1,290	1,290
Balance, September 30, 2025	$27,263	$29,833	$68,895	$98,793	$(6,421)	$218,363

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, June 30, 2024	$27,263	$29,452	$66,392	$109,651	$(8,043)	$224,715
Vesting of restricted stock	—	11	(11)	—	—	—
Stock based compensation expense	—	—	702	—	—	702
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(761)	—	(761)
Net income	—	—	—	265	—	265
Other comprehensive income	—	—	—	—	1,669	1,669
Balance, September 30, 2024	$27,263	$29,463	$67,083	$108,616	$(6,374)	$226,051

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2023	$27,263	$29,198	$65,985	$106,549	$(7,478)	$221,517
Cumulative change in accounting principle (Note 1)	—	—	—	(217)	—	(217)
Vesting of restricted stock	—	432	(432)	—	—	—
Stock based compensation expense	—	—	2,082	—	—	2,082
Common stock repurchased	—	(167)	(552)	—	—	(719)
Dividends on preferred stock - ($1.41 per depositary share)	—	—	—	(1,617)	—	(1,617)
Dividends on common stock - ($0.30 per share)	—	—	—	(2,286)	—	(2,286)
Net income	—	—	—	6,187	—	6,187
Other comprehensive income	—	—	—	—	1,104	1,104
Balance, September 30, 2024	$27,263	$29,463	$67,083	$108,616	$(6,374)	$226,051

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the nine months ended September 30,	2025	2024
Cash Flows from Operating Activities
Net income	$11,560	$6,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	3,295	2,531
Amortization of right-of-use assets	384	376
Deferred income tax expense (benefit)	198	(38)
Gain on retirement of subordinated debt	(273)	—
Loss on securities called	—	48
Gain on disposal of premises and equipment	(35)	(49)
(Recovery of) provision for credit losses, net	(398)	3,356
Stock based compensation expense	1,885	2,082
Income from bank owned life insurance	(926)	(885)
Subordinated debt amortization expense	298	298
Change in:
Accrued interest receivable and other receivables	(2,311)	1,313
Other assets	8,272	222
Other liabilities	(13,715)	(6,154)
Net cash provided by operating activities	8,234	9,287
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	2,033	2,097
Calls	500	945
Purchases	(3,635)	(445)
Activity in held-to-maturity securities:
Calls and maturities	2,245	1,200
Purchases	(504)	—
Purchases of restricted securities	(3,532)	(3,614)
Purchases of restricted investment in bank stock	(132)	(1,624)
Redemption of restricted investment in bank stock	—	1,425
Net decrease (increase) in loan portfolio	15,223	(96,444)
Proceeds from sale of loans	7,683	21,803
Proceeds from sale of premises and equipment	35	145
Purchase of premises and equipment, including property held for sale	(4,015)	(870)
Computer software developed	—	(4,224)
Net cash provided by (used in) investing activities	15,901	(79,606)
Cash Flows from Financing Activities
Net increase (decrease) in non-interest bearing demand deposits	410	(17,031)
Net (decrease) increase in interest bearing demand, savings, money market, and time deposits	(97,369)	224,573
Net decrease in federal funds purchased	—	(15,000)
Retirement of subordinated debt	(3,227)	—
Cash dividends paid on preferred stock	(1,617)	(1,617)
Cash dividends paid on common stock	(2,300)	(2,286)
Repurchases of common stock	(446)	(719)
Net cash (used in) provided by financing activities	(104,549)	187,920
(Decrease) Increase in Cash and Cash Equivalents	(80,414)	117,601
Cash and Cash Equivalents, beginning of period	207,708	114,513
Cash and Cash Equivalents, end of period	$127,294	$232,114
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$47,309	$52,038
Cash paid during the period for income taxes	$45	$1,250
Net unrealized gain on securities available-for-sale	$1,672	$1,459
Net cumulative change in accounting principle	$—	$(217)

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2024 have been derived from the audited consolidated financial statements. These interim period financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K for the year ended December 31, 2024, filed by the Company with the SEC on March 14, 2025. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period. The Company’s significant accounting policies followed in preparation of the unaudited consolidated financial statements, are disclosed in Note 1 of the Notes to Consolidated Financial Statements in the 2024 Form 10-K. Except for property held for sale discussed below, there have been no significant changes to the application of significant accounting policies since December 31, 2024.

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

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In  November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. In January 2025, the FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after  December 15, 2026, and interim periods within annual reporting periods beginning after  December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03  may be applied prospectively or retrospectively. In January 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.”  ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update ASU 2024-03 is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

Note 2. Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss. The Company did not record an allowance for credit losses ("ACL") on its securities available-for-sale or held-to-maturity portfolio as of September 30, 2025 and  December 31, 2024.

Investment securities available-for-sale was comprised of the following:

	September 30, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$19,818	$8	$(3,246)	$16,580
Subordinated Debt	11,118	3	(825)	10,296
Preferred Stock	464	—	—	464
Municipal Securities:
Taxable	10,604	—	(1,941)	8,663
Tax-exempt	22,418	18	(2,340)	20,096
U.S. Governmental Agencies	2,260	3	(24)	2,239
Total	$66,682	$32	$(8,376)	$58,338

Investment securities held-to-maturity was comprised of the following:

	September 30, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$12,793	$25	$(97)	$12,721
Subordinated Debt	1,500	—	—	1,500
Total	$14,293	$25	$(97)	$14,221

Investment securities available-for-sale was comprised of the following:

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$21,298	$—	$(4,105)	$17,193
Subordinated Debt	8,971	—	(1,064)	7,907
Preferred Stock	453	—	—	453
Municipal Securities:
Taxable	10,623	—	(2,422)	8,201
Tax-exempt	22,024	—	(2,403)	19,621
U.S. Governmental Agencies	2,392	4	(24)	2,372
Total	$65,761	$4	$(10,018)	$55,747

Investment securities held-to-maturity was comprised of the following:

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$13,578	$1	$(200)	$13,379
Subordinated Debt	2,500	—	(14)	2,486
Total	$16,078	$1	$(214)	$15,865

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions. For HTM securities that are not rated, the Company evaluates the capital levels of the bond issuers on a quarterly basis. The Company’s HTM securities ACL was immaterial at  September 30, 2025 and December 31, 2024.

The following table presents the amortized cost of HTM securities as of  September 30, 2025 and  December 31, 2024 by security type and credit rating:

(Dollars in thousands)	Municipal Securities	Subordinated Debt	Total HTM securities
September 30, 2025
Credit Rating:
AAA/AA/A	$12,793	$—	$12,793
Not Rated - Non Agency	—	1,500	1,500
Total	$12,793	$1,500	$14,293
December 31, 2024
Credit Rating:
AAA/AA/A	$13,578	$—	$13,578
Not Rated - Non Agency	—	2,500	$2,500
Total	$13,578	$2,500	$16,078

As of  September 30, 2025 and  December 31, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual as of  September 30, 2025 and  December 31, 2024.

The scheduled maturities of securities available-for-sale and held-to-maturity at  September 30, 2025 were as follows:

	September 30, 2025
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$1,000	$398	$399
Due from one to five years	1,220	1,140	3,640	3,636
Due from after five to ten years	17,181	16,059	4,611	4,628
Due after ten years	47,281	40,139	5,644	5,558
Total	$66,682	$58,338	$14,293	$14,221

The scheduled maturities of securities available-for-sale and held-to-maturity at  December 31, 2024 were as follows:

	December 31, 2024
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$993	$370	$370
Due from one to five years	—	—	4,017	3,973
Due from after five to ten years	14,430	12,997	5,945	5,886
Due after ten years	50,331	41,757	5,746	5,636
Total	$65,761	$55,747	$16,078	$15,865

Securities with a fair value of $399,000 and $394,000 were pledged as collateral to secure public funds at September 30, 2025 and December 31, 2024, respectively.

The following tables summarize the fair value and unrealized loss positions of securities available-for-sale as of September 30, 2025 and December 31, 2024, aggregated by security type and length of time that individual securities have been in a continuous loss position:

	September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$16,244	$(3,246)	$16,244	$(3,246)
Subordinated Debt	1,349	(50)	7,195	(775)	8,544	(825)
Municipal securities:
Taxable	—	—	7,662	(1,941)	7,662	(1,941)
Tax-exempt	370	—	16,394	(2,340)	16,764	(2,340)
U.S. Governmental Agencies	—	—	589	(24)	589	(24)
Total	$1,719	$(50)	$48,084	$(8,326)	$49,803	$(8,376)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$17,105	$(4,105)	$17,105	$(4,105)
Subordinated Debt	215	(35)	7,191	(1,029)	7,406	(1,064)
Municipal Securities:
Taxable	—	—	8,201	(2,422)	8,201	(2,422)
Tax-exempt	2,658	(36)	16,593	(2,367)	19,251	(2,403)
U.S. Government Agencies	—	—	614	(24)	614	(24)
Total	$2,873	$(71)	$49,704	$(9,947)	$52,577	$(10,018)

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

At  September 30, 2025, there was one tax-exempt municipal securities with a fair value totaling $0.4 million and two subordinated debt securities totaling $1.3 million in an unrealized loss position of less than 12 months. At  September 30, 2025, there were twenty-two collateralized mortgage backed securities with fair values totaling $16.2 million, twenty subordinated debt securities totaling $7.2 million, twenty-eight tax-exempt municipal securities with a fair value totaling $16.4 million, ten taxable municipal securities with fair values totaling $7.7 million, and six government agency securities with a fair value totaling $589,000 in an unrealized loss position of more than 12 months.

The Company periodically invests in New Market Tax Credit (NMTC) opportunities, related primarily to certain community development projects. The Company receives tax credits related to these investments, for which the Company typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. These tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. On  January 1, 2024, the Company transitioned from the equity method of accounting and began applying the proportional amortization method of accounting to its qualifying new markets tax credit investments in addition to its low income housing tax credit partnerships already subject to the proportional amortization method. At September 30, 2025 and December 31, 2024, the balance of the investments in new market tax credits was $11.2 million and $9.4 million and the balance of the investments in Low-Income Housing Tax Credits (“LIHTC”) was $7.1 million and $7.6 million. These balances, as well as the nonmarketable securities in the amount of $7.0 million as of  September 30, 2025 and $6.7 million as of   December 31, 2024, are reflected in the other assets line on the consolidated statements of financial condition. During the three-month period ended  September 30, 2025 and 2024, the Company recognized amortization expense for the NMTC investments of $599,000 and $287,000, and $162,000 and $138,000 for the LIHTC investments, respectively, which was included within the income tax expense line item on the consolidated statements of income and the depreciation, amortization, and accretion, net line item on the Consolidated Statements of Cash Flows. During the nine months ended  September 30, 2025 and 2024, the Company recognized amortization expense for the NMTC investments of $1.7 million and $624,000, and $485,000 and $446,000 for the LIHTC investments

The restricted securities line on the Consolidated Statements of Financial Condition consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $5.2 million and $1.6 million respectively, as of September 30, 2025, compared to $5.2 million and $1.5 million, respectively, as of December 31, 2024. We also had $126,800 and $124,000 in Community Bankers Bank stock and Atlantic Community Bankers Bank stock, respectively as of  September 30, 2025 and  December 31, 2024.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Residential Real Estate:
Single Family	$199,088	$204,357
Multifamily	212,314	234,884
Farmland	190	240
Commercial Real Estate:
Owner Occupied	422,182	372,412
Non-Owner Occupied	558,909	525,792
Construction and Land Development	312,318	393,385
Commercial – Non Real Estate:
Commercial & Industrial	105,217	102,354
Consumer – Non Real Estate:
Unsecured	168	343
Secured	1,036	1,231
Total Gross Loans	1,811,422	1,834,998
Less: Unearned Fees, net	(4,348)	(4,992)
Less: Allowance for Credit Losses - Loans	(18,831)	(19,450)
Net Loans	$1,788,243	$1,810,556

The unsecured consumer loans above include $168,000 and $343,000 of overdrafts reclassified as loans at September 30, 2025 and December 31, 2024, respectively.

The following tables present the amortized cost basis by segments of the loan portfolio summarized by aging categories as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Non-accrual	Current	Total Loans Receivable
Residential Real Estate:
Single Family	$5,456	$—	$—	$3,004	$190,628	$199,088
Multifamily	—	2,617	—	579	209,118	212,314
Farmland	—	—	—	—	190	190
Commercial Real Estate:
Owner Occupied	—	—	—	—	422,182	422,182
Non-Owner Occupied	1,538	—	—	315	557,056	558,909
Construction and Land Development	15,723	—	—	15,757	280,838	312,318
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	3,731	101,486	105,217
Consumer – Non Real Estate:
Unsecured	—	—	—	—	168	168
Secured	—	19	—	—	1,017	1,036
Total	$22,717	$2,636	$—	$23,386	$1,762,683	$1,811,422

	December 31, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Non-accrual	Current	Total Loans Receivable
Residential Real Estate:
Single Family	$—	$62	$—	$1,162	$203,133	$204,357
Multifamily	—	—	—	—	234,884	234,884
Farmland	—	—	—	—	240	240
Commercial Real Estate:
Owner Occupied	—	—	—	—	372,412	372,412
Non-Owner Occupied	—	—	—	11,160	514,632	525,792
Construction and Land Development	—	—	—	4,235	389,150	393,385
Commercial – Non Real Estate:
Commercial & Industrial	—	—	—	5,093	97,261	102,354
Consumer – Non Real Estate:
Unsecured	—	—	—	—	343	343
Secured	—	—	—	—	1,231	1,231
Total	$—	$62	$—	$21,650	$1,813,286	$1,834,998

The following tables summarize the activity in the allowance for credit losses on loans by loan class for the three and nine months ended September 30, 2025 and 2024.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended September 30, 2025	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,516	$11,005	$4,058	$1,471	$7	$19,057
Charge-offs	(200)	—	(35)	—	—	(235)
Recoveries	2	—	—	73	—	75
Provision for credit losses	22	423	(399)	(112)	—	(66)
Ending Balance	$2,340	$11,428	$3,624	$1,432	$7	$18,831

For the nine months ended September 30, 2025
Beginning Balance	$2,478	$11,321	$4,648	$993	$10	$19,450
Charge-offs	(200)	—	(35)	(622)	—	(857)
Recoveries	7	740	—	83	1	831
Provision for credit losses	55	(633)	(989)	978	(4)	(593)
Ending Balance	$2,340	$11,428	$3,624	$1,432	$7	$18,831

	Real Estate
For the three months ended September 30, 2024	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,453	$9,944	$3,564	$1,123	$14	$17,098
Charge-offs	—	—	(1,903)	(4)	—	(1,907)
Recoveries	—	—	—	10	1	11
Provision for credit losses	62	666	2,354	46	(3)	3,125
Ending Balance	$2,515	$10,610	$4,015	$1,175	$12	$18,327

For the nine months ended September 30, 2024
Beginning Balance	$2,594	$8,888	$3,575	$1,435	$14	$16,506
Charge-offs	(132)	—	(2,273)	(4)	(9)	(2,418)
Recoveries	—	—	—	10	9	19
Provision for credit losses	53	1,722	2,713	(266)	(2)	4,220
Ending Balance	$2,515	$10,610	$4,015	$1,175	$12	$18,327

The following table is a summary of the Company's non-accrual loans by major categories for the periods indicated.

	September 30, 2025
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Residential Real Estate:
Single Family	$3,004	$—	$3,004
Multifamily	579	—	579
Commercial Real Estate:
Non-Owner Occupied	315	—	315
Construction and Land Development	15,757	—	15,757
Commercial & Industrial	3,731	—	3,731
Total	$23,386	$—	$23,386

	December 31, 2024
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Residential Real Estate:
Single Family	$1,162	$—	$1,162
Commercial Real Estate:
Non-Owner Occupied	11,160	—	11,160
Construction and Land Development	4,235	—	4,235
Commercial & Industrial	5,093	—	5,093
Total	$21,650	$—	$21,650

The following table represents the accrued interest receivables written off by reversing interest income during the three and nine months ended September 30, 2025 and 2024.

	For the three months ended September 30,	For the three months ended September 30,
	2025	2024
(Dollars in thousands)
Residential Real Estate:
Single Family	$27	$33
Multifamily	244	165
Construction and Land Development	324	249
Commercial Real Estate:
Non Owner-Occupied	—	480
Commercial & Industrial	—	57
Total	$595	$984

	For the nine months ended September 30,	For the nine months ended September 30,
	2025	2024
(Dollars in thousands)
Residential Real Estate:
Single Family	$117	$103
Multifamily	259	176
Construction and Land Development	446	965
Commercial Real Estate:
Non-Owner Occupied	5	480
Commercial & Industrial	—	124
Total	$827	$1,848

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

●	Residential real estate loans, including equity lines of credit, are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Commercial real estate loans can be secured by either owner-occupied commercial real estate or non-owner-occupied investment commercial real estate. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner-occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate where our borrower is the lessor.
●	Construction and land development loans are secured by real property where loan funds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner-user commercial properties.
●	Commercial and industrial loans are generally secured by equipment, inventory, accounts receivable, and other commercial property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans for the periods indicated:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Residential Real Estate:
Single Family	$12,272	$5,484
Multifamily	3,702	3,197
Commercial Real Estate:
Owner Occupied	255	—
Non-Owner Occupied	31,531	11,488
Construction and Land Development	34,212	28,374
Commercial & Industrial	3,989	8,880
Total	$85,961	$57,423

As of  September 30, 2025, there was one residential real estate loan totaling $3.1 million in the process of foreclosure.

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

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another type of concession, such as principal forgiveness, may be granted.

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024. The Company did not modify any loans to borrowers experiencing financial difficulty during the three months ended September 30, 2024.

	Three months ended September 30, 2025

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Residential Real Estate:
Multifamily	$3,389	1.6%	Interest rate decrease with a fixed rate
Commercial Real Estate:
Non-Owner Occupied	59,603	10.7%	Interest rate decrease and interest only for 12 months; interest only for 24 months
Total	$62,992

	Nine months ended September 30, 2025

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Residential Real Estate:
Single Family	$3,426	1.7%	Extended term on interest only payments for six months
Multifamily	16,283	7.7%	Interest rate decrease for three months
Commercial Real Estate:
Non-Owner Occupied	59,603	10.7%	Interest rate decrease and interest only for 12 months; interest only for 24 months
Commercial & Industrial	4,113	3.9%	Interest rate decrease; extended term for eight months
Total	$83,425

	Nine months ended September 30, 2024

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Residential Real Estate:
Single Family	$364	0.2%	Deferred loan payment for three months
Construction and Land Development	24,684	6.6%	Extended term on interest only payments for six months; Extended amortization for five years
Commercial & Industrial	743	0.7%	Extended term on interest only payments for three months
Total	$25,791

The Company monitors loan payments on performing and non-performing loans on an ongoing basis to determine if a loan is considered to have a payment default. Of the loans modified during the 12 months prior to borrowers experiencing financial difficulties, three for $11.2 million were over 30 days past due as of  September 30, 2025 and three for $11.2 million were in payment default as of September 30, 2025. Of the loans modified during the 12 months prior to September 30, 2024, to borrowers experiencing financial difficulties, none were past due or in payment default as of September 30, 2024.

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

The following tables summarize the recorded investment in the Company's loans by aggregate Pass and categories of Criticized and Classified within the Company’s internal risk rating system by year of origination as of September 30, 2025 and December 31, 2024.  The following tables also summarize gross charge-offs, by year of origination as of and for the nine months ended September 30, 2025 and as of and for the year ended  December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
September 30, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single Family
Pass	$16,177	$12,338	$36,562	$16,256	$26,324	$55,231	$23,459	$—	$186,347
Criticized	200	500	—	—	—	—	—	—	700
Classified	—	—	1,114	1,368	7,577	1,982	—	—	12,041
Total Residential Real Estate - Single Family	$16,377	$12,838	$37,676	$17,624	$33,901	$57,213	$23,459	$—	$199,088
Current period gross charge-offs	$—	$200	$—	$—	$—	$—	$—	$—	$200

Residential Real Estate - Multifamily
Pass	$4,300	$20,055	$14,450	$48,196	$24,223	$60,323	$24,082	$—	$195,629
Criticized	—	—	—	12,967	—	—	—	—	12,967
Classified	—	—	—	—	3,139	579	—	—	3,718
Total Residential Real Estate - Multifamily	$4,300	$20,055	$14,450	$61,163	$27,362	$60,902	$24,082	$—	$212,314
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$—	$67	$—	$—	$—	$123	$—	$—	$190
Total Residential Real Estate - Farmland	$—	$67	$—	$—	$—	$123	$—	$—	$190
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$54,866	$35,169	$80,352	$98,919	$35,308	$108,268	$4,545	$—	$417,427
Criticized	—	—	4,500	—	—	—	—	—	4,500
Classified	—	—	—	—	—	—	255	—	255
Total Commercial Real Estate - Owner Occupied	$54,866	$35,169	$84,852	$98,919	$35,308	$108,268	$4,800	$—	$422,182
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$4,088	$42,060	$7,119	$177,779	$52,510	$185,736	$14,249	$—	$483,541
Criticized	—	—	—	28,447	11,703	34,903	—	—	75,053
Classified	—	—	—	—	—	315	—	—	315
Total Commercial Real Estate - Non-Owner Occupied	$4,088	$42,060	$7,119	$206,226	$64,213	$220,954	$14,249	$—	$558,909
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Pass	$539	$647	$3,212	$11,714	$476	$96	$261,289	$—	$277,973
Classified	—	—	—	1,949	—	—	32,396	—	34,345
Total Construction and Land Development	$539	$647	$3,212	$13,663	$476	$96	$293,685	$—	$312,318
Current period gross charge-offs	$—	$—	$—	$—	$35	$—	$—	$—	$35

Commercial & Industrial
Pass	$20,912	$21,820	$6,345	$5,977	$5,047	$7,670	$33,462	$—	$101,233
Classified	—	—	—	—	12	586	3,386	—	3,984
Total Commercial & Industrial	$20,912	$21,820	$6,345	$5,977	$5,059	$8,256	$36,848	$—	$105,217
Current period gross charge-offs	$—	$—	$—	$—	$319	$303	$—	$—	$622

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$168	$—	$168
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$168	$—	$168
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$131	$155	$32	$125	$—	$247	$346	$—	$1,036
Total Consumer - Secured	$131	$155	$32	$125	$—	$247	$346	$—	$1,036
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$101,013	$132,311	$148,072	$358,966	$143,888	$417,694	$361,600	$—	$1,663,544
Criticized	200	500	4,500	41,414	11,703	34,903	—	—	93,220
Classified	—	—	1,114	3,317	10,728	3,462	36,037	—	54,658
Total	$101,213	$132,811	$153,686	$403,697	$166,319	$456,059	$397,637	$—	$1,811,422
Current period gross charge-offs	$—	$200	$—	$—	$354	$303	$—	$—	$857

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2024
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single Family
Pass	$18,439	$44,460	$17,803	$26,055	$29,482	$32,065	$24,643	$—	$192,947
Criticized	500	—	393	1,596	3,436	—	—	—	5,925
Classified	200	—	—	3,507	1,338	—	440	—	5,485
Total Residential Real Estate - Single Family	$19,139	$44,460	$18,196	$31,158	$34,256	$32,065	$25,083	$—	$204,357
Current period gross charge-offs	$—	$—	$—	$—	$—	$132	$—	$—	$132

Residential Real Estate - Multifamily
Pass	$12,163	$5,314	$69,629	$24,693	$38,226	$23,199	$390	$—	$173,614
Criticized	—	26,250	—	11,703	606	19,514	—	—	58,073
Classified	—	—	—	3,197	—	—	—	—	3,197
Total Residential Real Estate - Multifamily	$12,163	$31,564	$69,629	$39,593	$38,832	$42,713	$390	$—	$234,884
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$106	$—	$—	$—	$—	$134	$—	$—	$240
Total Residential Real Estate - Farmland	$106	$—	$—	$—	$—	$134	$—	$—	$240
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$35,483	$67,043	$81,427	$41,167	$38,446	$79,425	$24,921	$—	$367,912
Criticized	—	4,500	—	—	—	—	—	—	4,500
Classified	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$35,483	$71,543	$81,427	$41,167	$38,446	$79,425	$24,921	$—	$372,412
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$46,243	$7,549	$154,994	$58,931	$46,057	$152,963	$31,903	$—	$498,640
Criticized	—	—	—	—	15,664	—	—	—	15,664
Classified	—	11,160	—	—	328	—	—	—	11,488
Total Commercial Real Estate - Non-Owner Occupied	$46,243	$18,709	$154,994	$58,931	$62,049	$152,963	$31,903	$—	$525,792
Current period gross charge-offs	$—	$740	$—	$—	$—	$—	$—	$—	$740

Construction and Land Development
Pass	$3,149	$5,358	$19,680	$8,849	$718	$234	$325,885	$—	$363,873
Criticized	—	—	—	—	—	—	1,138	—	1,138
Classified	—	—	1,950	—	—	—	26,424	—	28,374
Total Construction and Land Development	$3,149	$5,358	$21,630	$8,849	$718	$234	$353,447	$—	$393,385
Current period gross charge-offs	$—	$289	$—	$259	$3,136	$—	$—	$—	$3,684

Commercial & Industrial
Pass	$32,769	$7,197	$10,237	$3,793	$2,026	$7,550	$29,902	$—	$93,474
Classified	319	—	—	3,712	—	1,600	3,249	—	8,880
Total Commercial & Industrial	$33,088	$7,197	$10,237	$7,505	$2,026	$9,150	$33,151	$—	$102,354
Current period gross charge-offs	$4	$—	$—	$—	$—	$—	$—	$—	$4

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$343	$—	$343
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$343	$—	$343
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$187	$41	$184	$—	$13	$721	$85	$—	$1,231
Total Consumer - Secured	$187	$41	$184	$—	$13	$721	$85	$—	$1,231
Current period gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$—	$9

Total
Pass	$148,539	$136,962	$353,954	$163,488	$154,968	$296,291	$438,072	$—	$1,692,274
Criticized	500	30,750	393	13,299	19,706	19,514	1,138	—	85,300
Classified	519	11,160	1,950	10,416	1,666	1,600	30,113	—	57,424
Total	$149,558	$178,872	$356,297	$187,203	$176,340	$317,405	$469,323	$—	$1,834,998
Current period gross charge-offs	$4	$1,029	$—	$259	$3,136	$141	$—	$—	$4,569

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., the commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $482,000 and $145,000 at September 30, 2025 and September 30, 2024, is separately classified on the balance sheet.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposure for the three and nine months ended September 30, 2025 and 2024, respectively.

Three months ended September 30, 2025	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, June 30, 2025	$272
Provision for off-balance sheet credit losses, net	210
Balance, September 30, 2025	$482

Nine months ended September 30, 2025	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, December 31, 2024	$287
Provision for off-balance sheet credit losses, net	195
Balance, September 30, 2025	$482

Three months ended September 30, 2024	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, June 30, 2024	$357
Recovery of off-balance sheet credit losses, net	(212)
Balance, September 30, 2024	$145

Nine months ended September 30, 2024	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, December 31, 2023	$1,009
Recovery of off-balance sheet credit losses, net	(864)
Balance, September 30, 2024	$145

Note 4. Derivatives and Risk Management Activities

The Company uses derivative financial instruments (“derivatives”) primarily to assist customers with their risk management objectives. The Company classifies these items as free standing derivatives consisting of customer accommodation interest rate loan swaps (“interest rate loan swaps”). The Company enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Company simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Company receives a floating rate. These back-to-back interest rate loan swaps qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” in the Consolidated Statements of Financial Condition. Changes in fair value are recorded in other non-interest expense and net to zero because of the identical amounts and terms of the interest rate loan swaps.

The following tables summarize key elements of the Company’s derivative instruments as of September 30, 2025 and December 31, 2024.

September 30, 2025
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$153,402	32	$—	$10,665	$—
Matched interest rate swap with counterparty	$153,402	32	$10,665	$—	$—

December 31, 2024
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$230,417	43	$—	$21,715	$—
Matched interest rate swap with counterparty	$230,417	43	$21,715	$—	$—

The Company is able to recognize fee income upon execution of the interest rate swap contract. The Company did not record any interest rate swap fee income for the three and nine months ended September 30, 2025 or 2024.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available-for-sale

Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of September 30, 2025, and December 31, 2024, the Bank’s entire portfolio of available-for-sale securities are considered to be Level 2 securities, with the exception of two subordinated debt securities and one preferred stock security which are considered Level 3.

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$16,580	$—	$16,580
Subordinated Debt	—	9,546	750	10,296
Preferred Stock	—	—	464	464
Municipal Securities:
Taxable	—	8,663	—	8,663
Tax-exempt	—	20,096	—	20,096
U.S. Government Agencies	—	2,239	—	2,239
Derivative asset – interest rate swap on loans	—	10,665	—	10,665
Total	$—	$67,789	$1,214	$69,003
Liabilities:
Derivative liability – interest rate swap on loans	$—	$10,665	$—	$10,665
Total	$—	$10,665	$—	$10,665

	December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$17,193	$—	$17,193
Subordinated Debt	—	7,657	250	7,907
Preferred Stock	—	—	453	453
Municipal Securities:
Taxable	—	8,201	—	8,201
Tax-exempt	—	19,621	—	19,621
U.S. Government Agencies	—	2,372	—	2,372
Derivative asset – interest rate swap on loans	—	21,715	—	21,715
Total	$—	$76,759	$703	$77,462
Liabilities:
Derivative liability – interest rate swap on loans	$—	$21,715	$—	$21,715
Total	$—	$21,715	$—	$21,715

The table below shows the activity to the fair value of level three instruments during the nine months ended September 30, 2025.

Reconciliation of Level 3 Inputs
(Dollars in thousands)
December 31, 2024 fair value	$703
Change in fair value (1)	11
Purchase of security	500
September 30, 2025 fair value	$1,214

(1) The change in fair value from December 31, 2024 to September 30, 2025 is due to accretion of the underlying security given that it was purchased at a discount. The change in fair value is not due to fluctuating market conditions.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Property held for sale

This real estate property is carried in the property held for sale line item on the Consolidated Statements of Financial Condition as of  September 30, 2025 at fair value based upon the transactional price if available, or the appraised value of the property. Refer to Note 8 for additional information on the property held for sale.

The Company did not have any assets that were measured at fair value on a nonrecurring basis as  December 31, 2024. The following table summarizes the value of the Bank's assets as of  September 30, 2025 that were measured at fair value on a nonrecurring basis during the period:

	September 30, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Property held for sale	$—	$—	$3,225	$3,225
Total	$—	$—	$3,225	$3,225

	Fair Value Measurements at September 30, 2025
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

September 30, 2025	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$127,294	$127,294	$127,294	$—	$—
Securities:
Available-for-sale	58,338	58,338	—	57,124	1,214
Held-to-maturity	14,293	14,221	—	14,221	—
Restricted securities	7,005	7,005	—	7,005	—
Loans, net	1,788,243	1,796,269	—	—	1,796,269
Derivative asset – interest rate swap on loans	10,665	10,665	—	10,665	—
Bank owned life insurance	40,433	40,433	—	40,433	—
Accrued interest receivable	9,857	9,857	—	9,857	—
Liabilities:
Deposits	$1,810,835	$1,811,656	$—	$1,032,108	$779,548
Subordinated debt, net	69,837	67,000	—	67,000	—
Derivative liability – interest rate swaps on loans	10,665	10,665	—	10,665	—
Accrued interest payable	2,716	2,716	—	2,716	—

December 31, 2024	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$207,708	$207,708	$207,708	$—	$—
Securities:
Available-for-sale	55,747	55,747	—	55,044	703
Held-to-maturity	16,078	15,865	—	15,865	—
Restricted securities	6,873	6,873	—	6,873	—
Loans, net	1,810,556	1,806,846	—	—	1,806,846
Derivative asset – interest rate swap on loans	21,715	21,715	—	21,715	—
Bank owned life insurance	39,507	39,507	—	39,507	—
Accrued interest receivable	9,059	9,059	—	9,059	—
Liabilities:
Deposits	$1,907,794	$1,910,018	$—	$1,088,506	$821,512
Subordinated debt, net	73,039	67,239	—	67,239	—
Derivative liability – interest rate swaps on loans	21,715	21,715	—	21,715	—
Accrued interest payable	3,362	3,362	—	3,362	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. Assumptions utilized in the aggregation of fair value of our loan portfolio include prepayment rates, probability of default and loss given default, and discount rates on cash flows. Our third party valuation utilizes average data by homogenous loan segments nationwide and may not properly reflect the characteristics of our specific portfolio. There were no changes in methodologies or transfers between levels during the periods ended  September 30, 2025 and December 31, 2024.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except for share and per share data)	2025	2024	2025	2024
Net income	$4,517	$265	$11,560	$6,187
Preferred stock dividends	(539)	$(539)	(1,617)	$(1,617)
Net income (loss) available to common shareholders	$3,978	$(274)	$9,943	$4,570
Weighted average number of common shares issued, basic and diluted	7,704,639	7,601,925	7,682,086	7,607,431
Earnings (loss) per common share:
Basic and diluted earnings (loss) per common share	$0.52	$(0.04)	$1.29	$0.60

Note 7. Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes, as of September 30, 2025 and December 31, 2024:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Unrealized loss on investment securities available-for-sale	$(8,344)	$(10,014)
Tax benefit	1,923	2,303
Total accumulated other comprehensive loss	$(6,421)	$(7,711)

There were no reclassifications during the periods ending September 30, 2025 and December 31, 2024.

Note 8: Property Held For Sale

During the three months ended June 30, 2025, the Company acquired a building complex for possible future bank premises. The complex consists of three buildings and the associated land, and are part of the Core Banking segment. Two buildings were designated as held for sale upon acquisition and are in the property held for sale line item on the Consolidated Statements of Financial Condition as of  September 30, 2025. The sales of the two buildings are currently expected to close before the end of 2025. The carrying amount of the two buildings designated as held for sale was $3.2 million as of September 30, 2025.

Note 9: Segment Reporting

Segment performance is evaluated using income before income taxes. Indirect expenses are allocated on revenue. Transactions among segments are made at fair value. Information reported internally for performance assessment by the chief operating decision makers follows, inclusive of reconciliations of significant segment totals to the financial statements:

	Three months ended September 30, 2025
(Dollars in thousands)	Core Banking	Financial Technology	Consolidated
Interest income - loans, including fees - (1)	$30,503	$185	$30,688
Interest income - investments, other	1,776	—	1,776
Service charge income	355	202	557
Other non-interest income	565	—	565
Total	$33,199	$387	$33,586
Less:
Total consolidated interest expense	15,351	11	15,362
Segment gross profit	$17,848	$376	$18,224
Less:
Recovery of credit losses	144	—	144
Salaries and employee benefits	7,144	222	7,366
Furniture and equipment expenses	712	87	799
Advertising and marketing	453	118	571
Outside services	417	208	625
Other operating expenses	3,177	129	3,306
Total non-interest expense	12,047	764	12,811
Segment profit (loss)	$5,801	$(388)	$5,413
Other segment disclosures
Segment assets	2,124,742	47	2,124,789

(1) Includes transfer pricing on average deposits outstanding for the period for the Financial Technology segment.

	Nine months ended September 30, 2025
(Dollars in thousands)	Core Banking	Financial Technology	Consolidated
Interest income - loans, including fees - (1)	$93,527	$715	$94,242
Interest income - investments, other	5,471	—	5,471
Service charge income	1,004	621	1,625
Other non-interest income	1,501	—	1,501
Total	$101,503	$1,336	$102,839
Less:
Total consolidated interest expense	47,224	86	47,310
Segment gross profit	$54,279	$1,250	$55,529
Less:
Recovery of credit losses	(398)	—	(398)
Salaries and employee benefits	21,463	2,567	24,030
Furniture and equipment expenses	2,088	869	2,957
Advertising and marketing	1,316	266	1,582
Outside services	1,255	1,833	3,088
Other operating expenses	9,713	356	10,069
Total non-interest expense	35,437	5,891	41,328
Segment profit (loss)	$18,842	$(4,641)	$14,201
Other segment disclosures
Segment assets	2,124,742	47	2,124,789

(1) Includes transfer pricing on average deposits outstanding for the period for the Financial Technology segment.

	Three months ended September 30, 2024
(Dollars in thousands)	Core Banking	Financial Technology	Consolidated
Interest income - loans, including fees - (1)	$31,308	$307	$31,615
Interest income - investments, other	1,976	—	1,976
Service charge income	338	219	557
Other non-interest income	329	—	329
Total	$33,951	$526	$34,477
Less:
Total consolidated interest expense	18,225	23	18,248
Segment gross profit	$15,726	$503	$16,229
Less:
Provision for credit losses	2,913	—	2,913
Salaries and employee benefits	6,926	324	7,250
Furniture and equipment expenses	748	183	931
Advertising and marketing	544	35	579
Outside services	409	436	845
Other operating expenses	3,526	88	3,614
Total non-interest expense	15,066	1,066	16,132
Segment profit (loss)	$660	$(563)	$97
Other segment disclosures
Segment assets	2,205,649	18,950	2,224,599

(1) Includes transfer pricing on average deposits outstanding for the period for the Financial Technology segment.

	Nine months ended September 30, 2024
(Dollars in thousands)	Core Banking	Financial Technology	Consolidated
Interest income - loans, including fees - (1)	$92,674	$1,178	$93,852
Interest income - investments, other	5,644	—	5,644
Service charge income	988	528	1,516
Other non-interest income	930	—	930
Total	$100,236	$1,706	$101,942
Less:
Total consolidated interest expense	52,928	35	52,963
Segment gross profit	$47,308	$1,671	$48,979
Less:
Provision for credit losses	3,356	—	3,356
Salaries and employee benefits	21,121	1,101	22,222
Furniture and equipment expenses	2,260	546	2,806
Advertising and marketing	1,499	100	1,599
Outside services	1,128	1,330	2,458
Other operating expenses	9,158	293	9,451
Total non-interest expense	38,522	3,370	41,892
Segment profit (loss)	$8,786	$(1,699)	$7,087
Other segment disclosures
Segment assets	2,205,649	18,950	2,224,599

(1) Includes transfer pricing on average deposits outstanding for the period for the Financial Technology segment.

The software solution related to Avenu was deployed in October 2024. Once the software was deployed, the capitalization of certain costs ceased. During the three and nine months ended September 30, 2025, costs that were incurred related to the software were expensed rather than capitalized, which caused the fluctuation in the segment loss for the Financial Technology segment compared to the three and nine months ended September 30, 2024. The Company made the decision to pivot away from certain Banking as a Service (BaaS) services during the three months ended March 31, 2025. During the nine months ended September 30, 2025, the Company incurred nonrecurring costs related to pivoting away from these services such as contract termination costs and severance, which are included in the tables above.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2024, previously filed with the SEC on March 14, 2025. Results for the three and nine months ended September 30, 2025 are not necessarily indicative of results for the year ending December 31, 2025 or any future period.

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

Economic Impact of Federal Spending Reductions and New Legislation

The Company recognizes that the impact of federal spending reductions, hiring freezes, and layoffs, including dismissals of employees and termination or non-renewal of government contracts in the Company’s primary market areas, may have an adverse economic effect, particularly as severance payments to permanently terminated federal employees expire. In addition, consumer confidence and the strength of the US dollar may be negatively affected by uncertainty associated with tariffs on many imports. We cannot assure you that the economic impacts of these actions would not be material and adverse to our business, financial condition, results of operations, or prospects.

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

MainStreet Bank

MainStreet Bank is a community commercial bank incorporated in and chartered by the Commonwealth of Virginia. The Bank is a member of the Federal Reserve Bank of Richmond, and its deposits are insured by the FDIC. The Bank opened for business on May 26, 2004, and is headquartered in Fairfax, Virginia. We currently operate six Bank branches; located in Herndon, Fairfax, McLean, Clarendon, and Leesburg in Virginia, and one in Washington D.C. We have applied for and received regulatory approval to open a new branch in Middleburg, Virginia. We anticipate this location to be open in 2026.

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

The Company's business is focused core banking where we offer a full range of banking services to individuals, small to medium-sized businesses and professionals through both traditional and electronic delivery. During the quarter ended March 31, 2025, the Company pivoted away from certain operating BaaS services. Activities resulting from this business line for the quarters ended September 30, 2025 and September 30, 2024 are reported in Note 9 in the Notes to the Consolidated Financial Statements.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2025, have remained unchanged since our Annual Report on Form 10-K for the year ended December 31, 2024 was filed, unless noted herein. Any changes are discussed under "Recently Adopted Accounting Developments" in Note 1 of the Notes to Consolidated Financial Statements.

Comparison of Statements of Income for the Three Months Ended September 30, 2025 and 2024

General

Total interest income decreased $1.1 million for the three months ended September 30, 2025 from the same period in 2024. The decrease was primarily the result of a decrease in interest and fees on loans of $927,000 partly due to reversing accrued interest on a few non-accrual loans as well as changes in interest rates. Total interest expense decreased $2.9 million for the three months ended September 30, 2025 from the same period in 2024 due to fluctuations in deposit interest expense described below. Net interest income increased $1.8 million for the three months ended September 30, 2025 from the same period in 2024. The provision for credit losses was $144,000 for the three months ended September 30, 2025 compared to a provision for credit losses of $2.9 million for the three months ended September 30, 2024. Non-interest income increased $236,000 for the three months ended September 30, 2025 from the same period in 2024. The increase in non-interest income was primarily due to a $145,000 gain on retirement of subordinated debt and a $77,000 increase in other fee income during the three months ended September 30, 2025. Non-interest expense decreased by $0.6 million for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to decreases in furniture and equipment, outside services, and other operating expenses. Net income increased $4.3 million to $4.5 million for the three months ended September 30, 2025 from $0.3 million for the three months ended September 30, 2024. The increase in net income was primarily driven by the increase in net interest income after provision for credit losses as well as a decrease in total non-interest expense.

Interest Income

Total interest income decreased $1.1 million or 3.4%, to $32.5 million for the three months ended September 30, 2025 from $33.7 million for the three months ended September 30, 2024, on a tax equivalent basis. The decrease was primarily the result of a decrease in interest and fees on loans of $927,000. Total average interest-earning assets decreased $11.0 million, to $1.99 billion for the three months ended September 30, 2025 from $2.00 billion for the same period in 2024 primarily because of a decrease of $2.9 million in the average balance of loans and by a decrease of $5.7 million in the average balance of federal funds sold and interest bearing deposits at other financial institutions. These decreases were in addition to a $2.5 million decrease in the average balance of investment securities. The average yield on our interest-earning assets decreased 19 basis points to 6.47% for the three months ended September 30, 2025 as compared to 6.66% for the three months ended September 30, 2024 primarily due to market conditions. For the three months ended September 30, 2025, the Company reversed $595,000 in accrued interest income in relation to loans placed on non-accrual, as compared to $984,000 for the three months ended September 30, 2024.

Interest and fees on loans decreased $927,000, to $30.7 million for the three months ended September 30, 2025 from $31.6 million for the same period in 2024. This was primarily due to the reversal of accrued interest of $595,000 on a small number of non-accrual loans as well as a 19 basis point decrease in the average loans yields, which was 6.75% for the three months ended September 30, 2025 compared to 6.94% for the three months ended September 30, 2024. The average balance on loans was consistent for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Interest income on federal funds sold and interest-earning deposits decreased by $214,000 to $1.07 million for the three months ended September 30, 2025, from $1.29 million for the three months ended September 30, 2024. The average balance of interest-earning deposits and federal funds sold decreased $5.7 million to $100.9 million for the three months ended September 30, 2025 from $106.6 million for the same period in 2024. The average yield on federal funds sold and interest-earning deposits decreased to 4.21% for the three months ended September 30, 2025 from 4.78% for the same period in 2024.

Interest on investment securities was $777,000 for the three months ended September 30, 2025 and $769,000 for the three months ended September 30, 2024 on a fully tax-equivalent basis. Interest on investments in U.S. Government Agencies and U.S. Municipals was $334,000 for the three months ended September 30, 2025 and $358,000 for the three months ended September 30, 2024. Interest on mortgage-backed securities was $85,000 for the three months ended September 30, 2025 and September 30, 2024. Subordinated debt interest income increased by $45,000, or 44.6%, to $146,000 for the three months ended September 30, 2025, from $101,000 for the three months ended September 30, 2024. The average yield on taxable securities increased  39 basis points, to 3.28%  and the average yield on tax-exempt securities decreased 26 basis points, to 3.85% on a tax equivalent basis for the three months ended September 30, 2025, from 2.89% and 4.11%, respectively, for the same period in 2024. Due to the increase in average yield, interest on investment securities increased despite the average balance of investment securities decreasing by $2.5 million, to $87.9 million for the three months ended September 30, 2025, from $90.4 million for the three months ended September 30, 2024.

Interest Expense

Total interest expense decreased $2.9 million to $15.4 million for the three months ended September 30, 2025 from $18.2 million for the three months ended September 30, 2024, primarily due to a $2.6 million decrease in interest expense on interest bearing deposits and a $273,000 decrease in total interest expense paid on borrowings.

Interest expense on deposits decreased $2.6 million to $14.5 million for the three months ended September 30, 2025 from $17.1 million for the three months ended September 30, 2024 primarily as a result of a decrease in cost of funds. The increase in average balance of interest-bearing deposits was $35.5 million to $1.48 billion during the three months ended September 30, 2025 as compared to $1.44 billion for the three months ended September 30, 2024. The increase  in the average balance of interest-bearing deposits was primarily a result of a $18.2 million increase in the average balance of money market deposit accounts, by a $12.9 million increase in the average balance of time deposits, and by a $58.2 million increase in the average balance of savings and NOW deposits. These increases were partially offset by a $53.9 million decrease in interest bearing demand deposits during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The average cost of interest-bearing deposits was 3.91% for the three months ended September 30, 2025, compared to 4.72% for the three months ended September 30, 2024. The average rate paid on money market deposits decreased 75 basis points to 3.95% for the three months ended September 30, 2025 from 4.70% for the three months ended September 30, 2024. The average rate paid on interest-bearing demand deposits decreased 129 basis points to 3.54% for the three months ended September 30, 2025 from 4.83% for the three months ended September 30, 2024 primarily due to the interest rate environment and our ability to reprice these deposits. The average rate paid on savings and NOW deposits increased 22 basis points to 1.55% for the three months ended September 30, 2025 from 1.33% for the three months ended September 30, 2024. The average cost of time deposits decreased by 69 basis points to 4.30% for the three months ended September 30, 2025 as compared to 4.99% for the three months ended September 30, 2024. The average balance of non-interest bearing demand deposits and other liabilities decreased $12.7 million to $355.6 million for the three months ended September 30, 2025, compared to $368.3 million for the three months ended September 30, 2024. The decrease was primarily the result of a decrease in the market value of our back-back loan swaps that are held in other liabilities. These swaps are more fully described in Note 4 of the consolidated financial statements.

Net Interest Income

Net interest income increased approximately $1.8 million, or 11.4%, to $17.2 million for the three months ended September 30, 2025 from $15.4 million for the three months ended September 30, 2024, on a tax equivalent basis, despite our net interest-earning assets decreasing $27.7 million to $445.1 million for the three months ended September 30, 2025 from $472.8 million for the three months ended September 30, 2024. The interest rate spread increased by 59 basis points to 2.53% for the three months ended September 30, 2025 from 1.94% for the three months ended September 30, 2024, on a tax equivalent basis. The net interest margin increased by 37 basis point from 3.05% for the three months ended September 30, 2024 to 3.42% for the three months ended September 30, 2025 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Three Months Ended September 30,
	2025			2024
	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,805,016	$30,688	6.75%	$1,807,882	$31,615	6.94%
Investment securities:
Taxable	52,680	435	3.28%	54,523	397	2.89%
Tax-exempt	35,260	342	3.85%	35,881	372	4.11%
Interest-bearing deposits at other financial institutions	1,037	11	4.21%	692	10	5.73%
Federal funds sold	99,896	1,060	4.21%	105,949	1,275	4.77%
Total interest-earning assets	$1,993,889	$32,536	6.47%	$2,004,927	$33,669	6.66%
Non-interest-earning assets	125,605			121,201
Total assets	$2,119,494			$2,126,128
Interest-bearing liabilities:
Interest-bearing demand deposits	$120,112	$1,071	3.54%	$173,996	$2,117	4.83%
Savings and NOW deposits	119,467	467	1.55%	61,259	206	1.33%
Money market deposits	463,948	4,623	3.95%	445,730	5,277	4.70%
Time deposits	772,176	8,369	4.30%	759,247	9,543	4.99%
Total interest-bearing deposits	$1,475,703	$14,530	3.91%	$1,440,232	$17,143	4.72%
Federal funds purchased	2,338	28	4.75%	19,001	277	5.78%
Subordinated debt, net	70,793	804	4.51%	72,901	828	4.51%
Total interest-bearing liabilities	$1,548,834	$15,362	3.94%	$1,532,134	$18,248	4.73%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	355,621			368,349
Total liabilities	$1,904,455			$1,900,483
Stockholders’ equity	215,039			225,645
Total liabilities and stockholders’ equity	$2,119,494			$2,126,128
Net interest income		$17,174			$15,421
Interest rate spread(2)			2.53%			1.94%
Net interest-earning assets(3)	$445,055			$472,793
Net interest margin(4)			3.42%			3.05%
Average interest-earning assets to average interest-bearing liabilities	128.7%			130.9%

(1)	Includes loans classified as non-accrual.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a fully tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Three Months Ended
	September 30, 2025 and 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(51)	$(876)	$(927)
Investment securities	(21)	29	8
Interest-bearing deposits at other financial institutions	15	(14)	1
Federal funds sold	(70)	(145)	(215)
Total interest-earning assets	(127)	(1,006)	(1,133)
Interest-bearing liabilities:
Interest-bearing demand deposits	(562)	(484)	(1,046)
Savings and NOW accounts	222	39	261
Money market deposits	1,230	(1,884)	(654)
Time deposits	1,020	(2,194)	(1,174)
Total interest-bearing deposits	1,910	(4,523)	(2,613)
Federal funds purchased	(207)	(42)	(249)
Subordinated debt, net	(24)	—	(24)
Total interest-bearing liabilities	1,679	(4,565)	(2,886)
Change in net interest income	$(1,806)	$3,559	$1,753

Provision for Credit Losses

Management believes that the allowance for credit losses recorded for the period ended September 30, 2025 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of any elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

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

The recovery of credit losses on loans was $66,000 for the three months ended September 30, 2025 compared to a provision for credit losses on loans of $3,125,000 for the three months ended September 30, 2024.  This is primarily due to a decrease in loans charged off during the three months ended September 30, 2025 which equated to $235,000, compared to the three months ended September 30, 2024 of $1.9 million. Additionally, the loan portfolio mix impacted the calculation of the provision for credit losses as the Company focused on diversifying its concentrations. Loan originations, which totaled approximately $60.0 million for the three months ended September 30, 2024 increased $22.3 million to $82.3 million for the three months ended September 30, 2025. Non-performing loans were $23.4 million at September 30, 2025. 60% of this balance is attributable to two relationships and the remaining 40% are confined to six relationships that experienced liquidity constraints. The Company is proactive in identifying any potential issues and acts decisively when believed to be prudent. Past due loans excluding non-performing loans, increased to $25.4 million as of September 30, 2025 compared to $11,000 as of September 30, 2024. The increase in past due loans was isolated to a limited number of borrowers and was primarily due to timing of payments received rather than deteriorating credit, and therefore, did not significantly impact the allowance for credit losses on loans as of September 30, 2025. We continue to proactively work with our borrowers to find positive solutions.

The provision for credit losses on off-balance sheet credit exposure was $210,000 for the three months ended September 30, 2025 compared to a recovery of credit losses of $212,000 for the three months ended September 30, 2024. The increase in the provision for off-balance sheet credit exposure was primarily related to the decrease in outstanding balances of our revolving lines of credit. As revolving lines of credit were paid down by borrowers, the total unfunded commitments increased causing an increase in the provision for credit losses on off-balance sheet credit exposure.

As of September 30, 2025, criticized loans increased $47.4 million and classified loans decreased $22.9 million when compared to September 30, 2024, to a balance of $93.2 million and $54.7 million, respectively. Approximately $35.4 million of loans were sold at par during the three months ended September 30, 2025. The increase in criticized loans and the sale of these loans did not have a significant impact on the allowance for credit losses on loans. Additionally, as interest rates have risen significantly since March 2022 and largely sustained despite recent rate cuts, management believes in taking a proactive approach to risk management in the loan portfolio, particularly as credits are due to reprice in a new rate environment. The Company routinely charges off potential exposure as identified, and identifies and executes the best course of action to minimize any further loss exposure. During the three months ended September 30, 2025, there were $235,000 charge-offs incurred and recoveries of $75,000 were received. During the three months ended September 30, 2024, there were $1,907,000 charge-offs incurred and recoveries of $11,000 were received.

Non-Interest Income

Non-interest income increased $236,000, or 26.6%, to $1.1 million for the three months ended September 30, 2025 from $886,000 for the three months ended September 30, 2024. The increase in non-interest income was primarily due to a $145,000 gain on retirement of subordinated debt and a $77,000 increase in other fee income during the three months ended September 30, 2025. The Company continues to focus on increasing non-interest income as it continues to add services that strategically benefit our customers.

Non-Interest Expense

Non-interest expense decreased $0.6 million, or 4.2%, to $12.7 million for the three months ended September 30, 2025, from $13.2 million for the three months ended September 30, 2024 primarily because of continued expense management efforts across the Company. Furniture and equipment expenses decreased approximately $132,000 to $0.8 million for the three months ended September 30, 2025, from $931,000 for the three months ended September 30, 2024. Outside services, which includes professional fees for attorneys, accountants, consultants, and cloud services, increased $0.2 to $0.6 million for the three months ended September 30, 2025, from $0.8 for the three months ended September 30, 2024. Other operating expenses decreased approximately  $589,000 to $1.2 million for the three months ended September 30, 2025, from $1.8 for the three months ended September 30, 2024, due to diligent cost cutting measures. Offsetting these decreases, FDIC insurance expense increased $230,000 to $560,000 for the three months ended September 30, 2025, from $330,000 for the three months ended September 30, 2024. This increase was due to the significant deposit growth the Company experienced at the beginning of the year. Data processing increased approximately $47,000 to $375,000 for the three months ended September 30, 2025, from $328,000 for the three months ended September 30, 2024.

Income Tax Expense

Income tax expense increased $1.1 million or 633.3%, to $0.9 million for the three months ended September 30, 2025 from a tax benefit of $168,000 for the three months ended September 30, 2024. The increase in federal income tax expense for the three months ended September 30, 2025 compared to the same period a year ago was driven by the increase in income before income taxes of $5.3 million, to income before income tax of $5.4 million for the three months ended September 30, 2025 compared to income before income tax expense of $0.1 million for the same period in the prior year. The Company accrues taxes based on an estimated tax rate basis using inputs and assumptions about pre-tax income. As the inputs and assumptions change, the estimated tax accruals will change throughout the year.  The Company also invests in projects that have tax credit benefits in order to help reduce its overall tax liability, timing of these tax credits are layered into our overall assessment. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $137,000 for the three months ended September 30, 2025 and $4,000 for the three months ended September 30, 2024. For the three months ended September 30, 2025, the Company had an effective income tax expense rate of 16.55%, compared to an effective income tax benefit for the three months ended September 30, 2024.

Comparison of Statements of Income for the Nine Months Ended September 30, 2025 and 2024

General

Total interest income increased $0.2 million for the nine months ended September 30, 2025 from the same period in 2024. The increase was primarily the result of an increase in interest and fees on loans of $0.4 million, which increased overall despite $827,000 of non-recurring interest reversed for loans placed on non-accrual throughout the year. Total interest expense decreased $5.7 million for the nine months ended September 30, 2025 from the same period in 2024 due to fluctuations in deposit interest expense described below. Net interest income increased $5.9 million for the nine months ended September 30, 2025 from the same period in 2024. The recovery of credit losses was $398,000 for the nine months ended September 30, 2025 compared to a provision for credit losses of $3,356,000 for the nine months ended September 30, 2024. This decrease in provision for credit losses was primarily attributable to the minimal amount of loans charged off during 2025 and its corresponding impact on our credit for loan loss allowance. Non-interest income increased $680,000 for the nine months ended September 30, 2025 from the same period in 2024. The increase in non-interest income was primarily due to a $273,000 gain on retirement of subordinated debt and a $109,000 increase in deposit account service charges. Non-interest expense increased by $3.2 million for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to normal growth, an increase of $780,000 in FDIC insurance expense and costs associated with exiting the BaaS line of business. Net income increased $5.4 million to $11.6 million for the nine months ended September 30, 2025 from $6.2 million for the nine months ended September 30, 2024. The increase in net income was primarily impacted by the increase in net interest income after provision for credit losses.

Interest Income

Total interest income increased $0.2 million, or 0.2%, to $99.9 million for the nine months ended September 30, 2025 from $99.7 million for the nine months ended September 30, 2024, on a tax equivalent basis. The increase was primarily the result of an increase in interest and fees on loans of $0.4 million. Total average interest-earning assets increased $56.2 million, to $2.02 billion for the nine months ended September 30, 2025 from $1.96 billion for the same period in 2024 primarily because of an increase of $47.7 million in the average balance of loans and by an increase of $12.4 million in the average balance of federal funds sold and interest bearing deposits at other financial institutions. These increases were offset by a $3.9 million decrease in the average balance of investment securities. The average yield on our interest-earning assets decreased 17 basis points to 6.63% for the nine months ended September 30, 2025 as compared to 6.80% for the nine months ended September 30, 2024 primarily due to market conditions.

Interest and fees on loans increased $0.4 million, to $94.2 million for the nine months ended September 30, 2025 from $93.9 million for the same period in 2024. This was primarily due to an increase in the average loans outstanding of $47.7 million, which increased to $1.82 billion for the nine months ended September 30, 2025 from $1.77 billion for the nine months ended September 30, 2024. Offsetting the growth in average loan balances, the average yield on loans decreased 16 basis points, or 2.2%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Interest income on federal funds sold and interest-earning deposits decreased by $164,000 to $3.39 million for the nine months ended September 30, 2025, from $3.55 million for the nine months ended September 30, 2024. The average balance of interest-earning deposits and federal funds sold increased $12.4 million to $106.9 million for the nine months ended September 30, 2025 from $94.6 million for the same period in 2024. The average yield decreased to 4.23% for the nine months ended September 30, 2025 from 5.02% for the same period in 2024.

Interest on investment securities decreased by $10,000 to $2.30 million for the nine months ended September 30, 2025 from $2.31 million for the nine months ended September 30, 2024 on a fully tax-equivalent basis. Interest on investments in U.S. Government Agencies and U.S. Municipals was $992,000 for the nine months ended September 30, 2025 and $1,024,000 for the six months ended September 30, 2024. Interest on mortgage-backed securities decreased by $16,000 or 5.7%, to $265,000 for the nine months ended September 30, 2025, from $281,000 for the nine months ended September 30, 2024. Subordinated debt interest income increased by $47,000, or 12.9%, to $412,000 for the nine months ended September 30, 2025, from $365,000 for the nine months ended September 30, 2024. The average yield on taxable securities increased  21 basis points, to 3.25% and the average yield on tax-exempt securities remained consistent at 3.84% on a tax equivalent basis for the nine months ended September 30, 2025 when compared to the same period in 2024. Despite the increase in average yield, interest on investment securities decreased given that the average balance of investment securities decreased by $3.9 million, to $88.2 million for the nine months ended September 30, 2025, from $92.1 million for the nine months ended September 30, 2024.

Interest Expense

Total interest expense decreased $5.7 million, to $47.3 million for the nine months ended September 30, 2025 from $53.0 million for the nine months ended September 30, 2024, primarily due to a $5.1 million decrease in interest expense on interest bearing deposits and a $581,000 decrease in total interest expense paid on borrowings.

Interest expense on deposits decreased $5.1 million to $44.8 million for the nine months ended September 30, 2025 from $49.9 million for the nine months ended September 30, 2024 primarily as a result of a decrease in cost of funds. The average balance of interest-bearing deposits increased $103.9 million to $1.50 billion during the nine months ended September 30, 2025 as compared to $1.39 billion for the nine months ended September 30, 2024. The increase in the average balance of interest-bearing deposits was primarily a result of a $45.7 million increase in the average balance of money market deposit accounts, a $57.2 million increase in the average balance of time deposits, and a $51.2 million increase in the average balance of savings and NOW deposits. These increases were partially offset by a $50.2 million decrease in interest bearing demand deposits during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.The average cost of interest-bearing deposits was 4.01% for the nine months ended September 30, 2025, compared to 4.79% for the nine months ended September 30, 2024. The average rate paid on money market deposits decreased 79 basis points to 3.96% for the nine months ended September 30, 2025 from 4.75% for the nine months ended September 30, 2024. The average rate paid on interest-bearing demand deposits decreased 127 basis points to 3.66% for the nine months ended September 30, 2025 from 4.93% for the nine months ended September 30, 2024 primarily due to the interest rate environment. The average cost of time deposits decreased by 60 basis points to 4.42% for the nine months ended September 30, 2025 as compared to 5.02% for the nine months ended September 30, 2024. The average balance of non-interest bearing demand deposits and other liabilities decreased $28.0 million to $354.6 million for the nine months ended September 30, 2025, compared to $382.6 million for the nine months ended September 30, 2024. The decrease was primarily the result of depositors looking for higher yielding products and market competition.

Net Interest Income

Net interest income increased approximately $5.9 million, or 12.5%, to $52.6 million for the nine months ended September 30, 2025 from $46.8 million for the nine months ended September 30, 2024, on a tax equivalent basis, despite a decrease in our net interest-earning assets of $34.9 million to $446.3 million for the nine months ended September 30, 2025 from $481.2 million for the nine months ended September 30, 2024. The interest rate spread increased by 59 basis points to 2.60% for the nine months ended September 30, 2025 from 2.01% for the nine months ended September 30, 2024, on a tax equivalent basis. The net interest margin increased by 30 basis point from 3.19% for the nine months ended September 30, 2024 to 3.49% for the nine months ended September 30, 2025 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest Income/ Expense (6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,820,771	$94,242	6.92%	$1,773,050	$93,852	7.08%
Investment securities:
Taxable	52,926	1,285	3.25%	55,478	1,262	3.04%
Tax-exempt	35,298	1,013	3.84%	36,670	1,053	3.84%
Interest-bearing deposits at other financial institutions	1,274	44	4.62%	662	27	5.45%
Federal funds sold	105,674	3,342	4.23%	93,931	3,523	5.01%
Total interest-earning assets	$2,015,943	$99,926	6.63%	$1,959,791	$99,717	6.80%
Non-interest-earning assets	119,819			125,068
Total assets	$2,135,762			$2,084,859
Interest-bearing liabilities:
Interest-bearing demand deposits	$113,969	$3,123	3.66%	$164,192	$6,049	4.93%
Savings and NOW deposits	102,349	1,079	1.41%	51,119	553	1.45%
Money market deposits	493,366	14,606	3.96%	447,668	15,911	4.75%
Time deposits	785,685	25,994	4.42%	728,459	27,361	5.02%
Total interest-bearing deposits	$1,495,369	$44,802	4.01%	$1,391,438	$49,874	4.79%
Federal funds purchased	2,638	93	4.71%	13,279	575	5.79%
Federal Home Loan Bank advances	—	—	—	1,095	46	5.62%
Subordinated debt	71,670	2,415	4.51%	72,802	2,468	4.53%
Total interest-bearing liabilities	$1,569,677	$47,310	4.03%	$1,478,614	$52,963	4.79%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	354,635			382,591
Total liabilities	$1,924,312			$1,861,205
Stockholders’ Equity	211,450			223,654
Total liabilities and stockholders’ equity	$2,135,762			$2,084,859
Net interest income		$52,616			$46,754
Interest rate spread(2)			2.60%			2.01%
Net interest-earning assets(3)	$446,266			$481,177
Net interest margin(4)			3.49%			3.19%
Average interest-earning assets to average interest-bearing liabilities	128.43%			132.54%

(1)	Includes loans classified as non-accrual.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a fully tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Nine Months Ended
	September 30, 2025 and 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$3,296	$(2,906)	$390
Investment securities	(101)	84	(17)
Interest-bearing deposits at other financial institutions	23	(6)	17
Federal funds sold	573	(754)	(181)
Total interest-earning assets	3,791	(3,582)	209
Interest-bearing liabilities:
Interest-bearing demand deposits	(1,588)	(1,338)	(2,926)
Savings and NOW accounts	551	(25)	526
Money market deposit accounts	2,194	(3,499)	(1,305)
Time deposits	2,925	(4,292)	(1,367)
Total interest-bearing deposits	4,082	(9,154)	(5,072)
Federal funds purchased	(391)	(91)	(482)
Federal Home Loan Bank advances	(23)	(23)	(46)
Subordinated debt	(41)	(12)	(53)
Total interest-bearing liabilities	3,627	(9,280)	(5,653)
Change in net interest income	$164	$5,698	$5,862

Provision for Credit Losses

Management believes that the allowance for credit losses recorded for the period ended September 30, 2025 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

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

The recovery of credit losses on loans was $593,000 for the nine months ended September 30, 2025 compared to a provision for credit losses on loans of $4.2 million for the nine months ended September 30, 2024. This is primarily due to reduction in net charge-offs of $2.4 million for the nine months ended September 30, 2025 compared to the similar period in 2024. Loan originations, which totaled approximately $147.6 million for the nine months ended September 30, 2024 increased $22.2 million to $169.8 million for the nine months ended September 30, 2025. The loan growth is diversified within the portfolio, which had a positive impact on the allowance for credit losses.

The provision for credit losses on off-balance sheet credit exposure was $195,000 for the nine months ended September 30, 2025 compared to a recovery of credit losses of $864,000 for the nine months ended September 30, 2024. The provision for off-balance sheet credit exposure was primarily related to the utilization of revolving lines of credit. As revolving lines of credit were paid down by borrowers, the total unfunded commitments increased causing an increase in the provision for credit losses on off-balance sheet credit exposure.

As of September 30, 2025, criticized loans increased $7.9 million and classified loans decreased $2.7 million when compared to December 31, 2024, to a balance of $93.2 million and $54.7 million, respectively.

Criticized loans have increased by $47.4 million and classified loans decreased $22.9 million respectively as of September 30, 2025 compared to the same period in 2024. Approximately 75% of the classified loan balances are related to two relationships. Both of these relationships are included in our individually analyzed credits quarterly and show that they are well collateralized. We continue to work proactively with our borrowers for positive resolutions.  Approximately 25% of classified loans are made up of smaller credits that have been either placed on non-accrual or the Company is monitoring closely to be able to assess repayment. The increase in criticized loans since September 30, 2024 was considered in the determination of the allowance for credit losses as of September 30, 2025. As interest rates have risen significantly since March 2022 and largely been sustained despite recent rate cuts, management believes in taking a proactive approach to risk management in the loan portfolio, particularly as credits are due to reprice in a new rate environment. The Company routinely charges off potential exposure as identified, and identifies and executes the best course of action to minimize any further loss exposure. During the nine months ended September 30, 2025, there were $857,000 charge-offs incurred and recoveries of $831,000 were received. During the nine months ended September 30, 2024, there were $2.4 million in charge-offs incurred and recoveries of $19,000 were received.

Non-Interest Income

Non-interest income increased $680,000, or 27.8%, to $3.1 million for the nine months ended September 30, 2025 from $2.4 million for the nine months ended September 30, 2024. The increase in non-interest income was primarily due to a $273,000 gain on retirement of subordinated debt and a $109,000 increase in deposit account service charges. The Company continues to focus on increasing non-interest income as it continues to add services that strategically benefit our customers.

Non-Interest Expense

Non-interest expense increased $3.2 million, or 8.3%, to $41.7 million for the nine months ended September 30, 2025, from $38.5 million for the nine months ended September 30, 2024 primarily because of an increase in salaries and employee benefits of $1.8 million. Non-recurring severance costs were incurred as reductions were made during the nine months ended September 30, 2025 related to the Company's decision to pivot away from certain operating BaaS services, causing salaries and benefits to increase. Furniture and equipment expenses increased approximately $151,000 to $3.0 million for the nine months ended September 30, 2025, from $2.8 million for the nine months ended September 30, 2024. Outside services, which includes professional fees for attorneys, accountants, consultants, and cloud services, increased $630,000 to $3.1 million for the nine months ended September 30, 2025, from $2.5 million for the nine months ended September 30, 2024. This increase is driven by the acceleration of costs related to contract cancelation from the Company's decision to pivot away from certain operating BaaS services. FDIC insurance expense increased $780,000 to $1.8 million for the nine months ended September 30, 2025, from $990,000 for the nine months ended September 30, 2024 due to significant deposit growth earlier in the year, as those deposits were temporary, we expect this expense to return to previous levels. Data processing increased approximately $140,000 to $1,094,000 for the nine months ended September 30, 2025, from $954,000 for the nine months ended September 30, 2024. Offsetting these increases, other operating expenses decreased $133,000, or 3.4%, to $3.8 million for the nine months ended September 30, 2025, from $3.9 million for the nine months ended September 30, 2024 primarily due to expense management controls executed by the Company. Additionally there was a decrease in occupancy expenses of $143,000, or 11.4%, to $1,114,000 for the nine months ended September 30, 2025 from $1,257,000 for the nine months ended September 30, 2024.

Income Tax Expense

Income tax expense increased $1,741,000 or 193.4%, to $2.6 million for the nine months ended September 30, 2025 from $0.9 million for the nine months ended September 30, 2024. The increase in federal income tax expense for the nine months ended September 30, 2025 compared to the same period a year ago was driven by the increase in income before income taxes of $7.1 million, to income before income tax of $14.2 million for the nine months ended September 30, 2025 compared to income before income tax expense of $7.1 million for the same period in the prior year. The Company accrues taxes based on an estimated tax rate basis using inputs and assumptions about pre-tax income. As the inputs and assumptions change, the estimated tax accruals will change throughout the year.  The Company also invests in projects that have tax credit benefits in order to help reduce its overall tax liability, timing of these tax credits are layered into our overall assessment. As a result of expanding its footprint, the Company has included assessments in income tax expense for potential state tax liabilities which totaled $361,000 for the nine months ended September 30, 2025 and $185,000 for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the Company had an effective income tax expense rate of 18.60%, compared to an effective income tax expense rate of 12.70% for the nine months ended September 30, 2024.

Comparison of Statements of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets

Total assets decreased $103.3 million, or 4.6%, to $2.12 billion at September 30, 2025 from $2.23 billion at December 31, 2024. The decrease was primarily the result of a decrease in cash and cash equivalents of $80.4 million as of September 30, 2025, a decrease in net loans of $22.3 million as of September 30, 2025, and a decrease of $7.9 million in other assets, due to a decline in the fair value of the interest rate loan swaps discussed in Note 4 of the Notes to the Consolidated Financial Statements. These decreases were offset by an increase of $2.3 million in other receivables and an increase of $3.2 million property held for sale as discussed in Note 8.

Investment Securities

Investment securities increased $806,000, or 1.1%, from $71.8 million at December 31, 2024 to $72.6 million at September 30, 2025. The increase was primarily due to purchases of $3.7 million available-for-sale securities and were offset by calls and maturities of the held-to-maturity securities. At September 30, 2025, our held-to-maturity portion of the securities portfolio, at amortized cost, was $14.3 million, and our available-for-sale portion of the securities portfolio, at fair value, was $58.3 million compared to our held-to-maturity portion of the securities portfolio of $16.1 million and our available-for-sale portion of the securities portfolio of $55.7 million at December 31, 2024.

Net Loans

Net loans decreased $22.3 million, or 1.2%, to $1.79 billion at September 30, 2025 from $1.81 billion at December 31, 2024. Residential real estate loans decreased $27.9 million, or 6.3%, to $411.6 million at September 30, 2025 from $439.5 million at December 31, 2024. Commercial real estate loans increased by $82.9 million from $898.2 million at December 31, 2024 to $981.1 million at September 30, 2025. Commercial and industrial loans increased by $2.8 million from $102.4 million at December 31, 2024 to $105.2 million at September 30, 2025.  Construction and land development loans decreased $81.1 million to $312.3 million at September 30, 2025 from $393.4 million at December 31, 2024. Consumer loans decreased by $370,000 from $1.6 million at December 31, 2024 to $1.2 million at September 30, 2025. The decrease in consumer loans is primarily a result of management’s decision to let the indirect lending portfolio amortize off the balance sheet.

A significant portion of the loan portfolio consists of commercial, construction, and commercial real estate loans, primarily made in the Washington, D.C. metropolitan area and secured by real estate or other collateral in that market. Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the Washington, D.C. metropolitan real estate market could have an adverse impact on this portfolio of loans and the Company’s income and financial position. While our basic market area is the Washington, D.C. metropolitan area, the Bank has made loans outside that market area where the applicant is an existing customer, and the nature and quality of such loans was consistent with the Company's lending policies.

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

The Company holds a concentration in commercial real estate loans. As of September 30, 2025, construction, land development and other land loans represented 102.6% of consolidated risk-based capital. Total commercial real estate loans as defined by the Agency guidance represented 356.0% of consolidated risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio by 63.6%.

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

	September 30, 2025
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction and land development	$312,318	$(5,552)	(1.78)%
Non-Owner Occupied CRE (2)	771,223	(14,725)	(1.91)%
All Other Loans	727,881	(22,064)	(3.03)%
AFS Securities, at amortized cost	66,682	(6,421)	(9.63)%
HTM Securities	14,293	(58)	(0.41)%
Swap Portfolio	—	—	—
Bank Owned Life Insurance	40,433	—	—
Total	$1,932,830	$(48,820)	(2.53)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D

	December 31, 2024
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction and land development	$393,385	$(5,625)	(1.43)%
Non-Owner Occupied CRE (2)	760,676	(10,844)	(1.43)%
All Other Loans	680,937	(21,312)	(3.13)%
AFS Securities, at amortized cost	65,760	(7,711)	(11.73)%
HTM Securities	16,078	(169)	(1.05)%
Swap Portfolio	—	—	—
Bank Owned Life Insurance	39,507	(39)	(0.10)%
Total	$1,956,343	$(45,700)	(2.34)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D

The total estimated stress test loss is deducted from capital and we recalculate the capital ratios. As shown in the tables below, as of September 30, 2025 and December 31, 2024, the post-stress capital ratios well exceed our Board target ratios as well as Agency minimums (with buffer). For Non-Owner Occupied CRE & Multifamily the stress test is bifurcated with a low-end loss estimate and high-end estimate. The Low Estimate produces loss amounts for loans that are flagged for default (per the model) and floors the loss amount at zero. The High Estimate executes similar to the low estimate but floors the Loss-Given-Default rate at 10%, per Basel Committee on Banking Supervision rules. It also has a collective loss held on all loans regardless of if the loan is flagged for default.

September 30, 2025 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	September 30, 2025	Post Stress, Low Estimate	Post Stress, High Estimate
Leverage Ratio	5.00%	9.50%	13.42%	11.71%	11.42%
Total Risk-Based Capital	10.00%	11.50%	16.18%	14.26%	13.93%
Tier 1 Risk-Based Capital	8.00%	9.50%	15.16%	13.23%	12.90%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	15.16%	12.89%	12.56%

December 31, 2024 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	December 31, 2024	Post Stress, Low Estimate	Post Stress, High Estimate
Leverage Ratio	5.00%	9.50%	12.08%	10.61%	10.42%
Total Risk-Based Capital	10.00%	11.50%	15.69%	13.91%	13.68%
Tier 1 Risk-Based Capital	8.00%	9.50%	14.64%	12.86%	12.63%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	14.64%	12.46%	12.22%

The following two tables break down the September 30, 2025 and December 31, 2024 non-owner occupied CRE portfolio balances by showing the current balance in each sub-category and location. The tables also display very favorable weighted average interest rates and weighted average loan-to-values for both periods. The weighted average occupancy percentages are also broadly favorable for both periods.

September 30, 2025
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$202,887	$3,003	$6,424	$—	$212,314	6.55%	64%	68%
Office
Mixed use	594	2,634	2,756	—	5,984	6.64%	44%	71%
Medical	—	19,438	21,821	378	41,637	5.81%	62%	85%
Office	—	1,892	3,036	—	4,928	6.80%	50%	83%
Office to Residential Conversion	—	—	32,136	—	32,136	9.50%	39%	-- (4)
Hospitality	59,664	74,431	84,416	—	218,511	5.86%	62%	-- (3)
Retail/Commercial	59,553	40,441	72,532	24,067	196,593	6.29%	58%	77%
Industrial	36,975	14,700	2,605	4,840	59,120	6.35%	56%	86%
Total Non-Owner Occupied CRE	359,673	156,539	225,726	29,285	771,223	6.38%	60%	59%
Construction and Land Development
Multifamily	80,296	—	13,344	—	93,640	7.21%	60%	N/A
1-4 family	70,237	2,733	69,716	—	142,686	8.03%	64%	N/A
Retail/Commercial	19,940	—	—	—	19,940	7.04%	55%	N/A
Industrial	—	—	3,719	—	3,719	7.33%	66%	N/A
Mixed use	4,587	—	—	—	4,587	7.98%	29%	N/A
Other	244	18,543	18,580	10,379	47,746	8.01%	49%	N/A
Total Construction and Land Development	175,304	21,276	105,359	10,379	312,318	7.74%	60%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$534,977	$177,815	$331,085	$39,664	$1,083,541	6.86%	60%	N/A

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

The following two tables depict a well-diversified portfolio of owner-occupied commercial real estate as of September 30, 2025 and December 31, 2024.  The properties are distributed nicely among the Company's footprint. This loan segment continues to perform very well and is supported by strong loan-to-values (LTVs). The following table sets forth our owner-occupied CRE portfolio by the business industry groups that occupy the properties for the periods indicated.

September 30, 2025
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$22,722	$2,852	$10,824	$5,393	$41,791	5.66%	65%
Administrative and support	—	4,500	2,128	—	6,628	6.25%	59%
Arts and recreation	—	—	36,818	—	36,818	6.22%	58%
Construction services	28,013	9,890	11,021	—	48,924	6.00%	68%
Education services	26,812	896	4,898	—	32,606	6.10%	50%
Health care	4,607	17,110	14,844	4,132	40,693	6.93%	58%
Information	—	—	4,462	—	4,462	4.42%	44%
Manufacturing	—	—	4,736	—	4,736	4.07%	46%
Other Services	7,231	16,497	75,961	919	100,608	6.33%	56%
Professional, scientific, tech services	2,829	—	5,267	—	8,096	6.43%	59%
Real estate and rental leasing	4,225	3,573	4,436	—	12,234	6.71%	62%
Retail trade	3,177	36,657	36,541	240	76,615	6.53%	67%
Wholesale trade	—	152	891	6,928	7,971	6.01%	68%
Total Owner Occupied CRE	$99,616	$92,127	$212,827	$17,612	$422,182	6.25%	60%

(1) Loan-to-value is based on maximum potential outstanding at time of origination

December 31, 2024
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$18,669	$2,921	$10,775	$10,853	$43,218	5.89%	72%
Administrative and support	—	4,500	4,716	—	9,216	5.53%	56%
Arts and recreation	—	—	36,517	—	36,517	5.73%	62%
Construction services	14,947	4,003	15,688	37	34,675	5.39%	76%
Education services	27,856	—	5,660	—	33,516	5.98%	59%
Health care	4,697	17,488	15,275	135	37,595	6.92%	65%
Information	—	—	4,365	—	4,365	4.36%	50%
Manufacturing	—	—	4,701	—	4,701	4.02%	53%
Religious and other	6,027	16,646	66,173	931	89,777	6.18%	69%
Professional, scientific, tech services	2,845	—	5,577	—	8,422	6.31%	73%
Real estate and rental leasing	738	3,701	3,705	—	8,144	6.27%	70%
Retail trade	866	10,564	40,127	2,604	54,161	6.03%	64%
Wholesale trade	—	165	915	7,025	8,105	5.94%	73%
Total Owner Occupied CRE	$76,645	$59,988	$214,194	$21,585	$372,412	5.98%	67%

(1) Loan-to-value is based on maximum potential outstanding at time of origination

Allowance for Credit Losses - Loans

The allowance for credit losses on loans represents an amount that, in our judgment, will be adequate to absorb current and expected losses in the loan portfolio. The provision for credit losses on loans increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of year	$19,450	$16,506
Charge-offs:
Residential Real Estate	(200)	(132)
Commercial Real Estate	—	(740)
Construction and Land Development	(35)	(3,684)
Commercial & Industrial	(622)	(4)
Consumer	—	(9)
Total charge-offs	(857)	(4,569)
Recoveries:
Residential Real Estate	7	—
Commercial Real Estate	740	—
Commercial & Industrial	83	19
Consumer	1	9
Total recoveries	831	28
Net recoveries (charge-offs)	(26)	(4,541)
(Recovery of) provision for credit losses - loans	(593)	7,485
Balance at end of period	$18,831	$19,450
Ratios:
Net charge-offs to average loans outstanding	0.00%	0.25%
Allowance for credit losses on loans to non-performing loans	80.52%	89.84%
Allowance for credit losses on loans to gross loans at end of period	1.04%	1.06%

Non-performing Assets

The following table presents information regarding non-performing assets at the dates indicated:

	September 30,	December 31,
	2025	2024
	(Dollars in thousands)
Non-accrual loans:
Residential Real Estate:
Single Family	$3,004	$1,162
Multifamily	579	—
Construction and Land Development	15,757	4,235
Commercial Real Estate:
Non-Owner Occupied	315	11,160
Commercial & Industrial	3,731	5,093
Total non-accrual loans	23,386	21,650
Loans 90 days past due and still accruing	—	—
Total non-performing loans	23,386	21,650
Other real estate owned	—	—
Total non-performing assets	$23,386	$21,650
Ratios:
Total non-performing loans to gross loans receivable	1.29%	1.18%
Total non-performing loans to total assets	1.10%	0.97%
Total non-performing assets to total assets	1.10%	0.97%

Deposits

Deposits decreased $97.0 million, or 5.1% to $1.81 billion at September 30, 2025 from $1.91 billion at December 31, 2024. Our core deposits decreased $149.7 million, or 10.4%, to $1.29 billion at September 30, 2025 from $1.44 billion at December 31, 2024. Non-interest bearing demand deposits increased $0.4 million, or 0.1%, to $324.7 million at September 30, 2025 from $324.3 million at December 31, 2024. Interest-bearing demand deposits decreased $16.6 million, or 11.9%, to $123.2 million at September 30, 2025 from $139.8 million at December 31, 2024. Time deposits decreased $40.6 million, or  5.0%, to $778.7 million at September 30, 2025 from $819.3 million at December 31, 2024.  Money market demand deposits decreased $101.2 million, or 18.1%, to $458.9 million at September 30, 2025 from $560.1 million at December 31, 2024. Savings and NOW deposits increased $60.9 million or 94.6% from $64.3 million at December 31, 2024 to $125.2 million at September 30, 2025.

The following table presents the Company’s deposits segregated by major category as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(Dollars in thousands)
Deposit type:	Balance	Percent %	Balance	Percent %
Interest-bearing demand deposits	$123,231	6.8%	$139,780	7.3%
Savings and NOW deposits	125,214	6.9%	64,337	3.4%
Money market demand deposits	458,946	25.3%	560,082	29.4%
Time deposits	778,727	43.1%	819,288	42.9%
Interest-bearing deposits	1,486,118	82.1%	1,583,487	83.0%
Non-interest bearing demand deposits	324,717	17.9%	324,307	17.0%
Total deposits	$1,810,835	100.0%	$1,907,794	100.0%

The Company uses wholesale deposits as a funding source in addition to customer deposits. Wholesale deposits provide a diversified and stable source of funding during times of market volatility. As of September 30, 2025, the Company had $520.9 million of total wholesale deposit balances, an increase of $52.7 million compared to December 31, 2024, which totaled $468.1 million.

Given the interest rate environment and strategic initiatives in 2024, the Company replaced maturing lower yielding wholesale CDs with higher market rate CDs that included call options at our discretion if economic conditions changed. The Company exercised these call options in order to lower funding costs as market conditions shifted. The Company also utilized additional wholesale demand deposits to provide liquidity and more effectively balance our interest rate sensitivity. During the nine months ended September 30, 2025 and 2024, total wholesale deposit funding accounted for approximately 35.7% and 32% of our interest expense.

The following table presents the Company's total wholesale deposit composition, concentrations, current rate and remaining duration, if applicable as of September 30, 2025.

	September 30, 2025				December 31, 2024
(Dollars in thousands)
Wholesale Money Market Deposits Accounts (MMDA)	Balance	Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)	Balance	Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)
Wholesale MMDAs	$170,579	32.7%	4.40%	N/A	$100,334	21.4%	4.50%	N/A
Wholesale Time Deposits
Listing Service CDs (1)	18,083	3.5%	4.83%	8	25,231	5.4%	4.79%	13
Wholesale CDs:
Term	332,221	63.8%	4.25%	9	220,357	47.1%	4.56%	7
Term with Call Option	—	—	—	—	122,216	26.1%	5.12%	30
Total Wholesale CDs	332,221				342,573
Total Wholesale Deposits	$520,883	100.0%			$468,138	100.0%

(1) Listing service CDs are excluded from being classified as wholesale deposits, per FDIC call report instructions

Regulatory Defined Wholesale Deposits

Each quarter the Bank files a bank call report with the FDIC, which has a specific way it defines wholesale brokered deposits. As of September 30, 2025, the Company had $502.8 million of wholesale deposits outstanding, as defined by FDIC, an increase of $59.9 million from $442.9 at December 31, 2024. In addition, pursuant to rule 12 CFR 337.6(e), well-capitalized and well-rated institutions are not required to treat reciprocal deposits as wholesale deposits up to the lesser of 20 percent of their total liabilities or $5 billion. Reciprocal core deposits exceeding this threshold must be reported additionally as wholesale deposits for call report purposes only. As of September 30, 2025, the Company additionally reported $114.9 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $617.7 million as of September 30, 2025. As of December 31, 2024, the Company additionally reported $259.9 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $702.8 million as of December 31, 2024. As of September 30, 2025 and December 31, 2024, all of the Company's reciprocal deposits were core deposits from customers who placed their deposits in the reciprocal network for additional FDIC insurance coverage.

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities. The Company uses wholesale deposits in addition to customer deposits, as funding sources. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB secured advances, other secured borrowings, federal funds purchased, and other short-term unsecured borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. Additional liquidity can be obtained through the Federal Reserve Bank discount window. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had no federal funds purchased outstanding and an additional secured borrowing capacity of $527.1 million as of September 30, 2025. Additionally, at September 30, 2025, we had the ability to borrow up to $144.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2025.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold, interest-earning deposits in other banks, and other cash due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2025, cash and cash equivalents totaled $127.3 million. Finally, securities classified as available-for-sale, which provide additional sources of liquidity, totaled $58.3 million at September 30, 2025.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $8.2 million and $9.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. There were no sales of securities in the nine months ended September 30, 2025 or for nine months ended September 30, 2024. Net cash provided by investing activities was $15.9 million and used in investing activities was $79.6 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Net cash used in financing activities was $104.5 million and provided by financing activities was $187.9 million for the nine months ended September 30, 2025 and 2024, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2025, totaled $688.4 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

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

Under the Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2025 and 2024 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2025, the Bank met all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the table:

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025
Total capital (to risk-weighted assets)	$304,376	16.18%	$150,465	≥ 8.0%	$188,081	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$285,062	15.16%	$84,636	≥ 4.5%	$122,253	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$285,062	15.16%	$112,848	≥ 6.0%	$150,465	≥ 8.0%
Tier 1 capital (to average assets)	$285,062	13.42%	$84,994	≥ 4.0%	$106,243	≥ 5.0%
As of December 31, 2024
Total capital (to risk-weighted assets)	$296,584	15.69%	$151,269	≥ 8.0%	$189,086	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$276,847	14.64%	$85,089	≥ 4.5%	$122,906	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$276,847	14.64%	$113,451	≥ 6.0%	$151,269	≥ 8.0%
Tier 1 capital (to average assets)	$276,847	12.08%	$91,708	≥ 4.0%	$114,635	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2025, we had outstanding loan commitments of $233.2 million and $241,500 in outstanding stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net interest margin, fully-taxable equivalent (FTE)
Net interest income (GAAP)	$17,102	$15,343	$52,403	$46,533
FTE adjustment on tax-exempt securities	72	78	213	221
Net interest income (FTE) (non-GAAP)	$17,174	$15,421	$52,616	$46,754

Average interest earning assets	1,993,889	2,004,927	2,015,943	1,959,791
Net interest margin (GAAP)	3.40%	3.04%	3.48%	3.17%
Net interest margin (FTE) (non-GAAP)	3.42%	3.05%	3.49%	3.19%

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Yield on earning assets (FTE)
Total interest income (GAAP)	$32,464	$33,591	$99,713	$99,496
FTE adjustment on tax-exempt securities	72	78	213	221
Total interest income (FTE) (non-GAAP)	$32,536	$33,669	$99,926	$99,717

Average interest earning assets	1,993,889	2,004,927	2,015,943	1,959,791
Yield on earning assets (GAAP)	6.46%	6.65%	6.61%	6.79%
Yield on earning assets (FTE) (non-GAAP)	6.47%	6.66%	6.63%	6.80%

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net interest spread (FTE)
Yield on earning assets (GAAP)	6.46%	6.65%	6.61%	6.79%
Yield on earning assets (FTE) (non-GAAP)	6.47%	6.66%	6.63%	6.80%

Yield on interest-bearing liabilities (GAAP)	3.94%	4.73%	4.03%	4.79%

Net interest spread (GAAP)	2.52%	1.92%	2.58%	2.00%
Net interest spread (FTE) (non-GAAP)	2.53%	1.94%	2.60%	2.01%

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

The table below sets forth, as of September 30, 2025, the calculation of the estimated changes in our net interest income that would result from changes in market interest rates over one year if we take no action from our current plan.

Net Interest Income Stress Simulation
September 30, 2025

Basis Point Change in	Year 1 Change
Interest Rates (1)	From Level
(Dollars in thousands)
+400	0.23%
+300	1.08%
+200	1.11%
+100	0.88%
Level	—
-100	(0.73)%
-200	0.88%
-300	5.87%
-400	9.51%

(1) Interest rate changes are immediate and sustained for the entire 12-month period.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2025. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no significant effect or impact on internal controls over financial reporting as the Company implemented the current expected credit loss accounting standard.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2025, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies. Reference is made to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025. For a discussion of certain risk factors affecting the Company, see our disclosure under “Forward-Looking Statements” in Part I, Item 2 in this Form 10-Q.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the common shares repurchased during the three months ended September 30, 2025.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2025 - July 31, 2025	—	$—	—	$3,093
August 1, 2025 - August 31, 2025	—	$—	—	$3,093
September 1, 2025 - September 31, 2025	—	$—	—	$3,093
Total	—	$—	—	$3,093

(1) On October 16, 2025, the Board of Directors approved a common stock repurchase program, effective as of that date, at purchase price not to exceed in the aggregate $10 million, to replace the Company's existing program.

Item 5 – Other Information

During the fiscal quarter ended September 30, 2025, none of the Company's directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL, filed herewith: (i) the Consolidated Statements of Financial Condition (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included with Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: November 7, 2025	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)