Form 10-K/A
period 2024-12-31
MainStreet Bancshares, Inc.
filed 2026-03-12
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

EXPLANATORY NOTE

MainStreet Bancshares, Inc. ("we" or the "Company") is filing this Amendment No. 3 on Form 10-K/A (the “Amendment”)  to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the United States Securities and Exchange Commission on March 14, 2025 (the “Original Report").  Although referenced in the opinion of the Company’s independent auditors with respect to the financial statements, the full text of the opinion of the Company’s independent auditor with respect to its internal control over financial reporting was inadvertently omitted from the Original Report. Additionally, Item 9A of the Original Report is amended to disclose the opinion of the Company’s independent auditor with respect to its internal control over financial reporting.

Pursuant to Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, we have included the entire text of Part II, Item 8 and Item 9A in this Form 10-K/A. Part IV, Item 15 includes the consent of Yount, Hyde & Barbour, P.C. and updated certifications of the Company’s Chief Executive Officer and Chief Financial Officer.

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

Owings Mills, Maryland

March 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

MainStreet Bancshares, Inc.

Fairfax, Virginia

Opinion on the Internal Control Over Financial Reporting

We have audited MainStreet Bancshares, Inc. and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for the three years ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated March 14, 2025 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying financial statements. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ YOUNT, HYDE & BARBOUR, P.C.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Yount, Hyde & Barbour, P.C. (YHB), the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this 10-K/A. YHB's attestation report on the Company’s internal control over financial reporting is included in this amendment to Form 10-K/A.

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

MAINSTREET BANCSHARES, INC.

Date: March 12, 2026	/s/ Richard A. Vari
Richard A. Vari
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)