Form 10-K
period 2025-12-31
MainStreet Bancshares, Inc.
filed 2026-03-13
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market, was $145,606,299. The number of shares of Registrant’s Common Stock outstanding as of March 6, 2026 was 7,366,049.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K will be found in portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and such information is incorporated herein by this reference.

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

MainStreet Bancshares, Inc.

MainStreet Bancshares Inc. is a bank holding company incorporated under the laws of the Commonwealth of Virginia whose principal activity is the ownership and management of MainStreet Bank and MainStreet Community Capital, LLC. The Company is authorized to issue 15,000,000 shares of common stock, par value $4.00 per share. Additionally, the Company is authorized to issue 2,000,000 shares of preferred stock, par value $1.00 per share. There were 7,496,571, shares of common stock outstanding and 28,750 shares of 7.50% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock outstanding at December 31, 2025. At that date, there were also outstanding 1,150,000 depositary shares, each representing a 1/40th interest in a share of the Company’s Series A Preferred Stock, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share).

The Company is a registered bank holding company which is governed under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Act”), that has elected to be a financial holding company. As such, is subject to inspection, examination, and supervision by the Federal Reserve.

The Company’s executive offices are located at 10089 Fairfax Boulevard, Fairfax, Virginia. Our telephone number is (703) 481-4567, and our internet address is www.mstreetbank.com. The information contained on our website shall not be considered part of this Form 10-K, and the reference to our website does not constitute incorporation by reference of the information contained on the website. The Company acquired the property located in Middleburg, VA during 2025 but the branch officially commenced retail banking operations on February 9, 2026.

MainStreet Bank

MainStreet Bank is a community commercial bank incorporated in and chartered by the Commonwealth of Virginia. The Bank is a member of the Federal Reserve Bank of Richmond, and its deposits are insured by the FDIC. The Bank opened for business on May 26, 2004, and is headquartered in Fairfax, Virginia. We currently operate seven Bank branches; located in Herndon, Fairfax, McLean, Clarendon, Leesburg, and Middleburg, Virginia, and one in Washington D.C.

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

The Bank has one subsidiary, a limited liability company, that it uses to hold real estate acquired through foreclosure.

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

We are focused on growing business relationships and building core deposits, loans and non-interest income. We strive to be the leading community bank in our markets. As of December 31, 2025, MainStreet Bancshares, Inc. had total consolidated assets of $2.21 billion, total net loans of $1.8 billion, total deposits of $1.9 billion and total stockholders’ equity of $218.6 million, and total tangible equity to total tangible assets was 9.88%. For the years ended December 31, 2025 and 2024, our return on average assets was 0.73% and (0.47)%, respectively, and our return on average equity was 7.33% and (4.44)%, respectively.

We believe that our core lending and deposit business segments continue to perform well. For each of the fiscal years ended December 31, 2025 and December 31, 2024, our net charge-offs to average loans were 0.00% and 0.25%, respectively. As of December 31, 2025, we had $31.5 million in non-performing loans and $1.7 million in other real estate owned. As of December 31, 2025, non-performing assets to total assets was 1.50%.

Management believes that the Company is well positioned to build on its core performance to continue to grow profitably. Although we have successfully attracted new associates, providing depth and talent in key positions, additional employees and infrastructure may be needed to manage the increasing customer relationships that would come with sustained growth.

Our Market Area. We consider our primary market area to be the northern Virginia counties of Arlington, Fairfax, Loudoun, and Prince William, and the cities of Fairfax, Alexandria, Falls Church, Leesburg, Middleburg, Manassas and Manassas Park, as well as Washington DC and the greater Washington, DC metropolitan area. Our headquarters is located approximately 15 miles west of Washington, D.C., in Fairfax County, Virginia.

According to the U.S. Census Bureau, the Washington, D.C. Metropolitan Statistical area (MSAs) includes three of the wealthiest counties in the United States, as well as six of the top 20 wealthiest counties. Median household income growth projections range from 8% to over 12% through 2031. Overall, the Washington D.C. MSA ranks seventh out of the largest 25 MSAs ranked by population estimates as of 2024 according to the Census Bureau. We expect our strategies to benefit from the continued growth in population and high income of our market area’s residents.

Area	Total Population as of 2026 (Actual)	Population Change 2020-2026	Projected Population Change 2026-2031	Median Household Income 2026	Median Household Income Projected Change 2026-2031	Unemployment Rate as of December 2025	Unemployment Rate as of December 2024
District of Columbia	714,923	3.68%	3.89%	$117,508	11.48%	6.4%	4.9%
Arlington County	244,002	2.25%	3.48%	150,831	10.98%	3.1%	2.0%
Fairfax County	1,164,358	1.22%	1.16%	154,279	8.61%	3.3%	2.2%
Loudoun County	447,975	6.42%	3.76%	187,829	8.92%	3.2%	2.2%
Prince William County	501,859	4.08%	3.02%	139,410	8.89%	3.3%	2.3%
United States	342,965,686	3.47%	2.58%	86,867	11.30%	4.1%	3.8%

Source: U.S. Bureau of Labor Statistics, S&P Global Market Intelligence, Claritas Demographic Update 2026

The Washington, D.C. MSA is a desirable market for a broad range of companies in a variety of industries, including twenty-nine companies from the 2025 Fortune 500 list, and eleven of the United States’ largest 200 private companies, according to the 2025 Forbes list of largest private companies by revenue. According to the U.S. Bureau of Labor Statistics, the Washington, D.C. MSA has a large and diversified economy. The following table provides an in-depth view of the distribution of employment within the Washington, D.C. MSA.

Washington, D.C. MSA Employment by Sector	Employment Sector by Percent
Mining, Lodging, and Construction	5.3%
Manufacturing	1.7%
Trade, Transportation, and Utilities	12.0%
Information	2.4%
Financial Activities	4.6%
Professional and Business Services	23.6%
Education and Health Services	14.8%
Leisure and Hospitality	9.5%
Other Services	5.6%
Government	20.5%

Source: U.S. Bureau of Labor Statistics, Data as of November 2025 Note: Data is not seasonally adjusted

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

The Company is active in community development activities that include support for affordable housing for low- or moderate-income (LMI) individuals, including multifamily rental housing, promoting economic development by financing small businesses or farms, revitalizing or stabilizing LMI geographies or designated disaster areas, and targeting support for community services to LMI individuals. The Company also makes qualified investments that target these initiatives within our geographic footprint. In addition, many of our employees and directors are involved in community activities as well as volunteer their time and expertise to local causes. The Company created its "Making Change" program in 2023 to allow our employees to get involved in corporate giving. Each employee has an amount of funds each year that they can choose to donate to a local organization, individuals, or families. Employees can pool their funds for a larger donation to their chosen cause.

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

Capital Position. The Bank exceeds the regulatory guidelines to be classified as “well capitalized.” Our capital position remains strong. At December 31, 2025, the Bank had a tier 1 leverage capital ratio of 13.28%, a common equity tier 1 risk-based capital ratio of 15.05%, a tier 1 risk-based capital ratio of 15.05%, and a total risk-based capital ratio of 16.08%. We believe that our capital position enhances our ability to grow organically because it enables the Bank to continue lending and to remain focused on our customers’ needs. For additional information, see Note 16 of Notes to Consolidated Financial Statements.

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

Commercial Real Estate Lending. We finance owner-occupied and investment commercial real estate. Our underwriting policies and processes focus on the client’s ability to repay the loan as well as an assessment of the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate those risks by carefully underwriting loans of this type and by following appropriate loan-to-value standards. Commercial real estate loans represent the largest segment of the Bank’s loan portfolio. At December 31, 2025, approximately 24.0% of our loan portfolio related to owner occupied commercial real estate loans, and approximately 30.4% of our loan portfolio related to investment commercial real estate.

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

We also stress test the construction lending portfolio based upon the percentage of completion method by stressing the as-is and as-completed appraised values. For further details, see stress test methodology in the Management's Discussion and Analysis.

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

Lending Limit. As of December 31, 2025, our legal lending limit for loans to one borrower was approximately $46.3 million. The Bank “in-house” lending limit is 50% of the legal lending limit for all relationships unless the loan is owner occupied, 1-4 family/residential or a government contract line of credit. If owner occupied, 1-4 family or a government contractor, the “in-house” lending limit is 90% of the legal lending limit for "Good" rated credits; 85% for "Standard" rated credits and 75% for "Acceptable" rated credits. Our loan policy prescribes a sub-limit to certain borrowers based upon our determination of each borrower’s credit quality. We routinely participate loan amounts in excess of our policy limits to other financial institutions.

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

The investment portfolio is actively managed and consists of investments classified as available-for-sale (AFS) and held-to-maturity (HTM). Under the available-for-sale classification, investment instruments may be sold as deemed appropriate by management. On a monthly basis, the investment portfolio is marked to market as required by ASC 320. Additionally, the investment portfolio is used to balance the Bank’s asset and liability position. The Bank invests in fixed rate or floating rate instruments as necessary to reduce interest rate risk exposure.

At December 31, 2025, the held-to-maturity portfolio, which is primarily composed of municipal securities, and is carried at amortized cost, totaled $13.8 million. At December 31, 2025, the available-for-sale portfolio, which is composed of  collateralized mortgage-backed securities, subordinated debt of other financial institutions, preferred stock, municipal securities, and U.S. Government agency securities and is carried at fair value, totaled $58.0 million. For additional information, see Note 3 of the Notes to Consolidated Financial Statements.

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

Deposit Activities. Deposits are the major source of funding for the Bank. The Bank offers a broad array of deposit products that include demand, NOW, money market and savings accounts as well as certificates of deposit. The Bank typically pays a competitive rate on the interest-bearing deposits. As a relationship-oriented organization, we seek to obtain deposit relationships with our loan clients.

We offer a full range of consumer and commercial deposit products, including online banking with bill pay, cash management, sweep accounts, wire transfer, check imaging, remote deposit capture and courier services.

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

Risk Management

The Board of Directors is actively involved in oversight of risks that could affect the Company. This oversight is conducted in part through the Audit and Risk Committee of the Board of Directors, but the full Board of Directors has retained responsibility for general oversight of risks. The Chief Risk Officer has reporting lines to the Audit and Risk Committee and are free to contact independent Directors whenever they feel the need to do so.

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

Environmental, Social, and Governance

At MainStreet Bancshares Inc., our overarching focus is to make a positive impact on the communities we serve. The Board and management are aligned regarding the importance of Environmental, Social and Governance (ESG) initiatives, and we believe that an emphasis on sustainability can strengthen risk management and enhance value. As we look to the future, we recognize that ESG initiatives require a commitment to the long term, and making an impact requires a willingness to listen to, learn from, and work with stakeholders across our community.

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

We have long allowed and even encouraged our employees to telecommute. Approximately 8% of our employees work remotely full-time. All but our relatively lean team of branch staff are eligible to telecommute, and most do so at least a few days a month. These arrangements give us a broader and more diverse pool of applicants in recruiting, and also serve to reduce our employees’ carbon footprint.

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

Turning to our staff, as of December 31, 2025, the Company employed 171 full-time employees. None of our employees are represented by a collective bargaining agreement.

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

To maintain the high caliber of our Board, the Company invests regularly in director education. Additionally, our directors establish and adhere to a rigorous Code of Ethics and Business Conduct. We seek highly qualified directors with skills needed for a forward-looking Board. The Company has had a technology expert on the Board since 2011, well before it became a recommended practice for community banks.

At the Board level, the Company has eight independent directors, out of a total of ten. Two of the independent directors self-identify as female, one self-identifies as an African-American male, and one self-identifies as a Hispanic male. Four of the independent directors self-identify as white males.

Diversity is one factor taken into account when considering candidates to serve on the Board of Directors. The Board believes that diversity supports its goal of best serving the Company and our shareholders, customers and employees. The matrix below summarizes the self-identified diversity attributes of our Board members.

Board Size:
Total Number of Directors	10
Gender:	Male	Female		Non-Binary	Gender Undisclosed
Number of directors based on gender identity	8	2		—	—
Number of directors who identify in any of the categories below:
African American or Black	1	—		—	—
Alaskan Native or American Indian	—	—		—	—
Asian	—	—		—	—
Hispanic or Latinx	1	—		—	—
Native Hawaiian or Pacific Islander	—	—		—	—
White	6	2		—	—
Two or More Races or Ethnicities	—	—		—	—
LQBTQ+			—
Undisclosed			—

Title	Ethnically Diverse Female	Ethnically Diverse Male	White Female	White Male
Independent Directors	0.0%	25.0%	25.0%	50.0%
Executives	0.0%	33.3%	0.0%	66.7%
Exec. Vice Pres.	0.0%	10.0%	30.0%	60.0%
Senior Vice Pres.	13.0%	21.7%	21.7%	43.5%
Vice Pres.	25.8%	19.4%	32.3%	22.6%
Asst. Vice Pres.	25.0%	25.0%	33.3%	16.7%
Branch	46.7%	13.3%	26.7%	13.3%
Admin. Support	42.0%	8.0%	26.0%	24.0%
All Employees	28.9%	16.0%	27.6%	27.6%

The Company is focused on equal pay for equal work, and on developing all employees to reach their full potential. The Company realizes that hiring a diverse workforce that is representative of the diversity of the local population also allows us to better serve our marketplace.

Employee Age Diversity
Age Group	20 – 29	30 – 39	40 – 49	50 – 59	60 +
Number of Employees	11	32	47	51	30
Percentage of Total	6%	19%	27%	30%	18%

The age distribution of our employee base is also appropriately diversified.

The age distribution of our employees as denoted by generational categories.

Employees by Generation
Pre Baby Boomers	0.6%
Baby Boomers	17.0%
Generation X	40.9%
Millennials	35.7%
Generation Z	5.8%

The gender distribution of our employee base is diversified.

Employees by Gender
Female	56.1%
Male	43.9%

For the fiscal year ended December 31, 2025, we had forty-two promotions. These promotions were distributed as follows:

2025 Promotions Diversity
	Ethnically Diverse	White
Female	16	9
Male	4	13

The Company celebrates diversity throughout the year and fosters opportunities to learn about different cultures, religious practices, traits and differences. The Company finds that doing so brings out the best in the team as we grow together to exceed customer expectations and create shareholder value.

Supervision, Regulation and Other Factors

General.  The U.S. banking industry is highly regulated under federal and state law. Consequently, our growth and earnings performance will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These regulators include the Federal Reserve, FDIC, the Bureau, CFPB, SEC, Internal Revenue Service, and state taxing authorities. President Trump and his administration have proposed and implemented significant reductions in financial institution regulation over the last year. However, future administrations may have different priorities and may impose additional regulatory burdens on the banking industry. The effect of these statutes, regulations, and policies and any changes to such statutes, regulations, and policies, if adopted in the future, can be material and cannot be predicted.

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

In March 2023, the CFPB issued a final rule implementing Section 1071 of the Dodd-Frank Act. The final rule requires financial institutions to collect and report data to the CFPB on small business loan applicants, including demographic data, lending decisions, and the price and terms of credit. The purpose of the rule is to increase transparency and combat discrimination in small business lending. However, the CFPB issued a Notice of Proposed Rulemaking in November 2025 that would make certain changes to the rule, including reducing the number of data points banks must collect and report as well as extending the compliance deadline to January 1, 2028.

On October 22, 2024, the CFPB issued its final rule implementing Section 1033 of the Dodd-Frank Act with respect to personal financial data rights, more commonly known as the “Open Banking Rule.” The final rule, among other things, requires banks and other financial institutions to make a consumer’s data available upon request to the consumer and their authorized third parties in a secure and reliable manner, and establishes obligations for third parties accessing consumers’ data, including data security and privacy protections. According to the CFPB, the rule is designed to foster competition and innovation in the financial services industry by making it easier for consumers to switch financial providers and for new companies to offer innovative products and services. The rule is in a current state of uncertainty as a federal court has issued a preliminary injunction prohibiting the CFPB from enforcing the rule until the CFPB can complete its reconsideration of the rule.  In August 2025, the CFPB issued an advance notice of proposed rulemaking seeking comments as it evaluates issuing a proposed rule that would replace the current rule.

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

Additionally, the future implementation and enforcement of regulations may be affected by the current Presidential administration. There have been significant changes in the leadership of various bank regulatory agencies. In early February 2025, the CFPB’s Acting Director issued directives to cease virtually all CFPB activities, including supervision, examinations, rulemaking, enforcement actions, and pending investigations.  Since this time, the CFPB has remained largely dormant with limited rulemaking issuances or other activity.  In November 2025, the Acting Director notified a federal court that the CFPB cannot request funds from the Federal Reserve under the Dodd-Frank Act to fund its operations pursuant to a legal opinion issued by the Department of Justice’s Office of Legal Counsel. In December 2025, the federal court rejected this legal interpretation.  In January 2026, the Acting Director notified the federal court that he had requested funding from the Federal Reserve to fund its operations for the first quarter of 2026.  We cannot predict when or how these matters involving the CFPB will be resolved.

While we cannot predict what effect any presently contemplated or future changes in the laws or regulations, their interpretations or enforcement would have on us, these changes could be materially adverse to our financial condition and results of operations.

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

The aggregate liability of the holding company of an undercapitalized bank in such a guarantee is limited to the lesser of 5% of the bank’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be adequately capitalized. The bank regulatory agencies have greater power in situations where a bank becomes significantly or critically undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such a bank can be required to obtain prior Federal Reserve approval of proposed dividends or might be required to divest the bank or other affiliates.

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

As part of the directive under the Economic Growth Act, in September 2019, the Federal Reserve and other federal bank regulatory agencies approved the CBLR framework. This optional framework became effective January 1, 2020, and is available to the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a Tier I leverage ratio of greater than 9%, are considered qualifying community banking organizations eligible to opt into the CBLR framework and replace the applicable Basel III risk-based capital requirements. The federal banking agencies issued a notice of proposed rulemaking in December 2025 that would, among other things, lower the 9% leverage ratio requirement to 8%.

As of December 31, 2025, the Bank qualified for the CBLR framework. Management does not intend to utilize the CBLR framework.

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

To be well-capitalized, a bank must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 8%, a common equity Tier I risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5%, and must not be subject to any written agreement, order, or directive requiring it to maintain a specific capital level for any capital measure. As of December 31, 2025, the Bank was in compliance with all regulatory capital standards and qualified as “well-capitalized” under the prompt corrective action regulations. See Note 16 of Notes to Consolidated Financial Statements.

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

Incentive Compensation Guidance. In 2010, the federal banking agencies issued comprehensive guidance on incentive compensation policies intended to ensure that such policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control, and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: balanced risk-taking incentives, compatibility with effective controls and risk management, and strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s primary federal regulator may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the CCB described above would limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and evolve.

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

Concentrated Commercial Real Estate (“CRE”) Lending Regulations. The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in CRE lending. The guidance provides that a bank may have a concentration in CRE lending if  total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital, or  total non-owner occupied CRE loans, excluding owner occupied properties, represent 300% or more of the bank’s total risk-based capital and the outstanding balance of the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, the bank will be subject to further regulatory scrutiny with respect to its risk management practices for CRE lending. As of December 31, 2025, the Bank’s total reported loans for construction, land development, and other land represented more than 100% of the Bank’s total risk-based capital, and its total CRE loans, excluding owner occupied properties, represented more than 300% of the Bank’s total risk-based capital. As a result, the Bank has a concentration in CRE lending. For information regarding underwriting analysis, risk rating and stress testing of our loan portfolio, including our CRE loans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Community Reinvestment Act. The Community Reinvestment Act of 1977, as amended (“CRA”), and the related regulations are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s CRA performance record when considering applications to establish branches, merger applications, and applications to acquire the assets and assume the liabilities of another bank. The CRA requires federal banking agencies to make public their ratings of banks’ performance under the CRA. In the case of a bank holding company transaction, the CRA performance record of the subsidiary banks of the bank holding companies involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank received a “Satisfactory” rating in its most recent CRA examination in 2025.

On October 24, 2023, the federal banking agencies adopted a final rule to modernize the CRA regulations. Under the final rule, (1) the federal banking agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate in order to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities, (2) the CRA regulations are updated to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models, (3) a new metrics-based approach was adopted to evaluate bank retail lending and community development financing, using benchmarks based on peer and demographic data, and (4) CRA evaluations and data collection are tailored according to bank size and type. Most of the new rule's requirements were originally scheduled to become applicable on January 1, 2026 with the remaining requirements, including the data reporting requirements, becoming applicable on January 1, 2027. However, a federal court issued an injunction in March 2024 that indefinitely extended the compliance date until the injunction is lifted. Further, in July 2025, the federal banking agencies issued a notice of proposed rulemaking to rescind the October 2023 final rulemaking and replace it with the prior CRA regulation.

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

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including construction and residential and commercial mortgage loans. As of December 31, 2025, we had approximately $448.5 million of owner-occupied and $566.4 million of investment commercial real estate loans outstanding, which represented approximately 24.0% and 30.4%, respectively, of our loan portfolio as of December 31, 2025. As of that same date, we had approximately $300.7 million of construction real estate loans and $441.6 million of residential real estate loans, which represented 16.1% and 23.7% respectively.

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

In recent years commercial real estate markets both nationally and locally have been adversely affected by a weakening demand. Weakness in our commercial real estate market could result in increased delinquency rate and losses from these loans. We believe that the resilience of our market and borrowers provides an ability to adjust to and withstand such risks. However, increased losses from this portfolio could have an adverse effect on our business, financial condition and results of operations.

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

A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2025, we had $202.6 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

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

We may be required to increase our provisions for credit losses and to charge off loans in the future; increases in provision and charge offs could materially adversely affect us.

There is no precise method of predicting the timing of credit losses. We can give no assurance that our allowance for credit losses is or will be sufficient to absorb actual credit losses. We maintain an allowance for credit losses on loans, which is a reserve established through a provision for credit losses charged to expense, that represents management’s estimable and observable losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific individually evaluated loans, trends in historical loss experience, delinquency trends, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current and expected future credit risks and future trends, any or all of which may undergo subsequent material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for credit losses. Increases in non-performing loans may have an impact on our allowance for credit losses.

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

Our stress tests may not accurately predict our financial condition.

We perform credit and capital stress testing on an quarterly basis using stress test assumptions we believe are reasonable. Within our stress test, we estimate our credit losses, resources available to absorb those losses, and any necessary additions to capital. The results of these stress tests involve many assumptions about the future economy, credit losses and default rates and may not accurately reflect our financial condition. Any deterioration in the economy could result in significantly higher credit losses and negative impacts on our financial condition and capital than projected by our internal stress tests.

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

Among other sources of funds, we rely heavily on deposits for funds to make loans and provide for our other liquidity needs. However, our loan demand has historically exceeded the rate at which we have been able to build core deposits for which there is substantial competition from a variety of different competitors, so we have relied on interest-sensitive deposits, including wholesale deposits, as sources of funds. In the future, depositors may not renew these deposits when they mature, or we may have to pay a higher rate of interest to attract or retain them or to replace them with other deposits or with funds from other sources. Not being able to attract deposits, or to retain or replace them as they mature, would adversely affect our liquidity. Paying higher deposit rates to attract, retain or replace those deposits could have a negative effect on our interest margin and operating results. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operation.

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

In addition, our operations rely on the secure processing, storage and transmission of confidential, proprietary and other information on our computer systems, networks, and cloud infrastructure. Although we take protective measures to maintain the confidentiality, integrity, and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software, and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential and proprietary client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

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

The adoption and use of artificial intelligence tools by us and our third-party vendors and service providers may increase the risk of errors, omissions, unfair treatment or fraudulent behavior by our employees, clients, or counterparties, or other third parties.

Our adoption and use of artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content (collectively, "AI"), for internal use has increased our efficiency, and we expect to continue to adopt such tools as appropriate, in line with our AI Strategy. In addition, we expect our third-party vendors and service providers to increasingly develop and incorporate AI into their product offerings faster than we are able to do so independently. The adoption and incorporation of such AI tools can lead to concerns around safety and soundness, fair access to financial services, fair treatment of consumers, and compliance with applicable laws and regulations. We have implemented an AI governance function and risk management framework that includes a risk assessment of internal and vendor AI solutions, due diligence, and controls.

In addition, regulation of AI is rapidly evolving as legislatures and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, consumer protection, competition, equal opportunity, and fair lending laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, existing laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all the legal, operational or technological risks that may arise relating to the use of AI. Our use of AI may require additional resources, including the incurrence of additional costs, to develop and maintain our products and services to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing.

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

Health emergencies or pandemics may re-emerge.

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

We cannot be certain as to our ability to manage increased levels of assets and liabilities without increased expenses and higher levels of non-performing assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely affect earnings, shareholder returns, and our efficiency ratio. Increases in operating expenses or non-performing assets may decrease our earnings and the value of the Company’s capital stock.

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

Our success depends, to a certain extent, upon general business economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, tariffs, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore our growth and earnings. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, a potential resurgence of economic and political tensions with or between other countries may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers, businesses and overall economic uncertainty may result in changes in spending, borrowing, and saving habits. These economic conditions and other negative developments in the domestic or international credit markets and economies may significantly affect the markets in which we do business. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation began to rise sharply at the beginning of 2022 and remained at an elevated level for a period of time. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

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

We are subject to extensive regulation, supervision and examination by the Federal Reserve, our primary federal regulator, the Virginia Bureau of Financial Institutions, our chartering authority and the FDIC, as insurer of our deposits. Such regulation and supervision govern the activities in which we may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our capital stock. Various consumer and compliance laws also affect our operations.

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

The Company’s information security program is primarily administered at the management level by the Information Security Department, which is led by the Company’s Chief Information Officer (CIO), and is supported by the Chief Information Security Officer (CISO), and the Information Technology Department, which is led by the Company’s Chief Technology Officer (CTO). The Company’s Information Security Department is responsible for day-to-day management of the Company’s information security program, including data loss prevention, access control, threat monitoring, incident response and employee education and training. The Information Security Department also maintains policies related to cybersecurity and data security that provide the required governance for the information security program. Additionally, the Company’s Information Technology Department maintains policies that govern technical aspects of the Company’s information security program. Each policy is reviewed and approved by the Board at least annually. The Information Security team maintains and runs the Company’s security operations center and is responsible for cybersecurity event management and maintaining security tooling. The Company also maintains an Information Technology Management Committee, which is comprised of representatives from the Information Security, Information Technology, Enterprise Risk, Operations, and members of executive management. This committee meets at least quarterly to discuss and review the Company’s information security program and receives qualitative and quantitative update reports from the Information Security Department, Internal Audit Department, and Information Technology Department.

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

Item 2. Properties

As of December 31, 2025, the net book value of our office properties was $11.7 million, and the net book value of our furniture, fixtures and equipment was $1.5 million. The following table sets forth information regarding our offices.

			Net Book Value
	Leased or	Year Acquired	of Real
Location	Owned	or Leased	Property
			(In thousands)
Headquarters:
10089 Fairfax Blvd.
Fairfax, VA 22030	Owned	2010	$6,839

Other Properties:
Herndon Branch
727 Elden Street	Leased	2004	—
Herndon, VA 20170

Operations Center
22980 Shaw Road	Leased	2021	—
Sterling, VA, 20166

Middleburg Branch
10 N. Pendleton Street	Owned	2025	1,067
Middleburg, VA 20117

McLean Branch
1354 Old Chain Bridge Road	Owned	2014	1,206
McLean, VA 22101

Clarendon Branch
1000 N. Highland Street	Owned	2009	427
Arlington, VA 22201

Leesburg Branch
307 E. Market Street	Owned	2017	2,134
Leesburg, VA 20176

Washington D.C. Branch
1130 Connecticut Avenue, N.W.	Leased	2019	—
Washington , D.C. 20036

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion. See Note 7 of Notes to the December 31, 2025, Consolidated Financial Statements, for additional disclosures related to the Company’s properties.

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

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “MNSB.” At December 31, 2025, the Company had approximately 222 shareholders of record. This total does not reflect shares held in nominee or “street name” accounts through various firms.

Dividends

Holders of our common stock are only entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for dividends. As the Company is a financial holding company and does not engage directly in business activities of a material nature, its ability to pay dividends on its common stock will depend, in large part, upon the receipt of dividends from the Bank. Any future determination relating to our dividend policy will be made by the Board of Directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax and regulatory restrictions, and limitations on the payment of dividends by the Company to its shareholders or by the Bank, and such other factors as the Board of Directors may deem relevant. During the fiscal year ended December 31, 2025, the Company declared and paid four cash dividends.

Holders of the common stock are subject to priority dividend rights of any holders of preferred stock then outstanding. There were 28,750 shares of preferred stock outstanding at December 31, 2025.

A discussion of applicable regulatory restrictions on dividends by the Company and the Bank is provided in Item 1 (“Business”) under “Regulatory Restrictions on Dividends; Source of Strength.”

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance under equity compensation plans, the weighted average price of such securities and the number of securities remaining available for future issuance, as of December 31, 2025.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining and available for future issuance (2)
Plans approved by shareholders	244,964	$—	443,747
Plans not approved by shareholders	—	—	—
Total	244,964	$—	443,747

(1)	Restricted stock shares were not included when calculating the weighted-average exercise price.
(2)	Remaining shares available for issuance include 443,747 shares under the 2019 Equity Incentive Plan (“2019 Plan”). Shares remaining to be issued subsequent to December 31, 2025 under the 2019 Plan can be issued either as a restricted stock grant or upon grant and exercise of stock options.

Unregistered Sales and Issuer Repurchases of Common Stock

Unregistered Sales of Common Stock

Set forth below is information concerning sales of common stock by the Company during the past 3 years that were not registered under the Securities Act.

In 2019, the Board of Directors of the Bank and the Bank’s shareholders approved the MainStreet Bank 2019 Equity Incentive Plan (the “2019 Plan”), to provide officers, other selected employees and directors with additional incentives to promote growth and performance. The terms and conditions of the 2019 Plan were subsequently converted into and deemed to be the terms and conditions of a substantially identical Company incentive compensation plan. As of December 31, 2025, a total of 742,421 shares of restricted common stock have been awarded under the 2019 Plan and 36,168 shares have been forfeited, for a net of 706,253 shares of restricted common stock issued and outstanding under the 2019 Plan. As of December 31, 2024, a total of 605,553 shares of restricted common stock had been awarded under the 2019 Plan and 26,015 shares had been forfeited, for a net of 579,538 shares of restricted common stock issued and outstanding under the 2019 Plan. During 2025, 119,468 shares of restricted common stock vested from shares issued under both the 2019 Plan and the Bank's 2016 Equity Incentive Plan ("2016 Plan"). See Note 18 of Notes to Consolidated Financial Statements. In August 2019, the Company registered with the SEC, on Form S-8, the shares of common stock that would then be issuable under the 2019 Plan. As a result of the stockholders’ approval of the 2019 Plan, no additional awards were made under the 2016 Plan. All awards that were then outstanding under the 2016 Plan remained outstanding in accordance with their terms. At the Annual Meeting of shareholders held on May 15, 2024, the Company's common shareholders approved a proposal to increase the number of shares of common stock authorized from the 2019 Plan from 650,000 to 1,150,000 shares.

Repurchases of Common Stock

On October 16, 2025, the Company announced that the Board of Directors had authorized a plan to repurchase up to $10.0 million of the Company’s outstanding common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The new stock repurchase program replaces the Company’s previous program. During the year ended December 31, 2025, the Company repurchased 209,000 shares under this plan. Additionally, 24,909 shares were repurchased during the year ended December 31, 2025 under the previous common stock repurchase plan.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	—	$—	—	$10,000
November 1, 2025 - November 30, 2025	209,000	$18.49	209,000	$6,136
December 1, 2025 - December 31, 2025	—	$—	—	$6,136
Total	209,000		209,000	$6,136

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the years ended December 31, 2025 and 2024. The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements.

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

The Company’s critical accounting policy relates to the allowance for credit losses. This critical accounting policy requires the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.

Allowance for Credit Losses: On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The determination of the appropriate level of the ACL on loans inherently involves a high degree of subjectivity and requires the Company to make significant judgments concerning credit risks and trends using quantitative and qualitative information, as well as reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and significant changes. Changes in conditions, including unforeseen events, changes in asset-specific risk characteristics, and other economic factors, both within and outside the Company’s control, may indicate the need for an increase or decrease in the ACL on loans. While management makes every effort to utilize the best information available in making its assessment of the ACL estimate, the estimation process is inherently challenging as potential changes in any one factor or input may occur at different rates and/or impact pools of loans in different ways. Further, changes in factors and inputs may also be directionally inconsistent, such that improvement in one factor may offset deterioration in others. See Note 1. Organization, Basis of Presentation, and Impact of Recently Issued Accounting Pronouncements for a more detailed description of methodology and impact of adoption.

Selected Financial Data

The following table sets forth summarized historical consolidated financial information for each of the periods indicated. This information should be read together with the accompanying consolidated financial statements included in this Form 10-K. The historical information indicated as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024, and 2023, has been derived from the Company's audited consolidated financial statements for the years ended December 31, 2025, 2024, and 2023. Historical results set forth below and elsewhere in this Form 10-K are not necessarily indicative of future performance.

	At December 31,
	2025	2024
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,212,669	$2,228,098
Total cash and cash equivalents	162,756	207,708
Total investment securities	71,752	71,825
Loans receivable, net	1,841,833	1,810,556
Bank owned life insurance	40,752	39,507
Premises and equipment, net, including property held for sale at fair value	16,336	13,287
Total deposits	1,899,184	1,907,794
Subordinated debt, net	69,936	73,039
Total stockholders’ equity	218,591	207,991

	For the year ended December 31,
	2025	2024	2023
	(In thousands)
Selected Operating Data:
Interest income	$131,588	$134,615	$124,421
Interest expense	62,043	72,041	47,679

Net interest income	69,545	62,574	76,742
Provision for credit losses	(70)	6,763	1,642

Net interest income after provision for credit losses	69,615	55,811	75,100
Total non-interest income	4,027	3,252	3,340
Total non-interest expenses	54,551	72,967	45,616

Income (loss) before income taxes	19,091	(13,904)	32,824
Income tax expense (benefit)	3,478	(3,924)	6,239

Net income (loss)	15,613	(9,980)	26,585
Less: Preferred stock dividends	2,156	2,156	2,156
Net income (loss) available to common shareholders	$13,457	$(12,136)	$24,429

Basic and diluted earnings (loss) per common share	$1.76	$(1.60)	$3.25

	At or For the Years Ended December 31,
	2025	2024	2023
Performance Ratios:
Return on average assets	0.73%	(0.47)%	1.36%
Return on average equity	7.33%	(4.44)%	12.66%
Interest rate spread (1)(3)	2.58%	2.01%	3.05%
Net interest margin (1)(3)	3.46%	3.13%	4.15%
Efficiency ratio (2)(3)	74.15%	110.85%	56.96%
Non-interest expense to average assets	2.55%	3.42%	2.33%
Average interest-earning assets to average interest-bearing liabilities	128.69%	131.19%	142.48%
Per share Data and Shares Outstanding:
Earnings (loss) per common share (basic and diluted)	$1.76	$(1.60)	$3.25
Book value per common share	$25.52	$23.77	$25.81
Dividends per common share	$0.40	$0.40	$0.40
Tangible book value per common share (1)	$25.52	$23.77	$23.86
Market value per common share	$20.36	$18.10	$24.81
Weighted average common shares (basic and diluted)	7,652,504	7,606,391	7,522,913
Common shares outstanding at end of period	7,496,571	7,603,765	7,527,415
Capital Ratios (Bank):
Common equity tier 1 (CET1) capital to risk-weighted assets	15.05%	14.64%	16.22%
Total risk-based capital to risk-weighted assets	16.08%	15.69%	17.18%
Tier 1 capital to risk-weighted assets	15.05%	14.64%	16.22%
Tier 1 capital to average assets	13.28%	12.08%	14.66%
Asset Quality Ratios:
Allowance for credit losses on loans as a percentage of total loans	1.04%	1.06%	0.96%
Allowance for credit losses on loans as a percentage of non-performing loans	61.33%	89.84%	16.44X
Net charge-offs to average outstanding loans during the period	0.00%	0.25%	0.03%
Non-performing loans as a percentage of total loans	1.69%	1.18%	0.06%
Non-performing assets as a percentage of total assets	1.50%	0.97%	0.05%
Other Data:
Common equity / total assets	8.65%	8.11%	9.54%
Tangible equity / tangible assets (1)	9.88%	9.33%	10.24%
Average tangible equity to average tangible assets	9.95%	9.80%	10.31%
Number of offices	6	6	6
Number of full-time equivalent employees	171	204	186

(1)	Non-GAAP; refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section “Non-GAAP Measures” of this Form 10-K.
(2)	Efficiency ratio is calculated as non-interest expense as a percentage of net interest income and non-interest income.
(3)	Calculated on a fully tax equivalent (FTE) basis.

Analysis of Results of Operations for the Years Ended December 31, 2025, 2024, and 2023

Net Income

The following table sets forth the principal components of net income (loss) for the periods indicated.

	For the Year Ended December 31,
	2025	2024	% Change	2024	2023	% Change
	(In thousands)			(In thousands)
Interest income	$131,588	$134,615	(2.25)%	$134,615	$124,421	8.19%
Interest expense	62,043	72,041	(13.88)%	72,041	47,679	51.10%
Net interest income	69,545	62,574	11.14%	62,574	76,742	(18.46)%
Provision for credit losses	(70)	6,763	(101.04)%	6,763	1,642	311.88%
Net interest income after provision for credit losses	69,615	55,811	24.73%	55,811	75,100	(25.68)%
Non-interest income	4,027	3,252	23.83%	3,252	3,340	(2.63)%
Non-interest expense	54,551	72,967	(25.24)%	72,967	45,616	59.96%
Net income (loss) before income taxes	19,091	(13,904)	237.31%	(13,904)	32,824	(142.36)%
Income tax expense (benefit)	3,478	(3,924)	188.63%	(3,924)	6,239	(162.89)%
Net income (loss)	15,613	(9,980)	256.44%	(9,980)	26,585	(137.54)%
Less: Preferred stock dividends	2,156	2,156	0.00%	2,156	2,156	0.00%
Net income (loss) available to common shareholders	$13,457	$(12,136)	210.88%	$(12,136)	$24,429	(149.68)%

Net income for the year ended December 31, 2025, was $15.6 million, an increase of $25.6 million, compared to a net loss of $10.0 million for the year ended December 31, 2024. The increase in net income was due to a decrease in interest expense of $10.0 million and a decrease of non-interest expenses of $18.4 million compared to the same period in the prior year.

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

Net interest income before provision for credit losses totaled $69.5 million for the year ended December 31, 2025, compared to $62.6 million for the year ended December 31, 2024. The increase in net interest income was driven by a decrease in deposit interest expense discussed below, for the year ended December 31, 2025.

The net interest margin was 3.46% for the year ended December 31, 2025, compared to 3.13% for the year ended December 31, 2024, on a fully tax equivalent basis. The increase in net interest margin primarily resulted from a decrease of interest expense on our interest-bearing liabilities. The primary drivers of decreased interest expense came from cost management on demand, money market, and time deposits during 2025. Additionally, the federal funds target rate decreasing by 75 basis points in 2025 impacted our maturing wholesale deposits that repriced in a lower interest rate environment.

The yield for the year ended December 31, 2025 for the loan portfolio was 6.82% compared to 7.02% for the year ended December 31, 2024. The decreasing yield primarily reflects the repricing of variable rate loans at lower rates in 2025 compared to higher rates in prior years. The Federal Reserve's targeted benchmark interest rate range was 525 - 550 basis points through September 2024. The range was lowered to 425 - 450 by December 2024 and lowered again starting in September 2025 to a range of 350 - 375 by December 2025.

For the year ended December 31, 2025, the yield on the taxable investment securities portfolio was 3.26% compared to 3.08% for the year ended December 31, 2024. For the year ended December 31, 2025, the yield on the tax-exempt investment securities portfolio was 3.85% compared to 3.80% for the year ended December 31, 2024. The increase in yield on the tax-exempt investment securities was primarily due to lower yields on investment securities maturing during the period.

The rate paid on interest-bearing deposits decreased to 3.92% during the year ended December 31, 2025, from 4.70% during the year ended December 31, 2024. This decrease was a result of lower rates paid on all outstanding deposits in conjunction with the decreasing rate environment throughout the year.

The rate paid on FHLB borrowings and federal funds purchased for the year ended December 31, 2025 was 0.00% and 4.71%, respectively, compared to the prior year of 5.61% for FHLB borrowings and 5.78% for federal funds purchased. This decrease was a result of lower rates paid on all outstanding borrowings in conjunction with the decreasing rate environment throughout the year.

Discussion of net interest income and net interest margin for the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Net Interest Income and Net Interest Margin” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 20, 2024, and is incorporated herein by reference.

The following table sets forth the major components of net interest income and the related yields and rates for the year ended December 31, 2025, compared to the years ended December 31, 2024 and December 31, 2023.

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

	For the Year Ended December 31,
	2025			2024			2023
	Average Balance	Interest Income/ Expense (5)	Yield/ Cost (5)	Average Balance	Interest Income/ Expense (5)	Yield/ Cost (5)	Average Balance	Interest Income/ Expense (5)	Yield/ Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,820,481	$124,211	6.82%	$1,782,061	$125,177	7.02%	$1,659,179	$116,482	7.02%
Investment securities
Taxable	52,401	1,707	3.26%	54,935	1,693	3.08%	57,386	1,836	3.20%
Tax-exempt	35,382	1,362	3.85%	36,379	1,384	3.80%	37,810	1,348	3.57%
Interest-bearing deposits at other financial institutions	1,216	54	4.44%	815	41	5.03%	1,207	61	5.05%
Federal funds sold	111,144	4,540	4.08%	136,258	6,611	4.85%	101,682	4,977	4.89%
Total interest-earning assets	$2,020,624	$131,874	6.53%	$2,010,448	$134,906	6.71%	$1,857,264	$124,704	6.71%
Non-interest-earning assets	120,810			126,138			97,923
Total assets	$2,141,434			$2,136,586			$1,955,187
Interest-bearing liabilities:
Interest-bearing demand deposits	$117,493	$4,187	3.56%	$181,109	$8,661	4.78%	$83,087	$1,786	2.15%
Money market deposits	486,945	18,852	3.87%	464,400	21,386	4.61%	365,815	13,631	3.73%
Savings and NOW deposits	107,151	1,469	1.37%	54,385	754	1.39%	49,565	546	1.10%
Time deposits	785,378	34,239	4.36%	748,938	37,364	4.99%	702,034	26,905	3.83%
Total interest-bearing deposits	$1,496,967	$58,747	3.92%	$1,448,832	$68,165	4.70%	$1,200,501	$42,868	3.57%
Federal funds purchased	1,973	93	4.71%	9,941	575	5.78%	5,583	299	5.36%
Federal Home Loan Bank advances	—	—	—	820	46	5.61%	24,959	1,224	4.90%
Subordinated debt	71,223	3,203	4.50%	72,852	3,255	4.47%	72,455	3,288	4.54%
Total interest-bearing liabilities	$1,570,163	$62,043	3.95%	$1,532,445	$72,041	4.70%	$1,303,498	$47,679	3.66%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	358,157			379,510			441,768
Total liabilities	$1,928,320			$1,911,955			$1,745,266
Stockholders’ Equity	213,114			224,631			209,921
Total liabilities and Stockholders’ equity	$2,141,434			$2,136,586			$1,955,187
Net interest income		$69,831			$62,865			$77,025
Interest rate spread (2)			2.58%			2.01%			3.05%
Net interest-earning assets (3)	$450,461			$478,003			$553,766
Net interest margin (4)			3.46%			3.13%			4.15%
Average interest-earning assets to average interest-bearing liabilities	128.69%			131.19%			142.48%

(1)	Includes loans classified as non-accrual.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less total average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
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

	For the Twelve Months Ended			For the Twelve Months Ended
	December 31, 2025 and 2024			December 31, 2024 and 2023
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$2,654	$(3,620)	$(966)	$8,695	$—	$8,695
Investment securities	(121)	113	(8)	(98)	(9)	(107)
Interest-bearing deposits at other financial institutions	18	(5)	$13	(20)	—	(20)
Federal funds	(1,112)	(959)	(2,071)	1,675	(41)	1,634
Total interest-bearing assets	$1,439	$(4,471)	$(3,032)	$10,252	$(50)	$10,202
Interest-bearing liabilities:
Interest-bearing demand deposits	$(2,591)	$(1,883)	$(4,474)	$3,375	$3,500	$6,875
Money market deposit accounts	1,007	(3,541)	(2,534)	4,135	3,620	7,755
Savings and NOW deposits	726	(11)	715	56	152	208
Time deposits	1,755	(4,880)	(3,125)	1,873	8,586	10,459
Total deposits	$897	$(10,315)	$(9,418)	$9,439	$15,858	$25,297
Federal funds purchased	(392)	(90)	(482)	251	25	276
Federal Home Loan Bank advances	(46)	—	(46)	(1,333)	155	(1,178)
Subordinated debt	(74)	22	(52)	18	(51)	(33)
Total interest-bearing liabilities	385	(10,383)	(9,998)	8,375	15,987	24,362
Change in net interest income	$1,054	$5,912	$6,966	$1,877	$(16,037)	$(14,160)

Provision for Credit Losses

We establish a provision for credit losses, which is charged to operations, in order to maintain the allowance for credit losses at a level we consider necessary to absorb expected credit losses that are reasonably estimated at the balance sheet date. In determining the level of the allowance for credit and off-balance sheet losses, we consider past and current loss experience, evaluations of real estate collateral, current and future economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans. The amount of the allowance is based on estimates, and actual losses may vary from such estimates as more information becomes available or economic conditions change.

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

The provision for credit losses on loans decreased to a recovery of credit loss of $0.1 million for the year ended December 31, 2025, compared to the prior year which ended at a credit loss provision of $7.5 million. The provision for credit losses on off-balance sheet exposure was a net provision of $48,000 compared to the prior year which ended with a net recovery of $0.7 million. The decrease in provision for credit losses on loans was primarily driven by less charge offs taken in 2025 compared to 2024. The recovery of credit losses for off-balance sheet exposure was driven by fluctuations in our revolving credit line utilization rates as of December 31, 2025. Loan originations decreased $21.6 million, which totaled $374.0 million for the year ended December 31, 2024 compared to loan originations of $352.5 million for the year ended December 31, 2025. Non-performing loans were $21.7 million at December 31, 2024 and $31.5 million at December 31, 2025.

During the year ended December 31, 2025, classified loans increased $26.8 million for a balance of $84.2 million. During the year ended December 31, 2025, criticized loans increased $25.2 million to $110.5 million. During the year ended December 31, 2025, watch list loans increased $46.1 million to $168.7 million. Management does not believe any significant loss exposure currently exists in these loans. All classified loans are considered individually evaluated and have strong collateral positions, with satisfactory loan-to-value (LTVs) ratios. Criticized loans continue to perform, are well collateralized, and show improving trends. During the year ended December 31, 2025, there was $0.9 million in charge-offs recorded and recoveries of $0.8 million were received. During the year ended December 31, 2024, there was $4.6 million in charge-offs recorded and recoveries received of $28,000.

Discussion of provision for credit losses for the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading "Provision for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 20, 2024, and is incorporated herein by reference.

Non-Interest Income

Our primary sources of non-interest income are service charges on deposit accounts, such as interchange fees and statement fees, and income earned on bank owned life insurance. The following table presents, for the periods indicated, the major categories of non-interest income:

	For the Year Ended December 31,
	2025	2024	% Change
	(In thousands)
Non-interest income
Deposit account service charges	$2,184	$1,996	9.42%
Bank owned life insurance income	1,245	1,189	4.71%
Gain on retirement of subordinated debt	273	—	100.00%
Net loss on securities called or matured	—	(48)	(100.00)%
Gain on equity securities	103	—	100.00%
Other fee income	222	115	93.04%
Total non-interest income	$4,027	$3,252	23.83%

Non-interest income increased $0.8 million, or 23.8%, to $4.0 million for the year ended December 31, 2025 from $3.3 million for the year ended December 31, 2024. The increase in non-interest income was primarily due to a $0.3 million gain on retirement of subordinated debt and an increase in deposit account service charges and other fee income of $0.2 million for the year ended December 31, 2025. Bank owned life insurance income increased $0.1 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, due to the elevated rate environment throughout 2025.

Discussion of non-interest income for the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Non-Interest Income” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 20, 2024, and is incorporated herein by reference.

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

	For the Year Ended December 31,
	2025	2024	% Change
	(In thousands)
Non-interest expense
Salaries and employee benefits	$31,587	$30,475	3.65%
Furniture and equipment expenses	3,840	3,636	5.61%
Advertising and marketing	2,051	2,199	(6.73)%
Occupancy expenses	1,407	1,614	(12.83)%
Outside services	3,776	3,627	4.11%
Franchise tax	2,098	2,226	(5.75)%
FDIC insurance	2,135	1,342	59.09%
Data processing	1,471	1,354	8.64%
Administrative expenses	996	929	7.21%
Computer software intangible impairment	—	19,721	(100.00)%
Other operating expenses	5,190	5,844	(11.19)%
Total non-interest expense	$54,551	$72,967	(25.24)%

Non-interest expense decreased $18.4 million or 25.2% to $54.6 million for the year ended December 31, 2025 from $73.0 million for the year ended December 31, 2024 primarily as a result of the impairment of the computer software intangible of $19.7 million recognized during the year ended December 31, 2024. Salaries and employee benefits expense increased by $1.1 million to $31.6 million for the year ended December 31, 2025 from $30.5 million for the year ended December 31, 2024. FDIC insurance expense increased $0.8 million to $2.1 million for the year ended December 31, 2025, from $1.3 million for the year ended December 31, 2024 due to significant deposit growth earlier in the year, as those deposits were temporary, we expect this expense to return to previous levels. Other operating expenses decreased $0.7 million from $5.8 million for the year ended December 31, 2024 to $5.2 million for the year ended December 31, 2025 due to expense management. Furniture and equipment expenses increased $0.2 million to $3.8 million for the year ended December 31, 2025 from $3.6 million for the year ended December 31, 2024.  Many of the non-interest expense categories remain consistent for the year ended December 31, 2025 compared to the year ended December 31, 2024 as management continues to exercise judicious expense controls.

Discussion of non-interest expense for the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Non-Interest Expense” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 20, 2024, and is incorporated herein by reference.

Income Tax Expense

Income tax expense increased $7.4 million or 188.6%, to a tax expense of $3.5 million for the year ended December 31, 2025 from a tax benefit of $3.9 million for the year ended December 31, 2024. The increase in income tax expense for the year ended December 31, 2025 compared to the same period a year earlier was driven by the return to net income for the year ended December 31, 2025  from a net loss recorded for the year ended December 31, 2024.  For the year ended December 31, 2025, the Bank had an effective tax rate of 18.2%, compared to effective benefit rate of 28.2% for the year ended December 31, 2024.

Discussion of income tax expense for the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Income Tax Expense” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 20, 2024, and is incorporated herein by reference.

Comparison of Statements of Financial Condition at December 31, 2025 and at December 31, 2024

Total Assets

Total assets decreased $15.4 million, or 0.7%, to $2.21 billion at December 31, 2025 from $2.23 billion at December 31, 2024. The decrease was primarily the result of decreases of $45.0 million in cash and cash equivalents offset by an increase of $31.3 million in net loans receivable.

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

The total investment securities portfolio, including both investment securities available-for-sale and investment securities held-to-maturity, was $71.8 million at December 31, 2025, a decrease of $0.1 million compared with December 31, 2024. At December 31, 2025, the investment securities portfolio includes $58.0 million of investment securities available-for-sale and $13.8 million of investment securities held-to-maturity compared to $55.7 million of investment securities available-for-sale and $16.1 million of investment securities held-to-maturity at December 31, 2024.

The Company did not sell any securities within the investment portfolio during the year ended December 31, 2025 or 2024.

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2025, are summarized in the following table. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust. The Company does invest in both taxable and non-taxable municipal securities. No material changes occurred in the non-taxable security portfolio for the year ended December 31, 2025.

			More than One Year		More than Five Years		More than
	One Year or Less		through Five Years		through Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Value	Yield (1)
	(Dollars in thousands)
Securities available-for-sale:
Collateralized Mortgage Securities	$—	—	$—	—	$511	2.71%	$18,516	1.56%	$19,027	$16,053	1.59%
Subordinated Debt	—	—	750	7.75%	11,122	4.34%	—	—	11,872	11,206	4.07%
Preferred Stock	—	—	—	—	—	—	468	8.11%	468	468	8.11%
Municipal Securities
Taxable	—	—	720	1.50%	1,727	2.03%	7,150	2.47%	9,597	7,689	2.32%
Tax-exempt	—	—	—	—	4,230	4.17%	18,153	3.53%	22,383	20,451	3.65%
U.S. Government Agencies	—	—	—	—	55	6.07%	2,043	6.09%	2,098	2,087	6.09%

Total	$—	—	$1,470	—	$17,645	4.03%	$46,330	2.74%	$65,445	$57,954	3.04%

Securities held-to-maturity:
Municipal Securities
Tax-exempt	$399	4.13%	$3,140	4.14%	$3,606	4.63%	$6,653	4.70%	$13,798	$13,754	4.54%

Total	$399	4.13%	$3,140	4.14%	$3,606	4.63%	$6,653	4.70%	$13,798	$13,754	4.54%

(1)

Weighted average yields are a non-GAAP measure and are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 21%. Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost.

Loan Portfolio

Our primary source of income is derived from interest earned on loans. Our loan portfolio consists of loans secured by real estate as well as commercial business loans and consumer loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner occupied and investment commercial real estate loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our lending activities are principally directed to our market area consisting of the Washington, D.C. and Northern Virginia metropolitan areas.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2025. Demand loans, having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	As of December 31, 2025
	Single-Family	Multi-Family	Farmland	Owner Occupied	Non-Owner Occupied
	(In thousands)
Amounts due in:
One year or less	$27,481	$30,768	$—	$31,485	$118,995
After one year through two years	25,361	63,478	—	12,125	69,476
After two years through three years	23,952	45,977	—	60,200	96,305
After three years through five years	58,761	44,534	—	78,448	103,685
After five years through ten years	69,126	39,416	116	249,497	164,600
After ten years through fifteen years	666	1,247	63	12,557	13,332
After fifteen years	10,632	—	—	4,227	—
Total	$215,979	$225,420	$179	$448,539	$566,393

	Construction & Land Development	Commercial & Industrial	Consumer	Total Loan Portfolio Maturities
Amounts due in:	(In thousands)
One year or less	$143,886	$39,653	$582	$392,850
After one year through two years	30,087	17,467	202	218,196
After two years through three years	31,282	3,690	99	261,505
After three years through five years	11,013	27,465	232	324,138
After five years through ten years	71,025	8,539	33	602,352
After ten years through fifteen years	13,373	8,128	—	49,366
After fifteen years	—	2,049	—	16,908
Total	$300,666	$106,991	$1,148	$1,865,315

The following table sets forth our fixed and adjustable-rate loans at December 31, 2025, that are contractually due after December 31, 2025.

	Due After December 31, 2025
	Fixed	Adjustable
	Rates	Rates	Total
	(In thousands)
Residential Real Estate:
Single Family	$102,911	$113,068	$215,979
Multifamily	158,177	67,243	225,420
Farmland	179	—	179
Commercial Real Estate:
Owner Occupied	219,088	229,451	448,539
Non-Owner Occupied	299,352	267,041	566,393
Construction & Land Development	72,225	228,441	300,666
Commercial – Non-Real Estate:
Commercial & Industrial	48,041	58,950	106,991
Consumer – Non-Real Estate:
Unsecured	210	—	210
Secured	845	93	938
Totals	$901,028	$964,287	$1,865,315

The following table shows our loan originations, participations, purchases, sales and repayment activities for the periods indicated.

	Years Ended December 31,
	2025	2024
	(In thousands)
Total loans at beginning of year:	$1,834,998	$1,727,091
Loans originated:
Real Estate Loans:
Residential Real Estate:
Single Family	41,354	28,067
Multifamily	44,030	15,032
Farmland	—	106
Commercial Real Estate:
Owner Occupied	101,879	39,131
Non-Owner Occupied	22,023	104,372
Construction & Land Development	95,023	158,831
Commercial – Non-Real Estate:
Commercial & Industrial	47,542	27,957
Consumer – Non-Real Estate:
Unsecured	210	343
Secured	410	209
Total loans originated:	352,471	374,048

Loan principal repayments:
Principal repayments	320,457	266,141

Loans transferred to other real estate owned:
Transfers to other real estate owned	1,697	—

Net loan activity	30,317	107,907

Total loans at the end of year	$1,865,315	$1,834,998

Loans, net of unearned income, totaled $1.9 billion at December 31, 2025, an increase of $30.3 million from December 31, 2024. The increase in total loans was primarily driven by growth in the overall loan portfolio, with increases in commercial real estate for owner occupied and non-owner occupied segments as well as in commercial and industrial credits. Owner occupied loans had a balance of $448.5 million at December 31, 2025 compared to $372.4 million at December 31, 2024, for a net increase of $76.1 million. Non-owner occupied loans had a balance of $566.4 million at December 31, 2025 compared to $525.8 million at December 31, 2024, for a net increase of $40.6 million. Commercial and industrial loans had a balance of $107.0 million at December 31, 2025 compared to $102.4 million at December 31, 2024, for a net increase of $4.6 million.

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

The Company has a limited amount of credit exposure to government contractors in the Washington, D.C. metropolitan area. Below is a schedule that outlines the credit exposure to businesses with government contracts by structure type as of December 31, 2025. The line of credit balances consist of asset based lines of credits on billed receivables, which are receivables for work that has been completed and invoiced to the government or the prime contractor. Ongoing monitoring of the lines of credit include receiving borrowing base certificates monthly on the billed receivables amount. Since December 31, 2024, we have strengthened the monitoring of these lines of credit to fully verify the billed receivables amount each time funds are advanced. Term debt is secured by a combination of business assets and additional real estate collateral.

December 31, 2025
Government Contracting Credit Exposures
(Dollars in thousands)
	Principal Balance	Line/Term Commitment	Availability	Number of Relationships	Number of Relationships with Balances
Line of Credit	$12,316	$79,650	$67,334	30	12
Term Debt Exposure	1,374	1,374	—	3	3
Total Exposure	$13,690	$81,024	$67,334	33	15

December 31, 2024
Government Contracting Credit Exposures
(Dollars in thousands)
	Principal Balance	Line/Term Commitment	Availability	Number of Relationships	Number of Relationships with Balances
Line of Credit	$16,733	$76,038	$59,305	30	13
Term Debt Exposure	1,445	1,445	—	2	2
Total Exposure	$18,178	$77,483	$59,305	32	15

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

The Company holds a concentration in commercial real estate loans. The Board has set a risk tolerance level of 150% and 375% of consolidated risk-based capital for construction, land development and other land loans and commercial real estate loans. As of December 31, 2025, construction, land development and other land loans represented 97.6% of consolidated risk-based capital. Total commercial real estate loans as defined by the Agency guidance represented 354.6% of consolidated risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio by 45%.

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

We stress test earning assets using a worst-case methodology on a quarterly basis and measure the results against the Bank's risk-based capital. For commercial loans, residential real estate loans, owner-occupied commercial real estate loans and consumer installment loans, we multiply the total outstanding amount for each loan category by our highest quarter historical loss for that category as a surrogate in order to calculate a stressed loss.

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

	December 31, 2025
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction	$300,666	$(5,294)	(1.76)%
Non-Owner Occupied CRE	791,813	(29,160)	(3.68)%
All Other Loans	772,836	(22,702)	(2.94)%
HTM Securities	13,798	(35)	(0.25)%
AFS Securities	65,445	(5,768)	(8.81)%
Bank Owned Life Insurance	40,752	(19)	(0.05)%
Total	$1,985,310	$(62,978)	(3.17)%

(1) Net tax effective loss at the statutory rate of 21%

	December 31, 2024
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction	$393,385	$(5,625)	(1.43)%
Non-Owner Occupied CRE	760,676	(10,793)	(1.42)%
All Other Loans	680,937	(20,766)	(3.05)%
HTM Securities	16,078	(169)	(1.05)%
AFS Securities	65,761	(7,711)	(11.73)%
Bank Owned Life Insurance	39,507	(39)	(0.10)%
Total	$1,956,344	$(45,103)	(2.31)%

(1) Net tax effective loss at the statutory rate of 21%

The total estimated stress test loss is deducted from capital and we recalculate the capital ratios. As shown in the tables below, as of December 31, 2025, and 2024 the post-stress capital ratios well exceed our Board target ratios as well as Agency minimums (with buffer).

December 31, 2025
Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	As of December 31, 2025	Post Stress, Low Estimate	Post Stress, High Estimate
Leverage Ratio	5.00%	9.50%	13.28%	11.11%	10.63%
Total Risk-Based Capital	10.00%	11.50%	16.08%	13.62%	13.08%
Tier 1 Risk-Based Capital	8.00%	9.50%	15.05%	12.59%	12.05%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	15.05%	12.29%	11.75%

December 31, 2024
Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effective)
	Well Capitalized with Buffer	Bank Minimum Target	As of December 31, 2024	Post Stress, Low Estimate	Post Stress, High Estimate
Leverage Ratio	5.00%	9.50%	12.08%	10.62%	10.44%
Total Risk-Based Capital	10.00%	11.50%	15.69%	13.92%	13.71%
Tier 1 Risk-Based Capital	8.00%	9.50%	14.64%	12.87%	12.66%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	14.64%	12.47%	12.26%

The Company employs an external loan review firm to conduct ongoing reviews of the loan portfolio. During the year ended December 31, 2025, the independent external loan review firm reviewed approximately 78% of the entire portfolio by outstanding dollar balance. The external review did not identify any material underwriting or ongoing portfolio management concerns.

The following two tables break down the December 31, 2025 and December 31, 2024 non-owner occupied CRE portfolio balances by showing the current balance in each sub-category and location. The tables also display very favorable weighted average interest rates and weighted average loan-to-values for both periods. The weighted average occupancy percentages are also broadly favorable for both periods.

December 31, 2025
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$217,556	$2,996	$4,868	$—	$225,420	5.89%	70%	67%
Office:
Mixed use	590	2,620	2,715	—	5,925	6.47%	48%	91%
Medical	—	22,150	19,277	359	41,786	5.84%	62%	81%
Office	—	1,887	3,008	—	4,895	6.61%	49%	91%
Office to Residential Conversion	—	—	32,136	—	32,136	9.50%	39%	-- (4)
Hospitality	60,059	74,143	83,893	—	218,095	5.66%	62%	-- (3)
Retail/Commercial	63,584	39,160	77,507	24,021	204,272	6.21%	60%	76%
Industrial	36,805	15,257	2,425	4,797	59,284	6.27%	56%	90%
Total Non-Owner Occupied CRE	$378,594	$158,213	$225,829	$29,177	$791,813	6.12%	62%	54%
Construction & Land Development
Multifamily	$79,008	$—	$—	$—	$79,008	6.86%	62%	N/A
1-4 family	65,320	2,733	65,942	—	133,995	7.68%	68%	N/A
Retail/Commercial	19,944	—	—	—	19,944	6.75%	55%	N/A
Industrial	—	—	4,632	—	4,632	6.88%	66%	N/A
Mixed use	4,962	—	—	—	4,962	8.40%	29%	N/A
Other	565	18,527	28,903	10,130	58,125	7.78%	52%	N/A
Total Construction & Land Development	$169,799	$21,260	$99,477	$10,130	$300,666	7.46%	62%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$548,393	$179,473	$325,306	$39,307	$1,092,479	6.52%	62%	N/A

(1)	Loan-to-value is based on maximum potential outstanding at time of origination.
(2)	Non-owner occupied includes multifamily call code 1D.
(3)	Hospitality occupancy rates rely on individual STR data. An STR report is the industry standard, monthly benchmarking report for the hospitality industry.
(4)	The underlying properties for office to residential conversion loans generally are not occupied during the conversion period.

December 31, 2024
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$224,848	$3,025	$7,011	$—	$234,884	6.06%	66%	73%
Office:
Mixed use	605	2,676	2,909	—	6,190	5.41%	64%	81%
Medical	—	22,169	15,395	431	37,995	5.61%	63%	69%
Office	—	1,892	3,451	—	5,343	6.37%	61%	89%
Office to Residential Conversion	11,160	—	32,136	—	43,296	10.83%	58%	-- (4)
Hospitality	28,797	75,504	98,352	—	202,653	5.93%	64%	-- (3)
Retail/Commercial	60,194	41,892	92,917	9,156	204,159	6.06%	57%	78%
Industrial	—	14,801	5,521	5,834	26,156	6.29%	59%	87%
Total Non-Owner Occupied CRE	$325,604	$161,959	$257,692	$15,421	$760,676	6.14%	62%	67%
Construction & Land Development
Multifamily	$91,424	$—	$13,386	$15,000	$119,810	7.32%	64%	N/A
1-4 family	71,234	—	63,430	—	134,664	8.32%	57%	N/A
Retail/Commercial	19,534	—	—	—	19,534	7.15%	63%	N/A
Industrial	37,467	—	980	—	38,447	5.85%	57%	N/A
Mixed use	12,705	—	—	—	12,705	7.95%	58%	N/A
Other	247	21,135	23,815	23,028	68,225	7.90%	37%	N/A
Total Construction & Land Development	$232,611	$21,135	$101,611	$38,028	$393,385	7.73%	56%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$558,215	$183,094	$359,303	$53,449	$1,154,061	6.71%	60%	N/A

(1)	Loan-to-value is based on maximum potential outstanding at time of origination.
(2)	Non-owner occupied includes multifamily call code 1D.
(3)	Hospitality occupancy rates rely on individual STR data.
(4)	The underlying properties for office to residential conversion loans generally are not occupied during the conversion period.

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

The following two tables depict a well-diversified portfolio of owner-occupied commercial real estate as of December 31, 2025 and December 31, 2024.  The properties are distributed nicely among the Company's footprint. This loan segment continues to perform very well and is supported by strong loan-to-values (LTVs). The following table sets forth our owner-occupied CRE portfolio by the business industry groups that occupy the properties for the periods indicated.

December 31, 2025
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$22,593	$2,834	$11,167	$5,362	$41,956	5.65%	73%
Administrative and support	—	4,500	2,105	—	6,605	6.25%	59%
Arts and recreation	—	—	36,572	—	36,572	5.91%	57%
Construction services	27,876	10,018	15,691	—	53,585	5.98%	75%
Education services	26,336	894	4,875	—	32,105	6.10%	49%
Health care	4,577	17,050	14,819	4,131	40,577	6.80%	57%
Information	—	—	4,430	—	4,430	4.43%	43%
Manufacturing	—	—	4,665	—	4,665	4.20%	46%
Religious and other	9,593	17,808	75,492	915	103,808	6.31%	61%
Professional, scientific, tech services	2,816	—	5,200	—	8,016	5.13%	59%
Real estate and rental leasing	4,221	25,295	4,788	—	34,304	6.25%	61%
Retail trade	3,155	35,695	34,899	239	73,988	6.54%	66%
Wholesale trade	—	151	883	6,894	7,928	6.07%	68%
Total Owner Occupied CRE	$101,167	$114,245	$215,586	$17,541	$448,539	6.18%	63%

(1)	Loan-to-value is based on maximum potential outstanding at time of origination

December 31, 2024
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$18,669	$2,921	$10,775	$10,853	$43,218	5.89%	72%
Administrative and support	—	4,500	4,716	—	9,216	5.53%	56%
Arts and recreation	—	—	36,517	—	36,517	5.73%	62%
Construction services	14,947	4,003	15,688	37	34,675	5.39%	76%
Education services	27,856	—	5,660	—	33,516	5.98%	59%
Health care	4,697	17,488	15,275	135	37,595	6.92%	65%
Information	—	—	4,365	—	4,365	4.36%	50%
Manufacturing	—	—	4,701	—	4,701	4.02%	53%
Religious and other	6,027	16,646	66,173	931	89,777	6.18%	69%
Professional, scientific, tech services	2,845	—	5,577	—	8,422	6.31%	73%
Real estate and rental leasing	738	3,701	3,705	—	8,144	6.27%	70%
Retail trade	866	10,564	40,127	2,604	54,161	6.03%	67%
Wholesale trade	—	165	915	7,025	8,105	5.94%	73%
Total Owner Occupied CRE	$76,645	$59,988	$214,194	$21,585	$372,412	5.98%	67%

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

Asset Quality

The Company’s asset quality remained resilient during the year ended December 31, 2025. Non-performing assets, which includes non-accrual loans, accruing loans 90 days past due, and other real estate owned totaled $33.2 million at December 31, 2025, and $21.7 million at December 31, 2024.

A loan’s past due status is based on the contractual due date of the most delinquent payment due. All loans which are 30 or more days past due at the end of the month are reported to the Board of Directors. Commercial loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Consumer loans are generally placed on non-accrual status when the collection of principal or interest is 120 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

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

As a percentage of total assets, non-performing assets were 1.50% at December 31, 2025, compared with 0.97% at December 31, 2024. As of December 31, 2025, the Company had $31.5 million in loans on non-accrual status and $1.7 million in other real estate owned.

See Note 1, Organization, Basis of Presentation, and Impact of Recently Issued Accounting Pronouncements and Note 5, Allowance for Credit Losses, in Notes to Consolidated Financial Statements for further information on the Company’s credit grade categories, which are derived from standard regulatory rating definitions.

The following table summarizes asset quality information at December 31, 2025, and December 31, 2024.

	December 31,	December 31,
	2025	2024
	(Dollars in thousands)
Non-accrual loans:
Residential Real Estate
Single Family	$5,316	$1,162
Commercial Real Estate
Non-Owner Occupied	314	11,160
Construction & Land Development	25,467	4,235
Commercial Non-Real Estate
Commercial & Industrial	385	5,093
Total non-accrual loans	31,482	21,650
Other Real Estate Owned	1,697	—
Total non-performing assets	$33,179	$21,650
Ratios:
Total non-performing loans to total assets	1.42%	0.97%
Total non-performing assets to total assets	1.50%	0.97%
Total non-accrual loans to gross loans receivable	1.69%	1.18%

Interest income that would have been recorded for the years ended December 31, 2025 and 2024 had non-accruing loans been current according to their original terms was $1.4 million and $1.9 million, respectively.

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

The Company further describes loans that were modified during the year ended December 31, 2025 and 2024 in Note 5 of Notes to Consolidated Financial Statements.

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of year	$19,450	$16,506
Charge-offs:
Residential Real Estate	(200)	(132)
Commercial Real Estate	—	(740)
Construction	(35)	(3,684)
Commercial & Industrial	(623)	(4)
Consumer	—	(9)
Total charge-offs	(858)	(4,569)
Recoveries:
Residential Real Estate	7	—
Commercial Real Estate	740	—
Commercial & Industrial	86	19
Consumer	1	9
Total recoveries	834	28
Net charge-offs	(24)	(4,541)
Provision for credit losses - loans	(118)	7,485
Balance at end of period	$19,308	$19,450
Ratios:
Net charge offs to average loans outstanding	0.00%	0.25%
Allowance for credit losses on loans to non-performing loans at end of period	61.33%	89.84%
Allowance for credit losses on loans to gross loans at end of period	1.04%	1.06%

The following table summarizes our net charge-off activity by loan segment for the periods indicated.

	At December 31,
	2025				2024				2023
(Dollars in thousands)	Charge-offs	Recoveries	Net charge-offs	Net charge-offs to average loans	Charge-offs	Recoveries	Net charge-offs	Net charge-offs to average loans	Charge-offs	Recoveries	Net charge-offs	Net charge-offs to average loans
Real Estate:
Residential	$(200)	$7	$(193)	(0.1)%	$(132)	$—	$(132)	0.0%	$—	$7	$7	0.0%
Commercial	—	740	740	0.1%	(740)	—	(740)	(0.1)%	—	—	—	0.0%
Construction	(35)	—	(35)	0.0%	(3,684)	—	(3,684)	(0.9)%	—	—	—	0.0%
Commercial & Industrial	(623)	86	(537)	(0.5)%	(4)	19	15	—	(462)	—	(462)	(0.5)%
Consumer	—	1	1	0.1%	(9)	9	—	—	(6)	15	9	0.1%
Total	$(858)	$834	$(24)	0.0%	$(4,569)	$28	$(4,541)	(0.3)%	$(468)	$22	$(446)	(0.0)%

At December 31, 2025, our allowance for credit losses on loans represented 1.04% of total loans and we had $31.5 million in non-performing loans. The allowance for credit losses on loans decreased to $19.3 million at December 31, 2025 from $19.5 million at December 31, 2024 due to the increase in collateral dependent loans during the year ended December 31, 2025, all of which are fully collateralized and do not require specific reserves. There were $24,000 and $4.5 million in net loan charge-offs during the years ended December 31, 2025 and December 31, 2024, respectively.

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

	At December 31,
	2025			2024
(Dollars in thousands)	Allowance for Credit Losses - Loans	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses - Loans	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Residential Real Estate:
Single Family	$1,504	7.8%	11.6%	$1,433	7.4%	11.1%
Multifamily	932	4.8%	12.1%	1,045	5.4%	12.8%
Commercial Real Estate:
Owner Occupied	4,675	24.2%	24.0%	4,154	21.3%	19.5%
Non-Owner Occupied	7,208	37.4%	30.4%	7,167	36.8%	30.6%
Construction & Land Development	3,527	18.3%	16.1%	4,648	23.9%	21.4%
Commercial – Non Real Estate:
Commercial & Industrial	1,456	7.5%	5.7%	993	5.1%	4.5%
Consumer – Non Real Estate:
Secured	6	—	0.1%	10	0.1%	0.1%
Total	$19,308	100%	100%	$19,450	100%	100%

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

Total deposits decreased by $8.6 million from December 31, 2024 to December 31, 2025. Wholesale deposits, which are included in the table below, totaled $498.5 million and $468.1 million at December 31, 2025, and December 31, 2024, respectively. The following table presents the Company’s average deposits segregated by major category for the years ended December 31, 2025 and December 31, 2024:

	At December 31,
	2025			2024
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Interest-bearing demand	$117,493	6.4%	3.56%	$181,109	10.1%	4.78%
Money market	486,945	26.7%	3.87%	464,400	26.0%	4.61%
Savings and NOW	107,151	5.9%	1.37%	54,385	3.0%	1.39%
Time deposits	785,378	43.0%	4.36%	748,938	41.9%	4.99%
Interest-bearing deposits	1,496,967	82.0%	3.92%	1,448,832	81.0%	4.70%
Non-interest-bearing demand	327,632	18.0%		340,005	19.0%
Total deposits	$1,824,599	100.0%	3.22%	$1,788,837	100.0%	3.81%

The shift from non-interest-bearing demand deposits into money market demand and time deposits was driven by market conditions emanating from the large-bank failures in the first half of 2023.  In order for us to maintain the customer relationships, we needed to shift the deposits into accounts where we could provide excess FDIC insurance coverage.  We also gained in money market demand and time deposits as customers brought additional funds into the Company.

The Company uses wholesale deposits as a funding source in addition to customer deposits. Wholesale deposits provide a diversified and stable source of funding that generally has stated maturities. As of December 31, 2025, the Company had $498.5 million of total wholesale deposit funding sources, an increase of $30.4 million compared to December 31, 2024, which totaled $468.1 million.

Given the interest rate environment and strategic initiatives, the Company replaced maturing higher yielding wholesale CDs with lower market rate CDs. The Company also utilized additional wholesale demand deposits to provide liquidity and more effectively balance our interest rate sensitivity. During the year ended December 31, 2025, total wholesale deposit funding accounted for approximately 35% of our interest expense.

The following table presents the Company's total wholesale deposit composition, concentrations, current rate and remaining duration, if applicable as of December 31, 2025 and December 31, 2024.

	As of December 31,
	2025				2024
(Dollars in thousands)
Wholesale Money Market Deposits Accounts (MMDA)	Balance	Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)	Balance	Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)
Wholesale MMDAs	$ 170,575	34.2%	3.80%	N/A	$ 100,334	21.4%	4.50%	N/A

Wholesale Time Deposits
Listing Service CDs (1)	18,534	3.7%	4.81%	5	25,231	5.4%	4.79%	13
Wholesale CDs:
Term	283,397	56.9%	4.16%	7	220,357	47.1%	4.56%	7
Term with Call Option (2)	26,000	5.2%	3.83%	33	122,216	26.1%	5.12%	30
Total Wholesale CDs	309,397				342,573

Total wholesale deposits	$498,506	100.0%			$468,138	100.0%

(1)	Listing service CDs are excluded from being classified as wholesale deposits, per FDIC call report instructions
(2)	All of the CDs as of December 31, 2025 can be called starting in 2026

Regulatory Defined Wholesale Deposits

Each quarter the Bank files a bank call report with the FDIC, which has a specific way it defines wholesale brokered deposits. As of December 31, 2025, the Company had $480.0 million of wholesale deposits outstanding, as defined by FDIC, an increase of $37.1 million from December 31, 2024. In addition, pursuant to rule 12 CFR 337.6(e), well-capitalized and well-rated institutions are not required to treat reciprocal deposits as wholesale deposits up to the lesser of 20 percent of their total liabilities or $5 billion. Reciprocal core deposits exceeding this threshold must be reported additionally as wholesale deposits for call report purposes only. As of December 31, 2025, the Company additionally reported $145.2 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $625.2 million as of December 31, 2025. As of December 31, 2025, all of the Company's reciprocal deposits were core deposits from customers who placed their deposits in the reciprocal network for additional FDIC insurance coverage.

At December 31, 2025, the Company had $911.8 million in total deposits in excess of the FDIC insurance limit of $250,000.

Certificates of deposit in amounts in excess of the FDIC insurance limit of $250,000 totaled approximately $416.8 million. The following table sets forth the maturity of these certificates as of December 31, 2025.

December 31, 2025
(In thousands)
Maturity period:
Three months or less	$126,705
Over three through six months	72,188
Over six through twelve months	144,736
Over twelve months through three years	72,853
Over three years	362
Total	$416,844

The following table sets forth all of our time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2025	2024
	(In thousands)
Interest Rate Range:
0.01 – 0.99%	$34	$1,324
1.00 – 1.99%	2,375	1,073
2.00 – 2.99%	3,332	4,451
3.00 – 3.99%	363,851	59,296
4.00 – 4.99%	409,531	463,571
5.00 and greater	721	289,573
Total	$779,844	$819,288

The following table sets forth by interest rate ranges, information concerning the maturities of our certificates of deposit as of December 31, 2025.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate Range:
0.01 – 0.99%	$34	$—	$—	$—	$34	0.0%
1.00 – 1.99%	2,064	311	—	—	2,375	0.3%
2.00 – 2.99%	1,364	1,064	417	487	3,332	0.4%
3.00 – 3.99%	319,809	18,232	23,317	2,493	363,851	46.7%
4.00 – 4.99%	357,801	51,222	—	508	409,531	52.5%
5.00 and greater	721	—	—	—	721	0.1%
Total	$681,793	$70,829	$23,734	$3,488	$779,844	100.0%

Borrowed Funds

We may obtain advances from the Federal Home Loan Bank of Atlanta upon the security of the common stock we own in that bank and certain of our residential and commercial mortgage loans, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

At December 31, 2025 and 2024, we were permitted to borrow up to an aggregate total of $587.8 million and $544.8 million, respectively, from the Federal Home Loan Bank of Atlanta. There were Federal Home Loan Bank borrowings outstanding of $0 at December 31, 2025, and December 31, 2024, respectively. Additionally, as of December 31, 2025 and 2024 we had credit availability of $144.0 million and $144.0 million with correspondent banks for short-term liquidity needs, if necessary. Borrowings were $0 outstanding at December 31, 2025 and 2024, respectively, under this facility.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts and through FHLB and other borrowings. Wholesale deposits, federal funds purchased, and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are used as necessary to fund asset growth and meet short-term liquidity needs.

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

The Board of Director's and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2025.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-earning deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2025, cash and cash equivalents totaled $162.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $58.0 million at December 31, 2025.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $14.8 million, $14.7 million, and $31.6 million for the twelve months ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities, was $38.4 million, $122.3 million, and $130.7 million for the twelve months ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. There were no sales of available-for-sale debt securities in 2025,  2024, or 2023. Net cash used in financing activities was $21.4 million for the twelve months ended December 31, 2025 and net cash provided by financing activities was $200.7 million and $83.0 million, for the twelve months ended December 31, 2024 and 2023, respectively, which consisted primarily of decreases in interest-bearing deposits and repurchase of common stock for the twelve months ended December 31, 2025.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2025, totaled $681.8 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds in the normal course of business, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2025 and 2024 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2025, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2025 and 2024, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Common Equity Tier 1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual regulatory capital amounts and ratios as of December 31, 2025 and 2024 are presented in the table below.

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Total capital (to risk-weighted assets)	$306,631	16.08%	$152,541	≥ 8.0%	$190,677	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$286,987	15.05%	$85,805	≥ 4.5%	$123,940	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$286,987	15.05%	$114,406	≥ 6.0%	$152,541	≥ 8.0%
Tier 1 capital (to average assets)	$286,987	13.28%	$86,467	≥ 4.0%	$108,083	≥ 5.0%
As of December 31, 2024
Total capital (to risk-weighted assets)	$296,584	15.69%	$151,269	≥ 8.0%	$189,086	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$276,847	14.64%	$85,089	≥ 4.5%	$122,906	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$276,847	14.64%	$113,451	≥ 6.0%	$151,269	≥ 8.0%
Tier 1 capital (to average assets)	$276,847	12.08%	$91,708	≥ 4.0%	$114,635	≥ 5.0%

Non-GAAP Measures

In reporting the results as of and for the year ended December 31, 2025, the Company has provided supplemental performance measures on an operating basis. These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company uses the non-GAAP measures discussed herein in its analysis of the Company’s performance.

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

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31,

	For the year ended December 31,
(Dollars in thousands)	2025	2024	2023
Net interest margin (FTE)
Net interest income (GAAP)	$69,545	$62,574	$76,742
FTE adjustment on tax-exempt securities	286	291	283
Net interest income (FTE) (non-GAAP)	69,831	62,865	77,025

Average interest earning assets	2,020,624	2,010,448	1,857,264
Net interest margin (GAAP)	3.44%	3.11%	4.13%
Net interest margin (FTE) (non-GAAP)	3.46%	3.13%	4.15%

Yield on earning assets (FTE)
Total interest income (GAAP)	$131,588	$134,615	$124,421
FTE adjustment on tax-exempt securities	286	291	283
Total interest income (FTE) (non-GAAP)	131,874	134,906	124,704

Average interest earning assets	2,020,624	2,010,448	1,857,264
Yield on earning assets (GAAP)	6.51%	6.70%	6.70%
Yield on earning assets (FTE) (non-GAAP)	6.53%	6.71%	6.71%

Net interest spread (FTE)
Yield on earning assets (GAAP)	6.51%	6.70%	6.70%
Yield on earning assets (FTE) (non-GAAP)	6.53%	6.71%	6.71%

Yield on interest-bearing liabilities	3.95%	4.70%	3.66%
Net interest spread (GAAP)	2.56%	1.99%	3.04%
Net interest spread (FTE) (non-GAAP)	2.58%	2.01%	3.05%

Average tangible stockholders' equity
Total average stockholders' equity (GAAP)	$213,114	$224,631	$209,921
Less: average intangible assets	—	(16,989)	(11,996)
Total average tangible stockholders' equity (non-GAAP)	213,114	207,642	197,925

Average tangible assets
Total average assets (GAAP)	$2,141,434	$2,136,586	$1,955,187
Less: average intangible assets	—	(16,989)	(11,996)
Total average tangible assets (non-GAAP)	2,141,434	2,119,597	1,943,191

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

We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under different interest rate scenarios without changing any other assumptions. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturity and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

The table below sets forth, as of December 31, 2025, the calculation of the estimated changes in our net interest income that would result from changes in market interest rates over one year if we take no action from our current plan.

Basis Point Change in	Year 1 Change
Interest Rates	From Level
+400	(6.22)%
+300	(3.75)%
+200	(2.13)%
+100	(0.86)%
Level	—
-100	1.11%
-200	6.20%
-300	12.69%
-400	15.87%

Economic Value of Equity (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2025.

	Estimated Increase		EVE as a Percentage of Fair
	(Decrease) EVE		Value of Assets(2)
Basis Point				Increase
Change in			EVE	(Decrease)
Interest Rates(1)	Amount	Percent	Ratio(3)	Basis Points
(Dollars in thousands)
+400	$(62,659)	(18.46)%	(12.42)%	(194)
+300	$(39,821)	(11.73)%	(7.11)%	(111)
+200	$(22,394)	(6.60)%	(3.47)%	(54)
+100	$(8,571)	(2.53)%	(1.00)%	(16)
Level	$—	—	—	—
-100	$1,223	0.36%	(1.08)%	(17)
-200	$(17)	(0.01)%	(2.94)%	(46)
-300	$(4,013)	(1.18)%	(5.55)%	(87)
-400	$(8,200)	(2.42)%	(8.34)%	(130)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(3)	EVE Ratio represents EVE divided by the fair value of assets.

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

Management believes the most significant potential impact of inflation on financial results is a direct result of the Company’s ability to manage the impact of changes in interest rates. Management attempts to maintain a balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing interest rates and is one of many factors considered in determining the Company’s interest rate positioning. The Company is liability sensitive as of December 31, 2025. Refer to the Net Interest Income Sensitivity table for additional details on the Company’s interest rate sensitivity.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

MainStreet Bancshares, Inc.

Fairfax, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of MainStreet Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans Collectively Evaluated for Credit Losses

As further  described in Note 1 – Organization, Basis of Presentation and Impact of Recently Issued Accounting Pronouncements and Note 5 – Allowance for Credit Losses in the consolidated financial statements, the allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans represented all of the total recorded ACLL of $19.3 million as of December 31, 2025. The collectively evaluated ACLL consists of quantitative and qualitative components.

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

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

●

Obtaining an understanding, evaluating the design and testing the design and operating effectiveness of the Company’s ACLL internal controls, including management review controls, related to the collectively evaluated ACLL, including the process for selection, implementation and ongoing maintenance of:

o	The model methodology including identification of loan pools, model validation, monitoring, and the completeness and accuracy of key data inputs and assumptions.
o

Qualitative factors, including development and review of the data inputs used as the basis for the allocations and management's review and approval of the reasonableness of the assumptions used to develop the qualitative adjustments.

o	Governance and management review processes.
●	Substantively testing management’s process for measuring the collectively evaluated ACLL, including:
o	Testing the completeness and accuracy of the underlying internal data utilized to prepare the calculation.
o	Performed an analysis of the overall allowance for credit loss ratio compared to relevant peer group.
o	Evaluating the relevance and reliability of the underlying external data utilized to prepare the calculation.
o	Testing the mathematical accuracy, including the transfer, aggregation, and processing of data and the application of assumptions, used in the ACLL calculation.
o	Evaluating the reasonableness of the significant judgements and assumptions utilized within the ACLL calculation.
o

Developing an independent expectation of the qualitative ACLL, which included consideration of certain alternative assumptions as well as metrics for comparison to the Company’s qualitative ACLL to determine whether this information supported or contradicted the Company’s ACLL.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company's auditor since 2008.

Roanoke, Virginia

March 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

MainStreet Bancshares, Inc.

Fairfax, Virginia

Opinion on the Internal Control Over Financial Reporting

We have audited MainStreet Bancshares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated March 13, 2026 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ YOUNT, HYDE & BARBOUR, P.C.

Roanoke, Virginia

March 13, 2026

Item 8 – Financial Statements and Supplementary Data

Consolidated Financial Statements

Consolidated Statements of Financial Condition as of December 31, 2025 and December 31, 2024 (Dollars in thousands, except per share data)

	At December 31, 2025	At December 31, 2024
Assets
Cash and due from banks	$25,179	$21,351
Interest-bearing deposits at other financial institutions	1,276	1,711
Federal funds sold	136,301	184,646
Cash and cash equivalents	162,756	207,708
Investment securities available-for-sale (AFS), at fair value	57,954	55,747
Investment securities held-to-maturity (HTM), at amortized cost, net of allowance for credit losses of $0 and $0, respectively	13,798	16,078
Restricted securities, at amortized cost	7,005	6,873
Loans, net of allowance for credit losses of $19,308 and $19,450, respectively	1,841,833	1,810,556
Premises and equipment, net	13,530	13,287
Property held for sale, at fair value	2,806	—
Other real estate owned, net	1,697	—
Accrued interest and other receivables	14,518	11,311
Bank owned life insurance	40,752	39,507
Other assets	56,020	67,031
Total Assets	$2,212,669	$2,228,098
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$378,694	$324,307
Interest-bearing demand deposits	119,407	139,780
Savings and NOW deposits	121,905	64,337
Money market deposits	499,334	560,082
Time deposits	779,844	819,288
Total deposits	1,899,184	1,907,794
Subordinated debt, net	69,936	73,039
Allowance for credit losses on off-balance sheet credit exposure	335	287
Other liabilities	24,623	38,987
Total Liabilities	1,994,078	2,020,107
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized non-cumulative perpetual; 28,750 issued and outstanding as of December 31, 2025 and December 31, 2024	27,263	27,263
Common stock, $4.00 par value, 15,000,000 shares authorized; issued and outstanding 7,496,571 shares (including 244,964 non-vested shares) for December 31, 2025 and 7,603,765 shares (including 237,717 non-vested shares) for December 31, 2024	29,008	29,466
Capital surplus	66,531	67,823
Retained earnings	101,557	91,150
Accumulated other comprehensive loss	(5,768)	(7,711)
Total Stockholders’ Equity	218,591	207,991
Total Liabilities and Stockholders’ Equity	$2,212,669	$2,228,098

See Notes to the Consolidated Financial Statements

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2025, 2024, and 2023 (Dollars in thousands, except per share data).

	For the Year Ended December 31,
	2025	2024	2023
Interest Income
Interest and fees on loans	$124,211	$125,177	$116,482
Interest and dividends on investments securities
U.S. government agencies and corporations	134	151	—
Mortgage-backed securities	341	374	395
Tax-exempt obligations of states and political subdivisions	1,076	1,093	1,065
Taxable obligations of states and political subdivisions	247	256	256
Other	985	912	1,185
Interest on interest-bearing deposits at other financial institutions	54	41	61
Interest on federal funds sold	4,540	6,611	4,977
Total Interest Income	131,588	134,615	124,421
Interest Expense
Interest on interest-bearing demand deposits	4,187	8,661	1,786
Interest on savings and NOW deposits	1,469	754	546
Interest on money market deposits	18,852	21,386	13,631
Interest on time deposits	34,239	37,364	26,905
Interest on federal funds purchased	93	575	299
Interest on Federal Home Loan Bank advances	—	46	1,224
Interest on subordinated debt	3,203	3,255	3,288
Total Interest Expense	62,043	72,041	47,679
Net Interest Income	69,545	62,574	76,742
Provision For Credit Losses - Loans	(118)	7,485	1,943
Provision For Credit Losses - Off-Balance Sheet Credit Exposure	48	(722)	(301)
Net Interest Income After Provision For Credit Losses	69,615	55,811	75,100
Non-Interest Income
Deposit account service charges	2,184	1,996	2,149
Bank owned life insurance income	1,245	1,189	1,069
Gain on retirement of subordinated debt	273	—	—
Net loss on securities called or matured	—	(48)	—
Gain on equity securities	103	—	—
Other fee income	222	115	122
Total Non-Interest Income	4,027	3,252	3,340
Non-Interest Expense
Salaries and employee benefits	31,587	30,475	28,267
Furniture and equipment expenses	3,840	3,636	2,787
Advertising and marketing	2,051	2,199	2,343
Occupancy expenses	1,407	1,614	1,684
Outside services	3,776	3,627	2,044
Franchise tax	2,098	2,226	1,835
FDIC insurance	2,135	1,342	1,131
Data processing	1,471	1,354	1,328
Administrative expenses	996	929	922
Computer software intangible impairment	—	19,721	—
Other operating expenses	5,190	5,844	3,275
Total Non-Interest Expense	54,551	72,967	45,616
Income (Loss) Before Income Taxes	19,091	(13,904)	32,824
Income Tax Expense (Benefit)	3,478	(3,924)	6,239
Net Income (Loss)	$15,613	$(9,980)	$26,585
Preferred Stock Dividends	2,156	2,156	2,156
Net Income (Loss) Available To Common Shareholders	$13,457	$(12,136)	$24,429
Earnings (Loss) Per Common Share:
Basic	$1.76	$(1.60)	$3.25
Diluted	$1.76	$(1.60)	$3.25

See Notes to the Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024, and 2023 (Dollars in thousands).

	For the Year Ended December 31,
	2025	2024	2023
Comprehensive Income (Loss), net of taxes
Net Income (Loss)	$15,613	$(9,980)	$26,585
Other comprehensive income (loss), net of tax expense (benefit):
Unrealized gains (losses) on available-for-sale securities arising during the period (net of tax expense (benefit), $580, ($44), and $309, respectively)	1,943	(233)	1,062
Add: reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity (net of tax, $0, $0, and $2 respectively)	—	—	6
Other comprehensive income (loss)	1,943	(233)	1,068
Comprehensive Income (Loss)	$17,556	$(10,213)	$27,653

See Notes to the Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024, and 2023 (Dollars in thousands).

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2022	$27,263	$28,736	$63,999	$86,830	$(8,546)	$198,282
Cumulative change in accounting principle (Note 1)	—	—	—	(1,699)	—	$(1,699)
Vesting of restricted stock	—	470	(470)	—	—	—
Stock based compensation expense	—	—	2,491	—	—	2,491
Common stock repurchased	—	(8)	(35)	—	—	(43)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(2,156)	—	(2,156)
Dividends on common stock - ($0.40 per share)	—	—	—	(3,011)	—	(3,011)
Net income	—	—	—	26,585	—	26,585
Other comprehensive income	—	—	—	—	1,068	1,068
Balance, December 31, 2023	$27,263	$29,198	$65,985	$106,549	$(7,478)	$221,517
Cumulative change in accounting principle (Note 1)				(217)		(217)
Vesting of restricted stock	—	434	(434)	—	—	—
Stock based compensation expense	—	—	2,838	—	—	2,838
Common stock repurchased	—	(166)	(566)	—	—	(732)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(2,156)	—	(2,156)
Dividends on common stock - ($0.40 per share)	—	—	—	(3,046)	—	(3,046)
Net loss	—	—	—	(9,980)	—	(9,980)
Other comprehensive loss	—	—	—	—	(233)	(233)
Balance, December 31, 2024	$27,263	$29,466	$67,823	$91,150	$(7,711)	$207,991
Vesting of restricted stock	—	478	(478)	—	—	—
Stock based compensation expense	—	—	2,586	—	—	2,586
Common stock repurchased	—	(936)	(3,400)	—	—	(4,336)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(2,156)	—	(2,156)
Dividends on common stock - ($0.40 per share)	—	—	—	(3,050)	—	(3,050)
Net income	—	—	—	15,613	—	15,613
Other comprehensive income	—	—	—	—	1,943	1,943
Balance, December 31, 2025	$27,263	$29,008	$66,531	$101,557	$(5,768)	$218,591

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows (Dollars in thousands)

Year Ended December 31,	2025	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$15,613	$(9,980)	$26,585
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	4,396	3,683	2,268
Amortization of right-of-use assets	544	504	477
Amortization of intangible assets	—	447	—
Deferred income tax benefit	(642)	(4,528)	(191)
Gain on retirement of subordinated debt	(273)	—	—
Loss on New Market Tax Credit investment operations	—	—	251
Gain on disposal of premises and equipment	(53)	(99)	(129)
Realized loss on securities called or matured	—	48	—
Provision for credit losses, net	(70)	6,763	1,642
Stock based compensation expense	2,586	2,838	2,491
Income from bank owned life insurance	(1,245)	(1,189)	(1,069)
Subordinated debt amortization expense	397	397	397
Computer software intangible impairment	—	19,721	—
Change in:
Accrued interest receivable and other receivables	(3,207)	1,079	(2,803)
Other assets	11,129	(4,794)	4,912
Other liabilities	(14,364)	(150)	(3,198)
Net cash provided by operating activities	14,811	14,740	31,633
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	2,931	2,540	3,696
Maturities, sales, called, refunded	1,500	1,445	—
Purchases	(4,400)	(445)	—
Activity in held-to-maturity securities:
Purchases	(1,519)	(400)	—
Maturities, called, refunded	3,745	1,520	265
Purchases of equity securities	(3,532)	(8,241)	(4,174)
Purchases of restricted investment in bank stock	(132)	(1,624)	(7,059)
Redemption of restricted investment in bank stock	—	1,425	10,425
Net increase in loan portfolio	(40,539)	(142,482)	(128,025)
Proceeds from sale of loans	7,683	29,578	—
Proceeds from sale of premises and equipment	53	195	129
Purchase of premises and equipment, including property held for sale	(4,174)	(909)	(497)
Computer software developed	—	(4,880)	(5,508)
Net cash used in investing activities	(38,384)	(122,278)	(130,748)
Cash Flows from Financing Activities
Net increase (decrease) in non-interest-bearing deposits	54,387	(40,299)	(186,084)
Net increase (decrease) in interest-bearing demand, savings, NOW, money market and time deposits	(62,997)	261,966	359,322
Net decrease in Federal Home Loan Bank advances	—	—	(100,000)
Net increase (decrease) in federal funds purchased	—	(15,000)	15,000
Net decrease in subordinated debt	(3,227)	—	—
Repurchase of common stock	(4,336)	(732)	(43)
Cash dividends paid on preferred stock	(2,156)	(2,156)	(2,156)
Cash dividends paid on common stock	(3,050)	(3,046)	(3,011)
Net cash (used in) provided by financing activities	(21,379)	200,733	83,028
Increase (Decrease) in Cash and Cash Equivalents, net	(44,952)	93,195	(16,087)
Cash and Cash Equivalents, beginning of period	207,708	114,513	130,600
Cash and Cash Equivalents, end of period	$162,756	$207,708	$114,513
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$62,172	$70,893	$45,534
Cash paid during the period for income taxes, see Note 11	$168	$1,275	$7,280
Supplemental Noncash Disclosures
Transfers from loans to other real estate owned	$1,697	$—	$—
Net unrealized gain (loss) on securities available-for-sale	$2,523	$(277)	$1,371

See Notes to the Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

On April 18, 2019, the Company completed the registration of its common stock with the Securities Exchange Commission through its filing of a General Form for Registration of Securities on Form 10 (“Form 10”), pursuant to Section 12(b) of the Securities Exchange Act of 1934. The Company is considered to be an accelerated filer under the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act,” and as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”.

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

Reclassifications - Certain items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Cash and cash equivalents – For the purpose of presentation in the Consolidated Statements of Cash Flows, the Bank has defined cash and cash equivalents as those amounts included in the statement of financial condition captions “Cash and due from banks,” "Interest-bearing deposits at other financial institutions," and “Federal funds sold.”

Investment securities – The Bank’s investment debt securities are classified as either held-to-maturity, available-for-sale, or trading. At December 31, 2025 and December 31, 2024, the Bank held approximately $13.8 million and $16.1 million, respectively, in securities classified as held-to-maturity. The Bank held no securities classified as trading.

Debt securities which are not classified as held-to-maturity or trading are classified as securities available-for-sale (AFS). Debt securities available-for-sale are reported at fair value. Any unrealized gain or loss, net of applicable income taxes, is reported as a separate addition to or reduction from stockholders’ equity. Gains and losses arising from the sale of debt securities available-for-sale are recognized based on the specific identification method on a trade-date basis and included in results of operations. Debt securities held-to-maturity (HTM) includes securities purchased with the ability and positive intent to hold to maturity. Debt securities are stated at historical cost adjusted for amortization of premiums and accretion of discount, and net of any allowance for credit losses.

Purchase premiums and discounts are amortized using the interest method over the term or first call date of each security.

Allowance for Credit Losses - Held-to-Maturity Securities - The Company evaluates the credit risk of its securities on at least a quarterly basis. Accrued interest receivable on these securities are excluded from the estimate of credit losses. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The Company's HTM securities ACL was immaterial at December 31, 2025 and December 31, 2024.

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

Restricted Securities - Restricted securities consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $5.2 million and $1.6 million respectively, as of December 31, 2025, compared to $5.2 million and $1.5 million, respectively, as of December 31, 2024. Restricted equity securities also consisted of $250,800 in Community Bankers Bank and Atlantic Community Bankers Bank stock, collectively, at December 31, 2025 and December 31, 2024. This restricted stock is recorded at cost because its ownership is restricted and it lacks a market for resale. The Bank is required to maintain Federal Reserve Bank stock at a level of 6% of capital and surplus. The FHLB requires the Bank to maintain stock, at a minimum, in an amount equal to 4.5% of outstanding borrowings and 0.20% of total assets. When evaluating restricted stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Bank does not consider these investments to be impaired at December 31, 2025 or December 31, 2024 and no previous impairment has been recognized as of December 31, 2025.

Other Investments and Income Tax Credits - The Company periodically invests in New Market Tax Credit (NMTC) opportunities, related primarily to certain community development projects. The Company receives tax credits related to these investments, for which the Company typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. These tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. On   January 1, 2024, the Company transitioned from the equity method of accounting and began applying the proportional amortization method of accounting to its qualifying new markets tax credit investments in addition to its low income housing tax credit partnerships already subject to the proportional amortization method. At  December 31, 2025 and December 31, 2024, the balance of the investments in new market tax credits was $10.7 million and $9.4 million and the balance of the investments in Low-Income Housing Tax Credits (“LIHTC”) was $7.0 million and $7.6 million. These balances, as well as the nonmarketable securities that do not qualify for equity method accounting in the amount of $7.3 million as of  December 31, 2025 and $6.7 million as of  December 31, 2024, are reflected in the other assets line on the consolidated statements of financial condition. These nonmarketable securities are recorded at cost because the ownership is restricted and lacks a market for resale. During the years ended  December 31, 2025 and December 31, 2024, the Company recognized amortization expense for the NMTC investments of $2.3 million and $1.2 million, and $0.6 million and $0.6 million for the LIHTC investments, respectively, which was included within the income tax expense line item on the Consolidated Statements of Income (Loss) and the depreciation, amortization, and accretion, net line item on the Consolidated Statements of Cash Flows.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. All loans which are 30 or more days past due at the end of the month are reported to the Board of Directors. Commercial loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Consumer loans are generally placed on non-accrual status when the collection of principal or interest is 120 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. It is Bank policy to charge-off loans whose collectability is sufficiently questionable and can no longer be justified as an asset on the statement of financial condition. To determine if a loan should be charged-off, all possible sources of repayment are analyzed, including: (1) the potential for future cash flow, (2) the value of the Bank’s collateral, and (3) the strength of co-makers or guarantors. All principal and previously accrued interest is charged to the allowance for credit losses. All future payments received on the loan are credited to the allowance for credit losses as a recovery. These policies are applied consistently across our loan portfolio.

The Company designates individually evaluated loans on non-accrual status as collateral-dependent loans, as well as other loans that management of the Company designates as having differing risk. Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

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

The following table illustrates the impact of ASC 326.

	January 1, 2023

(Dollars in thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for Credit Losses
Residential Real Estate	$2,205	$2,146	$59
Commercial Real Estate	7,773	7,159	614
Construction & Land Development	3,366	3,347	19
Commercial & Industrial	1,590	1,418	172
Consumer	75	44	31
Total Allowance for Credit Losses on Loans	$15,009	$14,114	$895
Liabilities:
Allowance for Credit Losses Off-Balance Sheet Credit Exposure	1,310	—	1,310
Total Allowance for Credit Losses	$16,319	$14,114	$2,205

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on non-accrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

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

Property held for sale - Property held for sale is initially recorded at fair value less cost to sell at the date of acquisition and is not depreciated. Refer to Note 8 and Note 20 of the Notes to Consolidated Financial Statements for information regarding the property held for sale and how the fair value was determined.

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

Generally, the Bank will return a loan to accrual status when all delinquent interest and principal becomes current and remains current for six consecutive months under the terms of the loan agreement or the loan is well-secured or in process of collection. Upon returning to accrual status, interest payments applied to the principal balance of a loan while in non-accrual status are recognized as a yield adjustment over the remaining life.

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

Revenue Recognition - Most revenue associated with the Company’s financial instruments, including interest income and gains/losses on investment securities, derivatives and sales of financial instruments are outside the scope of ASC Topic 606. The Company’s services that fall within the scope of ASC Topic 606 are presented within non-interest income and are recognized as revenue. A description of the primary revenue streams accounted for under ASC Topic 606 follows:

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2025, and December 31, 2024, there were no such liabilities recorded.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as additional income taxes in the statement of income.

Earnings per common share – Earnings per c ommon share has been determined under the provisions of FASB ASC 260, “Earnings Per Share” and has been computed based on the weighted average common shares outstanding during the year ended December 31, (7,652,504 for 2025 , 7,606,391 for 2024 , and 7,522,913 for 2023). Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The only potential dilutive stock of the Bank as defined in FASB ASC 260 would be stock options granted to various directors, officers, and employees of the Bank. There were no such options outstanding during the years ended  December 31, 2025, 2024, or 2023. Restricted stock is included in the computation of basic earnings per share as the holder is entitled to full benefits of a stockholder during the vesting period and is thus considered a participating security.

Comprehensive income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Stock compensation plans – Stock compensation accounting guidance (FASB ASC 718, “Compensation – Stock Compensation”) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Sholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. No stock options were granted during 2025 and 2024.

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

Critical accounting policies - The Company’s critical accounting policy relates to the allowance for credit losses. This critical accounting policy requires the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. In connection with the determination of the allowances for credit losses on loans, management obtains independent appraisals for significant properties.

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

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. The amendments should be applied on a prospective basis; however, retrospective application is permitted. ASU 2023-09 was effective for the Company for the annual period beginning January 1, 2025. Refer to Note 11 for updated disclosures due to the adoption of ASU 2023-09.

Impact of Recently Issued Accounting Pronouncements

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

In November 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this ASU expand the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts this ASU in an interim reporting period, it should apply it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements.

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

Note 3. Investment Securities

Investment securities available-for-sale was comprised of the following:

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$19,027	$7	$(2,981)	$16,053
Subordinated Debt	11,872	2	(668)	11,206
Preferred Stock	468	—	—	468
Municipal Securities
Taxable	9,597	—	(1,908)	7,689
Tax-exempt	22,383	25	(1,957)	20,451
U.S. Governmental Agencies	2,098	6	(17)	2,087
Total	$65,445	$40	$(7,531)	$57,954

Investment securities held-to-maturity was comprised of the following:

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities
Tax-exempt	$13,798	$32	$(76)	$13,754
Total	$13,798	$32	$(76)	$13,754

Investment securities available-for-sale was comprised of the following:

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$21,298	$—	$(4,105)	$17,193
Subordinated Debt	8,971	—	(1,064)	7,907
Preferred Stock	453	—	—	453
Municipal Securities
Taxable	10,623	—	(2,422)	8,201
Tax-exempt	22,024	—	(2,403)	19,621
U.S. Governmental Agencies	2,392	4	(24)	2,372
Total	$65,761	$4	$(10,018)	$55,747

Investment securities held-to-maturity was comprised of the following:

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities
Tax-exempt	$13,578	$1	$(200)	$13,379
Subordinated Debt	2,500	—	(14)	2,486
Total	$16,078	$1	$(214)	$15,865

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis.  The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions. For HTM securities that are not rated, the Company evaluates the capital levels of the bond issuers on a quarterly basis. The Company’s HTM securities ACL was immaterial at December 31, 2025 and December 31, 2024.

The following table presents the amortized cost of HTM securities as of  December 31, 2025 and  December 31, 2024 by security type and credit rating according to Moody's and Standard and Poor's:

(Dollars in thousands)	Municipal Securities	Subordinated Debt	Total HTM securities
December 31, 2025
Credit Rating:
AAA/AA/A	$13,798	$—	$13,798
Total	$13,798	$—	$13,798
December 31, 2024
Credit Rating:
AAA/AA/A	$13,578	$—	$13,578
Not Rated - Non Agency	—	2,500	2,500
Total	$13,578	$2,500	$16,078

At December 31, 2025 and December 31, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual for the year ended December 31, 2025, 2024, or 2023.

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 2025 were as follows:

	December 31, 2025
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$399	$399
Due from one to five years	1,470	1,395	3,140	3,134
Due from after five to ten years	17,645	16,721	3,606	3,633
Due after ten years	46,330	39,838	6,653	6,588
Total	$65,445	$57,954	$13,798	$13,754

Securities with a fair value of $0.4 million and $0.4 million at December 31, 2025 and December 31, 2024, respectively, were pledged as collateral to secure public funds.

As of  December 31, 2025 and  December 31, 2024, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity.

There were no securities sold from the available-for-sale portfolio during the years ended December 31, 2025, 2024, and 2023.

The following tables summarize the fair value and unrealized losses at December 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$15,807	$(2,981)	$15,807	$(2,981)
Subordinated Debt	1,857	(45)	7,347	(623)	9,204	(668)
Municipal Securities
Taxable	—	—	7,689	(1,908)	7,689	(1,908)
Tax-exempt	—	—	14,796	(1,957)	14,796	(1,957)
U.S Governmental Agencies	—	—	579	(17)	579	(17)
Total	$1,857	$(45)	$46,218	$(7,486)	$48,075	$(7,531)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$17,105	$(4,105)	$17,105	$(4,105)
Subordinated Debt	215	(35)	7,191	(1,029)	7,406	(1,064)
Municipal Securities
Taxable	—	—	8,201	(2,422)	8,201	(2,422)
Tax-exempt	2,658	(36)	16,593	(2,367)	19,251	(2,403)
U.S Government Agencies	—	—	614	(24)	614	(24)
Total	$2,873	$(71)	$49,704	$(9,947)	$52,577	$(10,018)

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

At December 31, 2025, there were four subordinated debt securities with a fair value of $1.9 million in an unrealized loss position of less than 12 months. At December 31, 2025, there were five U.S. government agencies with fair values totaling approximately $0.6 million, twenty-one collateralized mortgage backed securities with a fair value totaling $15.8 million, nineteen subordinated debt securities with fair values of $7.3 million, ten taxable municipal securities with a fair value of $7.7 million, and twenty-four tax-exempt municipal securities with a fair value of $14.8 million that were in an unrealized loss position of more than 12 months. There were no securities sold during 2025, 2024, or 2023.

For held-to-maturity securities, an allowance for credit losses is required to absorb estimated lifetime credit losses.  The Company has assessed the risk of credit loss and has determined that no allowance for credit losses for held-to-maturity securities was necessary as of December 31, 2025 and 2024. The evaluation of credit risk includes consideration of the credit ratings of the issuers, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.

The Company periodically invests in New Market Tax Credit (NMTC) opportunities, related primarily to certain community development projects. The Company receives tax credits related to these investments, for which the Company typically acts as a limited partner and therefore does  not exert control over the operating or financial policies of the partnerships. These tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. On   January 1, 2024, the Company transitioned from the equity method of accounting and began applying the proportional amortization method of accounting to its qualifying new markets tax credit investments in addition to its low income housing tax credit partnerships already subject to the proportional amortization method. At  December 31, 2025 and December 31, 2024, the balance of the investments in new market tax credits was $10.7 million and  $9.4 million and the balance of the investments in Low-Income Housing Tax Credits (“LIHTC”) was  $7.0 million and  $7.6 million. These balances, as well as the nonmarketable securities that do not qualify for equity method accounting in the amount of $7.3 million as of  December 31, 2025 and $6.7 million as of  December 31, 2024 , are reflected in the other assets line on the consolidated statements of financial condition. These nonmarketable securities are recorded at cost because the ownership is restricted and lacks a market for resale. During the years ended  December 31, 2025 and December 31, 2024, the Company recognized amortization expense for the NM TC investments of  $2.3  million and $1.2  million and  $0.6  million and $0.6  million for the LIHTC investments, respectively, which was included within the income tax expense line item on the Consolidated Statements of Income (Loss) and the depreciation, amortization, and accretion, net line item on the Consolidated Statements of Cash Flows.

Note 4. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Residential Real Estate:
Single Family	$215,979	$204,357
Multifamily	225,420	234,884
Farmland	179	240
Commercial Real Estate:
Owner Occupied	448,539	372,412
Non-Owner Occupied	566,393	525,792
Construction & Land Development	300,666	393,385
Commercial – Non-Real Estate:
Commercial & Industrial	106,991	102,354
Consumer – Non-Real Estate:
Unsecured	210	343
Secured	938	1,231
Total Gross Loans	1,865,315	1,834,998
Less: Unearned fees	(4,174)	(4,992)
Less: Allowance for credit losses on loans	(19,308)	(19,450)
Net Loans	$1,841,833	$1,810,556

The unsecured consumer loans above include $0.2 million and $0.3 million of overdrafts reclassified as loans as of  December 31, 2025 and December 31, 2024, respectively.

There were non-accrual loans of $31.5 million and $21.7 million as of December 31, 2025 and December 31, 2024, respectively.

The following tables present the segments of the loan portfolio summarized by aging categories as of December 31, 2025 and December 31, 2024:

	December 31, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Non-accrual	Current Loans	Total Loans Receivable
Residential Real Estate:
Single Family	$3,096	$5,392	$—	$5,316	$202,175	$215,979
Multifamily	—	3,132	—	—	222,288	225,420
Farmland	—	—	—	—	179	179
Commercial Real Estate:
Owner Occupied	4,754	—	—	—	443,785	448,539
Non-Owner Occupied	14,923	—	—	314	551,156	566,393
Construction & Land Development	1,983	—	—	25,467	273,216	300,666
Commercial – Non-Real Estate:
Commercial & Industrial	—	—	—	385	106,606	106,991
Consumer – Non-Real Estate:
Unsecured	—	—	—	—	210	210
Secured	—	—	—	—	938	938
Total	$24,756	$8,524	$—	$31,482	$1,800,553	$1,865,315

	December 31, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Non-accrual	Current Loans	Total Loans Receivable
Residential Real Estate:
Single Family	$—	$62	$—	$1,162	$203,133	$204,357
Multifamily	—	—	—	—	234,884	234,884
Farmland	—	—	—	—	240	240
Commercial Real Estate:
Owner Occupied	—	—	—	—	372,412	372,412
Non-Owner Occupied	—	—	—	11,160	514,632	525,792
Construction & Land Development	—	—	—	4,235	389,150	393,385
Commercial – Non-Real Estate:
Commercial & Industrial	—	—	—	5,093	97,261	102,354
Consumer – Non-Real Estate:
Unsecured	—	—	—	—	343	343
Secured	—	—	—	—	1,231	1,231
Total	$—	$62	$—	$21,650	$1,813,286	$1,834,998

Note 5. Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses by loan class for the twelve months ended December 31, 2025, 2024, and 2023:

Allowance for Credit Losses By Portfolio Segment

For the twelve months ended December 31, 2025

	Real Estate
(Dollars in thousands)	Residential	Commercial	Construction	Commercial	Consumer	Total
Beginning Balance	$2,478	$11,321	$4,648	$993	$10	$19,450
Charge-offs	(200)	—	(35)	(623)	—	(858)
Recoveries	7	740	—	86	1	834
Provision (recovery)	151	(178)	(1,086)	1,000	(5)	(118)
Ending Balance	$2,436	$11,883	$3,527	$1,456	$6	$19,308

Allowance for Credit Losses By Portfolio Segment

For the twelve months ended December 31, 2024

	Real Estate
(Dollars in thousands)	Residential	Commercial	Construction	Commercial	Consumer	Total
Beginning Balance	$2,594	$8,888	$3,575	$1,435	$14	$16,506
Charge-offs	(132)	(740)	(3,684)	(4)	(9)	(4,569)
Recoveries	—	—	—	19	9	28
Provision (recovery)	16	3,173	4,757	(457)	(4)	7,485
Ending Balance	$2,478	$11,321	$4,648	$993	$10	$19,450

Allowance for Loan Losses By Portfolio Segment

For the twelve months ended  December 31, 2023

	Real Estate
(Dollars in thousands)	Residential	Commercial	Construction	Commercial	Consumer	Total
Beginning Balance, prior to adoption of ASC 326	$2,146	$7,159	$3,347	$1,418	$44	$14,114
Impact of adopting ASC 326	59	614	19	172	31	895
Charge-offs	—	—	—	(462)	(6)	(468)
Recoveries	7	—	—	—	15	22
Provision (recovery)	382	1,115	209	307	(70)	1,943
Ending Balance	$2,594	$8,888	$3,575	$1,435	$14	$16,506

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

The following table is a summary of the Company’s non-accrual loans by major categories for the periods indicated.

	December 31, 2025
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Residential Real Estate:
Single Family	$5,316	$—	$5,316
Commercial Real Estate:
Non-Owner Occupied	314	—	314
Construction & Land Development	25,467	—	25,467
Commercial & Industrial	385	—	385
Total	$31,482	$—	$31,482

	December 31, 2024
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Residential Real Estate:
Single Family	$1,162	$—	$1,162
Commercial Real Estate:
Non-Owner Occupied	11,160	—	11,160
Construction & Land Development	4,235	—	4,235
Commercial & Industrial	5,093	—	5,093
Total	$21,650	$—	$21,650

The Company recognized $2.0 million and $2.8 million of interest income on non-accrual loans during the year ended December 31, 2025 and 2024. Subsequent to December 31, 2025, $28.7 million of loans were placed on non-accrual. These loans are well collateralized and no losses are expected at this time, therefore no additional allowance for credit losses is required.

The following table represents the accrued interest receivables written off by reversing interest income during the year ended December 31, 2025 and 2024:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024
Residential Real Estate:
Single Family	$147	$103
Multifamily	322	176
Commercial Real Estate:
Non-Owner Occupied	5	481
Construction & Land Development	955	965
Commercial – Non-Real Estate:
Commercial & Industrial	—	180
Total	$1,429	$1,905

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral-dependent loans:

•	Residential real estate mortgage loans, including equity lines of credit, are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Commercial real estate loans can be secured by either owner-occupied commercial real estate or non-owner-occupied investment commercial real estate. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner-occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate where our borrower is the lessor.
•	Construction and land development loans are secured by real property where loan funds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner-user commercial properties.
•	Commercial and industrial loans are generally secured by equipment, inventory, accounts receivable, and other commercial property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans:

(Dollars in thousands)	As of December 31, 2025	As of December 31, 2024
Residential Real Estate:
Single Family	$15,183	$5,484
Multifamily	39,335	3,197
Commercial Real Estate:
Owner Occupied	235	—
Non-Owner Occupied	31,531	11,488
Construction & Land Development	34,085	28,374
Commercial & Industrial	4,795	8,880
Total	$125,164	$57,423

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

The following table shows the amortized cost basis as of December 31, 2025 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the twelve-month period ended December 31, 2025:

	December 31, 2025
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Residential Real Estate:
Single Family	$3,429	1.6%	Extended term on interest only payments for six months.
Multifamily	49,042	21.8%	Interest rate reduction and interest only for 12 months; Interest rate reduction.
Construction & Land Development	6,934	2.3%	Interest rate reduction and extended term for three years.
Commercial Real Estate:
Non-Owner Occupied	60,710	10.7%	Interest rate decrease and interest only for 12 months; interest only for 24 months.
Commercial – Non-Real Estate:
Commercial & Industrial	3,012	2.8%	Interest rate decrease; extended term for eight months.
Total	$123,127

	December 31, 2024
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Residential Real Estate:
Single Family	$3,813	1.9%	Extended term on interest only payments for six months. Deferred loan payment for three months.
Multifamily	9,570	4.1%	Interest rate reduction.
Construction & Land Development	31,153	7.9%	Interest rate reduction and extended term on interest only payments for two years. Extended amortization term for five years. Extended term on interest only payments for six months.
Commercial – Non-Real Estate:
Commercial & Industrial	3,998	3.9%	Extended term on interest only payments for seven months.
Total	$48,534

The Company monitors loan payments on performing and non-performing loans on an ongoing basis to determine if a loan is considered to have a payment default. Of the loans modified in the twelve-month period ended  December 31, 2025, one loan for $0.4 million was over 30 days past due as of  December 31, 2025 and two loans for $5.0 million were in payment default as of December 31, 2025. Of the loans modified in the twelve-month period ended  December 31, 2024, one loan for $0.4 million was over 30 days past due and was in payment default as of  December 31, 2024.

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

The following table presents the risk category of loans by credit quality indicators by year of origination as of December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans converted to Term	Total
Residential Real Estate - Single Family
Pass	$27,882	$15,103	$35,088	$16,171	$25,605	$54,528	$26,332	$—	$200,709
Criticized	1,451	500	—	—	—	—	—	—	1,951
Classified	—	—	2,423	1,368	7,552	1,976	—	—	13,319
Total Residential Real Estate - Single Family	$29,333	$15,603	$37,511	$17,539	$33,157	$56,504	$26,332	$—	$215,979
Current period gross write-offs	$—	$200	$—	$—	$—	$—	$—	$—	$200

Residential Real Estate - Multifamily
Pass	$16,403	$23,525	$12,886	$19,383	$24,061	$51,381	$25,344	$—	$172,983
Criticized	—	—	—	8,177	—	7,431	—	—	15,608
Classified	—	—	—	33,697	3,132	—	—	—	36,829
Total Residential Real Estate - Multifamily	$16,403	$23,525	$12,886	$61,257	$27,193	$58,812	$25,344	$—	$225,420
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$—	$63	$—	$—	$—	$116	$—	$—	$179
Total Residential Real Estate - Farmland	$—	$63	$—	$—	$—	$116	$—	$—	$179
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$87,190	$34,171	$79,624	$96,962	$35,029	$105,820	$5,008	$—	$443,804
Criticized	—	—	4,500	—	—	—	—	—	4,500
Classified	—	—	—	—	—	—	235	—	235
Total Commercial Real Estate - Owner Occupied	$87,190	$34,171	$84,124	$96,962	$35,029	$105,820	$5,243	$—	$448,539
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$17,696	$40,157	$5,048	$177,016	$52,156	$172,392	$14,815	$—	$479,280
Criticized	—	1,113	—	28,841	11,703	45,141	—	—	86,798
Classified	—	—	—	—	—	315	—	—	315
Total Commercial Real Estate - Non-Owner Occupied	$17,696	$41,270	$5,048	$205,857	$63,859	$217,848	$14,815	$—	$566,393
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & Land Development
Pass	$3,479	$644	$3,212	$19,238	$476	$528	$241,168	$—	$268,745
Criticized	—	—	—	—	—	—	1,660	—	1,660
Classified	4,596	—	—	1,949	—	—	23,716	—	30,261
Total Construction & Land Development	$8,075	$644	$3,212	$21,187	$476	$528	$266,544	$—	$300,666
Current period gross write-offs	$—	$—	$—	$—	$35	$—	$—	$—	$35

Commercial & Industrial
Pass	$23,351	$21,404	$5,568	$5,753	$5,237	$7,008	$35,401	$—	$103,722
Classified	—	—	—	—	12	619	2,638	—	3,269
Total Commercial & Industrial	$23,351	$21,404	$5,568	$5,753	$5,249	$7,627	$38,039	$—	$106,991
Current period gross write-offs	$—	$—	$—	$—	$319	$304	$—	$—	$623
					—
Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$210	$—	$210
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$210	$—	$210
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$126	$147	$27	$114	$—	$171	$353	$—	$938
Total Consumer - Secured	$126	$147	$27	$114	$—	$171	$353	$—	$938
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$176,127	$135,214	$141,453	$334,637	$142,564	$391,944	$348,631	$—	$1,670,570
Criticized	1,451	1,613	4,500	37,018	11,703	52,572	1,660	—	110,517
Classified	4,596	—	2,423	37,014	10,696	2,910	26,589	—	84,228
Total loans	$182,174	$136,827	$148,376	$408,669	$164,963	$447,426	$376,880	$—	$1,865,315
Current period gross write-offs	$—	$200	$—	$—	$354	$304	$—	$—	$858

The following table presents the risk category of loans by credit quality indicators as of  December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2024
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans converted to Term	Total
Residential Real Estate - Single Family
Pass	$18,439	$44,460	$17,803	$26,055	$29,482	$32,065	$24,643	$—	$192,947
Criticized	500	—	393	1,596	3,436	—	—	—	5,925
Classified	200	—	—	3,507	1,338	—	440	—	5,485
Total Residential Real Estate - Single Family	$19,139	$44,460	$18,196	$31,158	$34,256	$32,065	$25,083	$—	$204,357
Current period gross write-offs	$—	$—	$—	$—	$—	$132	$—	$—	$132

Residential Real Estate - Multifamily
Pass	$12,163	$5,314	$69,629	$24,693	$38,226	$23,199	$390	$—	$173,614
Criticized	—	26,250	—	11,703	606	19,514	—	—	58,073
Classified	—	—	—	3,197	—	—	—	—	3,197
Total Residential Real Estate - Multifamily	$12,163	$31,564	$69,629	$39,593	$38,832	$42,713	$390	$—	$234,884
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$106	$—	$—	$—	$—	$134	$—	$—	$240
Total Residential Real Estate - Farmland	$106	$—	$—	$—	$—	$134	$—	$—	$240
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$35,483	$67,043	$81,427	$41,167	$38,446	$79,425	$24,921	$—	$367,912
Criticized	—	4,500	—	—	—	—	—	—	4,500
Total Commercial Real Estate - Owner Occupied	$35,483	$71,543	$81,427	$41,167	$38,446	$79,425	$24,921	$—	$372,412
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$46,243	$7,549	$154,994	$58,931	$46,057	$152,963	$31,903	$—	$498,640
Criticized	—	—	—	—	15,664	—	—	—	15,664
Classified	—	11,160	—	—	328	—	—	—	11,488
Total Commercial Real Estate - Non-Owner Occupied	$46,243	$18,709	$154,994	$58,931	$62,049	$152,963	$31,903	$—	$525,792
Current period gross write-offs	$—	$740	$—	$—	$—	$—	$—	$—	$740

Construction & Land Development
Pass	$3,149	$5,358	$19,680	$8,849	$718	$234	$325,885	$—	$363,873
Criticized	—	—	—	—	—	—	1,138	—	1,138
Classified	—	—	1,950	—	—	—	26,424	—	28,374
Total Construction & Land Development	$3,149	$5,358	$21,630	$8,849	$718	$234	$353,447	$—	$393,385
Current period gross write-offs	$—	$289	$—	$259	$3,136	$—	$—	$—	$3,684

Commercial & Industrial
Pass	$32,769	$7,197	$10,237	$3,793	$2,026	$7,550	$29,902	$—	$93,474
Classified	319	—	—	3,712	—	1,600	3,249	—	8,880
Total Commercial & Industrial	$33,088	$7,197	$10,237	$7,505	$2,026	$9,150	$33,151	$—	$102,354
Current period gross write-offs	$4	$—	$—	$—	$—	$—	$—	$—	$4

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$343	$—	$343
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$343	$—	$343
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$187	$41	$184	$—	$13	$721	$85	$—	$1,231
Total Consumer - Secured	$187	$41	$184	$—	$13	$721	$85	$—	$1,231
Current period gross write-offs	$—	$—	$—	$—	$—	$9	$—	$—	$9

Total
Pass	$148,539	$136,962	$353,954	$163,488	$154,968	$296,291	$438,072	$—	$1,692,274
Criticized	500	30,750	393	13,299	19,706	19,514	1,138	—	85,300
Classified	519	11,160	1,950	10,416	1,666	1,600	30,113	—	57,424
Total loans	$149,558	$178,872	$356,297	$187,203	$176,340	$317,405	$469,323	$—	$1,834,998
Current period gross write-offs	$4	$1,029	$—	$259	$3,136	$141	$—	$—	$4,569

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., the commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed in Note 1. The allowance for credit losses for unfunded loan commitments of $0.3 million and $0.3 million at December 31, 2025 and 2024, is separately classified on the balance sheet.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the year ended December 31, 2025 and 2024. The increase in the balance of the allowance for credit losses for unfunded loan commitments during the year ended December 31, 2025, was due to the increase in the balance of unfunded commitments.

	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)	2025	2024
Beginning Balance	$287	$1,009
Provision for (recovery of) off-balance sheet credit losses, net	48	(722)
Ending Balance	$335	$287

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

(Dollars in thousands)	December 31, 2025	December 31, 2024
Beginning Balance	$42	$281
New loans and advances	115	16
Effect of changes in composition of related parties	707	—
Repayments	(41)	(255)
Ending Balance	$823	$42

The Bank maintains deposit accounts with some of its executive officers, directors, and their affiliated entities. Such deposit accounts at December 31, 2025 and December 31, 2024 amounted to approximately $100.3 million and $21.3 million, respectively.

Note 7. Premises and Equipment

Premises and equipment are summarized as follows at December 31:

(Dollars in thousands)	2025	2024
Cost
Building	$13,853	$13,050
Land	3,156	2,856
Leasehold improvements	1,091	1,091
Furniture, fixtures and equipment	4,843	4,690
Computer software and equipment	2,119	2,128
Total Cost	25,062	23,815
Less accumulated depreciation	(11,532)	(10,528)
Premises and equipment, net	$13,530	$13,287

Depreciation and amortization charged to operations were $1.1 million, $1.5 million, and $1.3 million during the years ended December 31, 2025,  December 31, 2024, and December 31, 2023, respectively.

Note 8. Property Held for Sale

During the three months ended  June 30, 2025, the Company acquired a building complex for possible future bank premises. The complex consists of three buildings and the associated land, and are part of the Core Banking segment. Two buildings were designated as held for sale upon acquisition and are in the property held for sale line item on the Consolidated Statements of Financial Condition as of   December 31, 2025. The sales of the two buildings are currently expected to close before June 30, 2026. The carrying amount of the two buildings designated as held for sale was $2.8 million as of  December 31, 2025.

Note 9. Deposits

Time deposits in denominations of $250,000 or more totaled approximately $416.8 million and $457.4 million at December 31, 2025 and 2024, respectively.

At December 31, 2025, maturities of time deposits are as follows:

(Dollars in thousands)	Year ended December 31,
2026	$681,793
2027	70,829
2028	23,734
2029	3,488
Thereafter	—
Total	$779,844

Wholesale deposits, as defined by the FDIC and pursuant to rule 12 CFR 337.6(e), totaled approximately $625.2 million and $702.8 million at December 31, 2025 and December 31, 2024, respectively.

Note 10. Borrowed Funds

The Bank has unsecured borrowing lines with various institutions. The Bank also has a credit availability agreement with the FHLB based on a percentage of total assets. This credit availability agreement provides the Bank with access to a myriad of advance products offered by the FHLB. The rate of interest charged is based on market conditions. At December 31, 2025, there were commercial real estate, residential 1-4 and multi-family loans totaling $1.6 billion used to collateralize FHLB advances.

(Dollars in thousands)	Outstanding Borrowings	Average balance	Weighted average interest rate paid during the year	Weighted average interest rate paid at December 31	Credit Availability
December 31, 2025
Federal funds purchased	$—	$1,973	4.71%	0.00%	$144,000
Federal Home Loan Bank advances	—	—	0.00%	0.00%	587,773
Total	$—	$1,973	0.00%	0.00%	$731,773

December 31, 2024
Federal funds purchased	$—	$9,941	5.78%	0.00%	$144,000
Federal Home Loan Bank advances	—	820	5.61%	0.00%	544,648
Total	$—	$10,761	5.77%	0.00%	$688,648

Note 11. Income Taxes

The Company files tax returns in the U.S. federal jurisdiction and required states. With few exceptions, the Bank is no longer subject to tax examination by tax authorities for years prior to 2021.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in non-interest expense and the tax’s calculation is unrelated to taxable income.

The provision for income taxes from continuing operations for the year ended December 31, 2025 consists of the following components in accordance with ASU 2023-09:

Year Ended December 31,
(Dollars in thousands)	2025
Current
Federal	$3,715
State	405
Total current tax provision	4,120
Deferred
Federal	(651)
State	9
Total deferred tax benefit	(642)
Total tax provision from continuing operations (1)	$3,478

(1) The Company does not have pretax income from continuing foreign operations or foreign tax expense.

Income taxes paid, net of refunds received by jurisdiction consisted of the following:

Year Ended December 31,
(Dollars in thousands)	2025
Federal	$94
States
District of Columbia	60
Maryland	14
Foreign	—
Total cash paid during the period for income taxes	$168

The provision for income taxes for the years ended December 31, 2024 and 2023 consists of the following components before the adoption of ASU 2023-09:

(Dollars in thousands)	2024	2023
Current expense	$604	$6,430
Deferred benefit	(4,528)	(191)
Total tax provision (benefit)	$(3,924)	$6,239

Income tax expense for the year ended December 31, 2025 differed from the federal statutory rate applied to income before income taxes for the following reasons in accordance with ASU 2023-09:

	Year Ended December 31,
	2025
		Percent of
	Amount	Pretax Income
(Dollars in thousands)
U.S. Federal Statutory Tax Rate	4,009	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	327	1.71%
Tax Credits
New markets	(2,671)	(13.99)%
Low income housing	(579)	(3.03)%
Other	(157)	(0.82)%
Nontaxable or Nondeductible Items
BOLI income	(261)	(1.37)%
Tax-exempt interest	(125)	(0.65)%
Proportional amortization expense	2,940	15.40%
Other	76	0.40%
Other Adjustments
Restricted stock adjustments	116	0.61%
Tax losses from partnership investments	(234)	(1.23)%
Other	37	0.19%
Total	3,478	18.22%

(1) State taxes in Washington D.C. made up the majority (greater than 50%) of the tax effect in this category.

Income tax expense for the years ended December 31, 2024 and 2023 differed from the federal statutory rate applied to income before income taxes for the following reasons before the adoption of ASU 2023-09:

	Year ended December 31,
(Dollars in thousands)	2024	2023
Computed “expected” income tax expense	$(2,921)	$6,893
Increase (decrease)in income taxes resulting from:
Tax exempt Interest	(112)	(136)
BOLI Income	(250)	(225)
Low Income Housing Investment amortization	1,700	386
State Income Taxes	(279)	649
Restricted Stock Adjustment	(36)	(100)
Federal tax credits	(2,363)	(1,317)
Other Adjustments	337	89
Total	$(3,924)	$6,239

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	December 31,
(Dollars in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$4,478	$4,475
Restricted stock	589	625
Net loan fees	968	1,148
Right-of-use liability	1,376	1,490
Accrued compensation	347	354
Unrealized losses on securities available-for-sale	1,723	2,303
Internally developed software costs	2,846	3,612
General business tax credits carryforward	1,424	—
Other	315	209
Gross deferred tax assets	14,066	14,216
Deferred tax liabilities:
Depreciation	5	110
Prepaid expense	19	16
Right-of-use asset	1,209	1,326
Other	117	110
Gross deferred tax liabilities	1,350	1,562
Net deferred tax asset	$12,716	$12,654

Note 12. Earnings Per Common Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which then shared in the earnings of the Bank. There were no such potentially dilutive securities outstanding in 2025, 2024, or 2023.

The weighted average number of shares used in the calculation of basic and diluted earnings per share includes unvested restricted shares of the Company’s common stock outstanding. Applicable guidance requires that outstanding unvested share-based payment awards that contain voting rights and rights to non-forfeitable dividends participate in undistributed earnings with common stockholders.

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net income (loss)	$15,613	$(9,980)	$26,585
Preferred stock dividends	(2,156)	(2,156)	(2,156)
Net income (loss) available to common shareholders	$13,457	$(12,136)	$24,429
Weighted average number of shares issued, basic and diluted	7,652,504	7,606,391	7,522,913
Earnings (loss) per common share:
Basic and diluted earnings (loss) per common share	$1.76	$(1.60)	$3.25

Note 13. Commitments and Contingencies

The Bank’s financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.

The amounts of loan commitments and standby letters of credit are set forth in the following table as of December 31, 2025 and 2024:

	December 31,
(Dollars in thousands)	2025	2024
Loan commitments	$202,626	$232,623
Standby letters of credit	$391	$241

Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of non-performance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank. The Bank has not incurred any losses on commitments in 2025, 2024, or 2023.

During 2020, the Bank made a commitment of $5.0 million to the Housing Equity Fund of Virginia XXIV, L.L.C. This commitment will be funded through capital calls from the fund. As of December 31, 2025, approximately $4.7 million has been deployed, with a remaining unfunded balance of approximately $0.3 million.

During 2020, the Bank made a commitment of $2.0 million to the Washington Housing Initiative Impact Pool, LLC. This commitment will be funded through capital calls from the fund. As of December 31, 2025, approximately $1.9 million has been deployed, with a remaining unfunded balance of approximately $0.1 million.

During 2022, the Bank made a commitment of $2.0 million to the VCDC Equity Fund 26, LLC. This commitment will be funded through capital calls from the fund and we expect our investment to be fully funded by December 31, 2028. As of December 31, 2025, approximately $1.2 million has been deployed, with a remaining unfunded balance of approximately $0.8 million.

During 2023, the Bank made a commitment of $2.0 million to the VCDC Equity Fund 27, LLC. This commitment will be funded through capital calls from the fund and we expect our investment to be fully funded by December 31, 2029. As of December 31, 2025, approximately $0.5 million has been deployed, with a remaining unfunded balance of approximately $1.5 million.

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

Information regarding the Company's leases as of and for the years ended  December 31, 2025 and 2024 were as follows:

	As of December 31,
(Dollars in thousands)	2025	2024
Lease liabilities	$5,935	$6,474
Right-of-use assets	$5,218	$5,762
Weighted-average remaining lease term – operating leases (in months).	137.3	145.4
Weighted-average discount rate – operating leases	2.79%	2.81%

	For the year ended December 31,
(Dollars in thousands)	2025	2024	2023
Lease Cost
Operating lease cost	$717	$693	$677
Total lease costs	$717	$693	$677
Cash paid for amounts included in measurement of lease liabilities	$680	$671	$639

As of December 31, 2025, all of the Company’s lease obligations are classified as operating leases. The Company does not have any finance lease obligations.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of December 31, 2025 is as follows:

(Dollars in thousands)
2026	$688
2027	706
2028	594
2029	605
2030	620
Thereafter	3,743
Total undiscounted cash flows	6,956
Discount	(1,021)
Lease liabilities	$5,935

Lessor Arrangements - The Company is the lessor for ten operating leases. One lease is extended on a month-to-month basis while the remainder of these leases have arrangements for longer terms, some with an option to extend the lease terms. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. The Company's leases do not contain non-lease components. Total rent income on these operating leases is approximately $29,000 per month.

Note 15. Significant Concentrations of Credit Risk

Substantially all the Bank’s loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan area. The concentrations of credit by type of loan are set forth in Note 4.

The Bank maintains its cash and federal funds sold in correspondent bank deposit accounts. The amount on deposit at December 31, 2025 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $115.1 million. The Bank has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks.

Note 16. Regulatory Matters

Information presented for December 31, 2025 and December 31, 2024, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk- weightings and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2024 and 2025 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2025, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Total capital (to risk-weighted assets)	$306,631	16.08%	$152,541	≥ 8.0%	$190,677	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$286,987	15.05%	$85,805	≥ 4.5%	$123,940	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$286,987	15.05%	$114,406	≥ 6.0%	$152,541	≥ 8.0%
Tier 1 capital (to average assets)	$286,987	13.28%	$86,467	≥ 4.0%	$108,083	≥ 5.0%
As of December 31, 2024
Total capital (to risk-weighted assets)	$296,584	15.69%	$151,269	≥ 8.0%	$189,086	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$276,847	14.64%	$85,089	≥ 4.5%	$122,906	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$276,847	14.64%	$113,451	≥ 6.0%	$151,269	≥ 8.0%
Tier 1 capital (to average assets)	$276,847	12.08%	$91,708	≥ 4.0%	$114,635	≥ 5.0%

Note 17. Defined Contribution Benefit Plan

The Bank adopted a 401(k) defined contribution plan on October 1, 2004, which is administered by Principal Investments. Participants have the right to contribute up to a maximum of 15% of pretax annual compensation or the maximum allowed by the Internal Revenue Code, whichever is less. The Bank began making a matching contribution to the plan on January 1, 2010. The Bank matches dollar for dollar up to 5% of eligible compensation up to the employee contribution of 5% of eligible compensation. The total amount the Bank matched during 2025, 2024, and 2023 was $1.0 million, $1.1 million, and $0.9 million, respectively.

Note 18. Stock Based Compensation Plan

ASC Topic 718, Compensation – Stock Compensation, requires the Company to recognize expense related to the fair value of share-based compensation awards in net income. Total compensation expense for restricted stock recorded for the years ended December 31, 2025, 2024, and 2023 were $2.6 million, $2.8 million, and $2.5 million, respectively.

On July 17, 2019, the Board of Directors of the Company adopted, and the Company’s shareholders subsequently approved, the MainStreet Bank 2019 Equity Incentive Plan (the “2019 Plan”), to provide officers, other selected employees and directors of the Company with additional incentives to promote the growth and performance of the Company. During the year ended December 31, 2025, there were 132,783 restricted shares awarded, 6,068 restricted shares were forfeited, and no stock options were awarded under the 2019 Plan. The restricted shares awarded during 2025 vest equally on an annual basis over a three, five, or ten year period. As a result of the stockholders’ approval of the 2019 Plan, no additional awards have been or will be made under the Company’s 2016 Plan, although all awards that were outstanding under the 2016 Plan as of July 17, 2019 remained outstanding in accordance with their terms.

A summary of the status of the Bank’s non-vested restricted stock shares as of December 31, 2025 and changes during the year ended December 31, 2025 is presented below:

Non-vested Restricted Stock Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	237,717	$23.62
Granted	132,783	16.91
Vested	(119,468)	23.27
Forfeited	(6,068)	21.44
Non-vested at December 31, 2025	244,964	$20.21

As of December 31, 2025, there was $2.5 million of total unrecognized compensation cost related to non-vested restricted stock awards. The cost is expected to be recognized over approximately five years. The total fair value of shares vested during the years ended December 31, 2025, 2024, and 2023 was $2.8 million, $2.0 million, and $2.9 million, respectively.

Note 19. Derivatives and Risk Management Activities

The Bank uses derivative financial instruments (or “derivatives”) primarily to assist customers with their risk management objectives. The Bank classifies these items as free standing derivatives consisting of customer accommodation interest rate loan swaps (or “interest rate loan swaps”). The Bank enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Bank receives a floating rate. These back-to-back interest rate loan swaps qualify as financial derivatives with fair values reported in other assets and other liabilities in the consolidated financial statements. Changes in fair value are recorded in other non-interest expense and net to zero because of the identical amounts and terms of the interest rate loan swaps.

The following tables summarize key elements of the Banks’s derivative instruments as of December 31, 2025 and December 31, 2024.

December 31, 2025
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$143,460	28	$—	$9,931	$—
Matched interest rate swap with counterparty	$143,460	28	$9,931	$—	$—

December 31, 2024
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$230,417	43	$—	$21,715	$—
Matched interest rate swap with counterparty	$230,417	43	$21,715	$—	$—

The Company is able to recognize fee income upon execution of the interest rate swap contract. Interest rate swap fee income for the twelve months ended December 31, 2025, 2024, and 2023 was $0, respectively.

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

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available-for-sale

Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of December 31, 2025 and December 31, 2024, the Bank’s entire portfolio of available-for-sale securities are considered to be Level 2 securities, with the exception of two subordinated debt securities and one preferred stock security, which are considered to be level 3 securities.

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of December 31, 2025 and December 31, 2024:

	December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$16,053	$—	$16,053
Subordinated Debt	—	10,456	750	11,206
Preferred Stock	—	—	468	468
Municipal Securities
Taxable	—	7,689	—	7,689
Tax-exempt	—	20,451	—	20,451
U.S. Government Agencies	—	2,087	—	2,087
Derivative asset – interest rate swap on loans	—	9,931	—	9,931
Total	$—	$66,667	$1,218	$67,885
Liabilities:
Derivative liability – interest rate swap on loans	—	9,931	—	9,931
Total	$—	$9,931	$—	$9,931

	December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$17,193	$—	$17,193
Subordinated Debt	—	7,657	250	7,907
Preferred Stock	—	—	453	453
Municipal Securities
Taxable	—	8,201	—	8,201
Tax-exempt	—	19,621	—	19,621
U.S. Government Agencies	—	2,372	—	2,372
Derivative asset – interest rate swap on loans	—	21,715	—	21,715
Total	$—	$76,759	$703	$77,462
Liabilities:
Derivative liability – interest rate swap on loans	—	21,715	—	21,715
Total	$—	$21,715	$—	$21,715

Reconciliation of Level 3 Inputs
(Dollars in thousands)	Subordinated Debt
December 31, 2024 fair value	$703
Change in fair value (1)	15
Purchase of security	500
December 31, 2025 fair value	$1,218

(1) The change in fair value from  December 31, 2024 to  December 31, 2025 is due to accretion of the underlying security given that it was purchased at a discount. The change in fair value is not due to fluctuating market conditions.

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

The Bank did not have any individually evaluated loans measured at fair value as of  December 31, 2025 and December 31, 2024.

Other real estate owned

Other real estate owned is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Bank. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Bank because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Credit Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other non-interest expense on the Consolidated Statements of Income.

Refer to the table below for OREO measured at fair value as of December 31, 2025. The Bank did not have any OREO measured at fair value as of   December 31, 2024.

Property held for sale

This real estate property is carried in the property held for sale line item on the Consolidated Statements of Financial Condition as of   December 31, 2025 at fair value based upon the transactional price if available, or the appraised value of the property. Refer to Note 8 for additional information on the property held for sale.

Refer to the table below for property held for sale measured at fair value as of December 31, 2025. The Bank did not have any property held for sale measured at fair value as of   December 31, 2024.

December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Property held for sale	$—	$—	$2,806	$2,806
Other real estate owned	—	—	1,697	1,697
Total	$—	$—	$4,503	$4,503

Fair Value Measurements at December 31, 2025
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Discount
Assets:
Property held for sale	$2,806	Transaction price	Estimated selling costs	1% - 5%
Other Real Estate Owned	1,697	Appraisals	Discount to reflect current market conditions and estimated selling costs	6% - 10%
Total	$4,503

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

December 31, 2025	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$162,756	$162,756	$162,756	$—	$—
Securities:
Available-for-sale	57,954	57,954	—	56,736	1,218
Held-to-maturity	13,798	13,754	—	13,754	—
Restricted securities	7,005	7,005	—	7,005	—
Loans, net	1,841,833	1,829,264	—	—	1,829,264
Derivative asset – interest rate swap on loans	9,931	9,931	—	9,931	—
Bank owned life insurance	40,752	40,752	—	40,752	—
Accrued interest receivable	10,562	10,562	—	10,562	—
Liabilities:
Deposits	$1,899,184	$1,900,529	$—	$1,119,340	$781,189
Subordinated debt, net	69,936	67,816	—	67,816	—
Derivative liability – interest rate swaps on loans	9,931	9,931	—	9,931	—
Accrued interest payable	2,532	2,532	—	2,532	—

December 31, 2024	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$207,708	$207,708	$207,708	$—	$—
Securities:
Available-for-sale	55,747	55,747	—	55,044	703
Held-to-maturity	16,078	15,865	—	15,865	—
Restricted securities	6,873	6,873	—	6,873	—
Loans, net	1,810,556	1,806,846	—	—	1,806,846
Derivative asset – interest rate swap on loans	21,715	21,715	—	21,715	—
Bank owned life insurance	39,507	39,507	—	39,507	—
Accrued interest receivable	9,059	9,059	—	9,059	—
Liabilities:
Deposits	$1,907,794	$1,910,018	$—	$1,088,506	$821,512
Subordinated debt, net	73,039	67,239	—	67,239	—
Derivative liability – interest rate swaps on loans	21,715	21,715	—	21,715	—
Accrued interest payable	3,362	3,362	—	3,362	—

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

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. There were no changes in methodologies or transfers between levels at December 31, 2025 from December 31, 2024.

Note 21. Other Real Estate Owned

At December 31, 2025 and 2024, the other real estate owned was $1.7 million and $0. OREO is comprised of one residential property located in Washington, D.C. Changes in the balance of OREO are as follows:

(Dollars in thousands)	2025	2024
Balance, beginning of year	$—	$—
Transfers between loans and other real estate owned	1,697	—
Balance, end of year	$1,697	$—

There were no expenses applicable to other real estate owned for the years ended December 31, 2025, 2024, and 2023.

As of December 31, 2025, there was one residential real estate loan for $0.5 million in the process of foreclosure. As of December 31, 2024, there were no real estate loans in the process of foreclosure.

Note 22. Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss net of deferred taxes, as of December 31, 2025 and December 31, 2024:

(Dollars in thousands)	2025	2024
Unrealized loss on available-for-sale securities	$(7,491)	$(10,014)
Unrealized loss on securities transferred to HTM	—	-
Tax effect	1,723	2,303
Total accumulated other comprehensive loss	$(5,768)	$(7,711)

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

On May 18, 2022, the Board of Directors of the Company authorized a common stock repurchase program to repurchase up to $7.5 million of the Company’s common stock at the discretion of management. The new common stock repurchase program replaced the Company’s previous repurchase plan which was authorized on October 22, 2020.  The Company repurchased approximately $445,000, $732,000, and $43,000 of common stock during the years ended December 31, 2025, 2024, and 2023, under this plan.

At the Annual Meeting of shareholders held on May 15, 2024, the Company's common shareholders approved a proposal to increase the number of shares of authorized common stock from 650,000 to 1,150,000 shares.

On October 16, 2025, the Board of Directors of the Company authorized a common stock repurchase program to repurchase up to $10.0 million of the Company’s outstanding common stock at the discretion of management. The new stock repurchase program replaces the Company’s previous program which was authorized on May 18, 2022. During the year ended December 31, 2025, the Company repurchased $3.9 million of common stock, under this plan.

Note 24. Subordinated Notes

On April 6, 2021, the Company completed the issuance of $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes in a private placement transaction to various accredited investors. The net proceeds of the offering are intended to retire the subordinated debt issued in 2016, to support growth and be used for other general business purposes. The notes have a maturity date of  April 15, 2031 and have an annual fixed interest rate of 3.75% until  April 15, 2026. Thereafter, the notes will have a floating interest rate based on three-month SOFR rate plus 302 basis points (3.02%) (computed on the basis of a 360-day year of twelve 30-day months) from and including April 15, 2026 to the maturity date or any early redemption date. Interest will be paid semi-annually, in arrears, on April 15 and October 15 of each year during the time that the notes remain outstanding through the fixed interest rate period or earlier redemption date. Interest will be paid quarterly, in arrears, on  April 15,  July 15, October 15 and January 15 throughout the floating interest rate period or earlier redemption date. $3 million of these subordinated notes were called in 2025.

On March 1, 2022, the Company completed the issuance of $43.8 million in aggregate principal amount of fixed-to-floating rate subordinated notes in a private placement transaction to various accredited investors. The net proceeds of the offering will be used to support growth and for other general business purposes. The notes have a maturity date of  March 15, 2032 and have an annual fixed interest rate of 4.00% until  March 15, 2027. Thereafter, the notes will have a floating interest rate based on three-month SOFR rate plus 233 basis points (2.33%) (computed on the basis of a 360-day year of twelve 30-day months) from and including March 15, 2027 to the maturity date or any early redemption date. Interest will be paid semi-annually, in arrears, on March 15 and September 15 of each year during the time that the notes remain outstanding through the fixed interest rate period or earlier redemption date. Interest will be paid quarterly, in arrears, on  March 15, June 15, September 15 and December 15 throughout the floating interest rate period or earlier redemption date. $0.5 million of these subordinated notes were called in 2025.

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

Condensed Parent Company Only

Condensed Statements of Financial Condition

(Dollars in thousands)

December 31,	2025	2024
Assets
Cash on deposit with subsidiary	$3,067	$5,356
Investment in subsidiary	282,644	269,239
Other assets	3,638	7,264
Total Assets	$289,349	$281,859
Liabilities:
Other liabilities	$822	$829
Subordinated debt, net of debt issuance costs	69,936	73,039
Stockholders’ equity	218,591	207,991
Total Liabilities and Stockholders’ Equity	$289,349	$281,859

Condensed Statements of Income (Loss)

(Dollars in thousands)

For the Year Ended December 31,	2025	2024	2023
Income
Dividends from subsidiary	$5,206	$5,203	$5,166
Gain on retirement of subordinated debt	273	—	—
Gain on equity securities	103	—	—
Total Income	5,582	5,203	5,166

Expenses
Subordinated debt interest expense	3,203	3,255	3,288
Non-interest expense	107	103	42
Total Expenses	3,310	3,358	3,330

Undistributed earnings of subsidiary	14,088	(12,733)	23,546
Net income (loss) before income taxes	$16,360	$(10,888)	$25,382
Income tax (benefit) expense	(747)	(908)	1,203
Net income (loss)	$15,613	$(9,980)	$26,585
Less: preferred stock dividends	(2,156)	(2,156)	(2,156)
Net income (loss) available to common shareholders	$13,457	$(12,136)	$24,429

Condensed Statements of Cash Flows

(Dollars in thousands)

Year Ended December 31,	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,613	$(9,980)	$26,585
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings (losses) of subsidiary	(14,088)	12,733	(23,546)
Stock based compensation	2,586	2,838	2,491
Depreciation, amortization, and accretion, net	865	1,308	397
Gain on retirement of subordinated debt	(273)	—	—
Decrease (increase) in other assets	2,330	295	(1,063)
Increase (decrease) in other liabilities	(7)	(16)	829
Net cash provided by operating activities	7,026	7,178	5,693
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted equity securities	(74)	(3,504)	(1,944)
Sale of equity securities to bank subsidiary	2,498	—	—
Investment from bank subsidiary	1,030	4,000	—
Net cash (used in) provided by investing activities	3,454	496	(1,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(4,336)	(732)	(43)
Cash dividends paid on preferred stock	(2,156)	(2,156)	(2,156)
Cash dividend paid on common stock	(3,050)	(3,046)	(3,011)
Net decrease in subordinated debt	(3,227)	—	—
Net cash provided by (used in) financing activities	(12,769)	(5,934)	(5,210)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,289)	1,740	(1,461)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,356	3,616	5,077
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,067	$5,356	$3,616

Note 26. Segment Information

The Company’s reportable segments are determined by the CFO, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered. They are also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The reportable segments during  2025 were corporate banking and financial technology. As of December 31, 2025, the financial technology segment has been shut down given the Company's decision to pivot away from operating certain BaaS services. The expenses for the year ended December 31, 2025 for the financial technology segment are elevated due activities related to shutting down the segment, such as canceling contracts and accelerating the remaining expense. The core banking segment will be the sole segment from this point on.

The chief operating decision maker evaluates the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company’s segments and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance of each segment to evaluate compensation of certain employees. Segment pretax profit or loss is used to assess the performance of the core banking segment by monitoring the margin between interest income and interest expense. Financial technology segment pretax profit or loss was used to assess the performance of the financial technology segment by monitoring the service charge income received on customer transactions. Loans and investments provide the revenues in the core banking segment, and service charges provided the revenues in the financial technology segment. Interest expense, provisions for credit losses, and salaries and employee benefits provide the significant expenses in the core banking segment. Salaries and employee benefits and outside services provided the significant expenses in the financial technology segment.  All operations are domestic.

Accounting policies for segments are the same as those described in Note 1.  Indirect expenses are allocated on revenue. Transactions among segments are made at fair value. Information reported internally for performance assessment by the chief operating decision maker is as follows, inclusive of reconciliations of significant segment totals to the financial statements:

	For the Year ended December 31, 2025
Dollars in thousands	Core Banking	Financial Technology	Consolidated
Interest income - loans, including fees - (1)	$123,496	$715	$124,211
Interest income - investments, other	7,377	—	7,377
Service charge income	1,563	621	2,184
Other fee income	1,843	—	1,843
Total consolidated income	$134,279	$1,336	$135,615

Less:
Interest expense - deposits	58,661	86	58,747
Interest expense - subordinated debt, other	3,296	—	3,296
Total consolidated interest expense	61,957	86	62,043
Segment gross profit	$72,322	$1,250	$73,572
Less:
Provision for credit losses	(70)	—	(70)
Salaries and employee benefits	29,020	2,567	31,587
Furniture and equipment expenses	2,755	1,085	3,840
Advertising and marketing	1,720	331	2,051
Outside services	1,559	2,217	3,776
Other operating expenses	12,913	384	13,297
Total non-interest expense	47,897	6,584	54,481
Segment profit (loss)	$24,425	$(5,334)	$19,091

Other segment disclosures
Interest income	130,873	715	131,588
Interest expense	61,957	86	62,043
Depreciation	1,125	20	1,145
Amortization	3,782	—	3,782
Other significant noncash items:
Provision for credit losses	(70)	—	(70)
Segment assets	2,212,656	13	2,212,669
Expenditures for segment assets	52,599	—	52,599
(1) - Includes transfer pricing on average deposits outstanding for the period

Other operating expenses for the core banking segment are occupancy expenses, franchise taxes, FDIC insurance, data processing expenses, administrative expenses and other operating expenses, which can all be seen on the Consolidated Statements of Income. Additionally, board expenses, shareholder expenses, settlement costs, workout expenses, and fees for brokered deposits, makeup the other operating expense line item on the Consolidated Statements of Income. Other operating expenses for the financial technology segment were administrative expenses and armored car services.

The core banking segment reported segment profit before income taxes of $24.4 million for the year ended December 31, 2025, compared to segment profit of $9.5 million for the year ended December 31, 2024. The increase in core banking segment profit was primarily related to:

•	Less interest expense on deposit accounts related to interest rate decreases in the year ended December 31, 2025.
•	Less provision for credit losses on loans recorded in the year ended December 31, 2025 compared to the year ended December 31, 2024, due to lower charge offs in 2025 compared to 2024.

The financial technology segment reported segment loss before income taxes of $5.3 million for the year ended December 31, 2025, compared to segment loss of $23.4 million for the year ended December 31, 2024. The decrease in financial technology segment loss was primarily related to:

•	No computer software intangible asset impairment recorded in the year ended December 31, 2025 compared to the year ended December 31, 2024.

	For the Year ended December 31, 2024
Dollars in thousands	Core Banking	Financial Technology	Consolidated
Interest income - loans, including fees - (1)	$123,609	$1,568	$125,177
Interest income - investments, other	9,438	—	9,438
Service charge income	1,298	698	1,996
Other fee income	1,256	—	1,256
Total consolidated income	$135,601	$2,266	$137,867

Less:
Interest expense - deposits	68,062	103	68,165
Interest expense - subordinated debt, other	3,876	—	3,876
Total consolidated interest expense	71,938	103	72,041
Segment gross profit	$63,663	$2,163	$65,826
Less:
Provision for credit losses	6,763	—	6,763
Salaries and employee benefits	28,207	2,268	30,475
Furniture and equipment expenses	2,944	692	3,636
Advertising and marketing	2,058	141	2,199
Outside Services	1,753	1,874	3,627
Computer software intangible impairment	—	19,721	19,721
Other operating expenses	12,473	836	13,309
Total non-interest expense	54,198	25,532	79,730
Segment profit (loss)	$9,465	$(23,369)	$(13,904)

Other segment disclosures
Interest income	133,047	1,568	134,615
Interest expense	71,938	103	72,041
Depreciation	1,450	20	1,470
Amortization	2,717	447	3,164
Other significant noncash items:
Provision for credit losses	6,763	—	6,763
Computer software intangible impairment	—	19,721	19,721
Segment assets	2,228,036	62	2,228,098
Expenditures for segment assets	158,263	4,880	163,143
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

The core banking segment reported segment profit before income taxes of $9.5 million for the year ended December 31, 2024, compared to $32.9 million for the year ended December 31, 2023. The decrease in core banking segment profit was primarily related to:

•	higher interest expense due primarily to higher rates on deposits and higher balances of interest-bearing deposits, specifically money market and time deposits;
•	higher provision for credit losses due primarily to loan growth, charge offs taken in 2024, as well as increasing qualitative factors within our model assumptions for increased levels of past dues and potential weaknesses in underlying collateral for certain asset classes;
•	higher other operating expenses due primarily to increases in meals and entertainment, board and shareholder expenses, settlement and workout costs, DDA losses, and brokered deposits fees.

The financial technology segment reported segment loss before income taxes of $23.4 million for the year ended December 31, 2024, compared to segment loss of $0.1 million for the year ended December 31, 2023. The increase in financial technology segment loss was primarily related to:

•	impairment of the computer software intangible asset. The impairment charge of $19.7 million reduced fully the carrying value of the Company's intangible asset of $19.1 million and the related prepaid asset of $621,000, consisting of the enhanced value of cloud development expenses;
•	higher salaries and employee benefits as well as outside services, primarily due to the development of the Avenu SaaS software program;
•	lower transfer pricing income for 2024 due primarily to lower deposit balances in the financial technology segment in 2024 compared to 2023.

	For the Year ended December 31, 2023
Dollars in thousands	Core Banking	Financial Technology	Consolidated
Interest income - loans, including fees - (1)	$114,120	$2,362	$116,482
Interest income - investments, other	7,939	—	7,939
Service charge income	1,281	868	2,149
Other fee income	1,191	—	1,191
Total consolidated income	$124,531	$3,230	$127,761

Less:
Interest expense - deposits	42,850	18	42,868
Interest expense - subordinated debt, other	4,811	—	4,811
Total consolidated interest expense	47,661	18	47,679
Segment gross profit	$76,870	$3,212	$80,082
Less:
Provision for loan losses	1,642	—	1,642
Salaries and employee benefits	26,688	1,579	28,267
Furniture and equipment expenses	2,431	356	2,787
Advertising and marketing	2,208	135	2,343
Outside services	1,206	838	2,044
Other operating expenses	9,800	375	10,175
Total non-interest expense	43,975	3,283	47,258
Segment profit (loss)	$32,895	$(71)	$32,824

Other segment disclosures
Interest income	122,059	2,362	124,421
Interest expense	47,661	18	47,679
Depreciation	1,242	20	1,262
Amortization	1,483	—	1,483
Other significant noncash items:
Provision for loan losses	1,642	—	1,642
Segment assets	2,020,693	14,739	2,035,432
Expenditures for segment assets	138,761	5,508	144,269
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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2025. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

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

Management, including the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Yount, Hyde & Barbour, P.C. (YHB), the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Form 10-K. YHB's attestation report on the Company’s internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

The 2025 consolidated financial statements have been audited by the independent registered public accounting firm of Yount, Hyde, & Barbour. P.C. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representation made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the consolidated financial statements.

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2025, none of the Company's directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to our directors, executive officers, and certain corporate governance practices is contained in our Proxy Statement for our 2025 Annual Meeting of Shareholders (the “Proxy Statement”) or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our Proxy Statement or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement or is an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025.

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-12B filed on February 15, 2019)
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K/A filed on August 1, 2025)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 16, 2023)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12B filed on February 15, 2019)
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

4.4	Form of Depositary Receipt representing the Depositary Shares (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on September 15, 2020)
4.5	Form of 3.75% Fixed-to-Floating Rate Subordinated Notes Due 2031 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 7, 2021)
4.6	Form of 4.00% Fixed-to-Floating Rate Subordinated Notes Due 2032 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 2, 2022)
10.1	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-12B filed on February 15, 2019)
10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-12B filed on February 15, 2019)
10.3	Employment Agreement with Jeff W. Dick (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12B filed on February 15, 2019)
10.4	Employment Agreement with Abdulhamid Hersiburane (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 21, 2022)
10.5	Employment Agreement with Thomas J. Chmelik (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 5, 2025)
10.6	2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 16, 2024)
10.7	Subordinated Note Purchase Agreement Dated as of April 6, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 7, 2021)
10.8

Form of Subordinated Note Purchase Agreement, dated March 1, 2022, between the Company and certain accredited investors and qualified institutional buyers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2022)

10.9	Form of Indemnification Agreement with each of Jeff W. Dick, Thomas J. Chmelik, and Abdul Hersiburane (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 21, 2022)
10.10	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 23, 2023).
10.11	Employment Agreement with Richard A. Vari (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 23, 2025).
10.12	Form of Indemnification Agreement with Richard A. Vari (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 27, 2025)
19.0	Insider Trading Policies and Procedures, as amended
21.1	Subsidiaries of the Registrant
23.1	Consent of Yount, Hyde & Barbour, P.C.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification
97.1	Policy Relating to the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company's Form 10-K filed on March 20, 2024
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

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

MAINSTREET BANCHSHARES, INC
(Registrant)

Date: March 13, 2026	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 13, 2026	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2026		/s/ Richard A. Vari
Richard A. Vari
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 13, 2026		/s/ Thomas J. Chmelik
Thomas J. Chmelik
Senior Executive Vice President and Secretary

Date: March 13, 2026		/s/ Charles C. Brockett
Charles C. Brockett
Director

Date: March 13, 2026		/s/ Paul T. Haddock
Paul Thomas Haddock
Director

Date: March 13, 2026		/s/ Patsy I. Rust
Patsy I. Rust
Director

Date: March 13, 2026		/s/ Terry M. Saeger
Terry M. Saeger
Director

Date: March 13, 2026		/s/ Darrell Green
Darrell Green
Director

Date: March 13, 2026		/s/ Russell Echlov
Russell Echlov
Director

Date: March 13, 2026		/s/ Rafael DeLeon
Rafael DeLeon
Director

Date: March 13, 2026		/s/ Wendy A. Hall
Wendy A. Hall
Director