Form 10-Q
period 2026-03-31
MainStreet Bancshares, Inc.
filed 2026-05-08
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2026, there were 7,117,438 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition as of  March 31, 2026 and December 31, 2025 (Dollars in thousands, except per share data)

	At March 31, 2026 (unaudited)	At December 31, 2025 (*)
Assets
Cash and due from banks	$33,044	$25,179
Interest-bearing deposits at other financial institutions	783	1,276
Federal funds sold	134,288	136,301
Cash and cash equivalents	168,115	162,756
Investment securities available-for-sale (AFS), at fair value	57,021	57,954
Investment securities held-to-maturity (HTM), at amortized cost, net of allowance for credit losses of $0 and $0, respectively	13,790	13,798
Restricted securities, at amortized cost	6,998	7,005
Loans, net of allowance for credit losses of $19,049 and $19,308, respectively	1,850,961	1,841,833
Premises and equipment, net	13,430	13,608
Property held for sale, at fair value	2,745	2,728
Other real estate owned, net	1,094	1,697
Accrued interest and other receivables	13,453	14,518
Bank owned life insurance	41,071	40,752
Other assets	54,615	56,020
Total Assets	$2,223,293	$2,212,669
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$359,113	$378,694
Interest-bearing demand deposits	120,700	119,407
Savings and NOW deposits	138,667	121,905
Money market deposits	545,804	499,334
Time deposits	750,441	779,844
Total deposits	1,914,725	1,899,184
Subordinated debt, net	70,035	69,936
Allowance for credit losses on off-balance sheet credit exposure	204	335
Other liabilities	23,345	24,623
Total Liabilities	2,008,309	1,994,078
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding at March 31, 2026 and December 31, 2025	27,263	27,263
Common stock, $4.00 par value, 15,000,000 shares authorized; issued and outstanding 7,324,049 shares (including 262,787 nonvested shares) at March 31, 2026 and 7,496,571 shares (including 244,964 nonvested shares) at December 31, 2025	28,247	29,008
Capital surplus	61,045	66,531
Retained earnings	104,360	101,557
Accumulated other comprehensive loss	(5,931)	(5,768)
Total Stockholders’ Equity	214,984	218,591
Total Liabilities and Stockholders’ Equity	$2,223,293	$2,212,669

*         Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income for the three months ended March 31, 2026 and 2025 (Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2026	2025
Interest Income
Interest and fees on loans	$29,518	$31,111
Interest and dividends on investments securities
U.S. government agencies	23	37
Mortgage-backed securities	84	86
Tax-exempt obligations of states and political subdivisions	287	263
Taxable obligations of states and political subdivisions	55	64
Other	256	233
Interest on interest-bearing deposits at other financial institutions	10	946
Interest on federal funds sold	985	223
Total Interest Income	31,218	32,963
Interest Expense
Interest on interest-bearing demand deposits	890	1,048
Interest on savings and NOW deposits	389	221
Interest on money market deposits	3,991	5,276
Interest on time deposits	7,650	9,031
Interest on federal funds purchased	25	65
Interest on subordinated debt	779	812
Total Interest Expense	13,724	16,453
Net Interest Income	17,494	16,510
Provision For Credit Losses - Loans	—	—
Provision For Credit Losses - Off-Balance Sheet Credit Exposure	(131)	—
Net Interest Income After Provision For Credit Losses	17,625	16,510
Non-Interest Income
Deposit account service charges	573	530
Bank owned life insurance income	319	302
Gain on retirement of subordinated debt	—	60
Loss on sale of other real estate owned	(685)	—
Other non-interest income	200	47
Total Non-Interest Income	407	939
Non-Interest Expense
Salaries and employee benefits	7,551	8,385
Furniture and equipment expenses	758	1,016
Advertising and marketing	296	481
Occupancy expenses	365	396
Outside services	460	1,173
Franchise tax	551	524
FDIC insurance	390	360
Data processing	367	362
Administrative expenses	241	229
Other real estate owned expenses	220	—
Other operating expenses	1,475	1,388
Total Non-Interest Expense	12,674	14,314
Income Before Income Taxes	5,358	3,135
Income Tax Expense	1,258	682
Net Income	$4,100	$2,453
Preferred Stock Dividends	539	539
Net Income Available to Common Shareholders	$3,561	$1,914
Earnings Per Common Share:
Basic	$0.48	$0.25
Diluted	$0.48	$0.25

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025 (Dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
Comprehensive Income, net of taxes
Net Income	$4,100	$2,453
Other comprehensive (loss) income, net of tax (benefit) expense:
Unrealized (loss) gain on available for sale securities arising during the period (net of tax (benefit) expense, ($47) and $101, respectively, for the three months ended March 31).	(163)	339
Comprehensive Income	$3,937	$2,792

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025 (Dollars in thousands, except per share data)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2025	$27,263	$29,008	$66,531	$101,557	$(5,768)	$218,591
Vesting of restricted stock, net of stock surrendered	—	333	(1,099)	—	—	(766)
Stock-based compensation expense	—	—	599	—	—	599
Common stock repurchased	—	(1,094)	(4,986)	—	—	(6,080)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(758)	—	(758)
Net income	—	—	—	4,100	—	4,100
Other comprehensive loss	—	—	—	—	(163)	(163)
Balance, March 31, 2026	$27,263	$28,247	$61,045	$104,360	$(5,931)	$214,984

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2024	$27,263	$29,466	$67,823	$91,150	$(7,711)	$207,991
Vesting of restricted stock	—	444	(444)	—	—	—
Stock-based compensation expense	—	—	579	—	—	579
Common stock repurchased	—	(100)	(346)	—	—	(446)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(759)	—	(759)
Net income	—	—	—	2,453	—	2,453
Other comprehensive income	—	—	—	—	339	339
Balance, March 31, 2025	$27,263	$29,810	$67,612	$92,305	$(7,372)	$209,618

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the three months ended March 31,	2026	2025
Cash Flows from Operating Activities
Net income	$4,100	$2,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	959	1,090
Amortization of right-of-use assets	128	129
Deferred income tax expense (benefit)	159	(212)
Gain on retirement of subordinated debt	—	(60)
Loss on sale of other real estate owned	685	—
Loss on disposal of premises and equipment	2	—
Provision for credit losses, net	(131)	—
Stock-based compensation expense	599	579
Income from bank owned life insurance	(319)	(302)
Subordinated debt amortization expense	99	99
Change in:
Accrued interest receivable and other receivables	1,065	1,704
Other assets	535	2,481
Other liabilities	(1,278)	(6,510)
Net cash provided by operating activities	6,603	1,451
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	412	682
Maturities, sales, called, refunded	250	—
Purchases	—	(502)
Activity in held-to-maturity securities:
Maturities, called, refunded	—	405
Purchases of equity securities	—	(3,531)
Purchases of restricted investment in bank stock	—	(132)
Redemption of restricted investment in bank stock	7	—
Net increase in loan portfolio	(10,222)	(1,233)
Proceeds from sale of other real estate owned	1,012	—
Purchase of premises and equipment, including property held for sale	(101)	(55)
Net cash used in investing activities	(8,642)	(4,366)
Cash Flows from Financing Activities
Net (decrease) increase in non-interest bearing demand deposits	(19,581)	21,012
Net increase (decrease) in interest-bearing demand, savings, NOW, money market and time deposits	35,122	(20,481)
Net decrease in subordinated debt	—	(940)
Cash dividends paid on preferred stock	(539)	(539)
Cash dividends paid on common stock	(758)	(759)
Repurchase of common stock for tax withholding on stock-based compensation	(766)	—
Repurchases of common stock	(6,080)	(446)
Net cash provided by (used in) financing activities	7,398	(2,153)
Increase (Decrease) in Cash and Cash Equivalents	5,359	(5,068)
Cash and Cash Equivalents, beginning of period	162,756	207,708
Cash and Cash Equivalents, end of period	$168,115	$202,640
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$13,251	$16,203
Cash paid during the period for income taxes	$—	$—
Supplemental Noncash Disclosures
Net unrealized (loss) gain on securities available-for-sale	$(210)	$440
Transfers from loans to other real estate owned	$1,094	$—

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

On April 18, 2019, the Company completed the registration of its common stock with the Securities Exchange Commission (the “SEC”) through its filing of a General Form for Registration of Securities on Form 10 (“Form 10”), pursuant to Section 12(b) of the Securities Exchange Act of 1934. The Company is considered an accelerated filer effective with the filing of the December 31, 2024 Annual Report on Form 10-K. We are also a “smaller reporting company” as defined in Exchange Act Rule 12b-2. As such, we may elect to comply with certain reduced public company reporting requirements in reports that we file with the SEC.

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

In  September 2021, MainStreet Bancshares, Inc. established MainStreet Community Capital, LLC, a wholly owned subsidiary, to be a community development entity (“CDE”). This CDE will be an intermediary vehicle for the provision of loans and investments in Low-Income Communities (“LICs”). In   January 2022, the Community Development Financial Institutions Fund (“CDFI”) of the United States Department of the Treasury certified MainStreet Community Capital, LLC as a registered CDE. MainStreet Community Capital's primary business objective is to apply for and receive New Market Tax Credit ("NMTC") allocations that are awarded and distributed annually.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2025 have been derived from the audited consolidated financial statements. These interim period financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K for the year ended December 31, 2025, filed by the Company with the SEC on March 13, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period. The Company’s significant accounting policies followed in preparation of the unaudited consolidated financial statements, are disclosed in Note 1 of the Notes to Consolidated Financial Statements in the 2025 Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025.

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

There were no accounting standard updates adopted in the three months ended March 31, 2026.

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

Note 2. Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized gains and losses, which are recognized in accumulated other comprehensive income (loss) for securities available-for-sale. The Company did not record an allowance for credit losses ("ACL") on its securities available-for-sale or held-to-maturity portfolio as of March 31, 2026 and  December 31, 2025.

Investment securities available-for-sale was comprised of the following:

	March 31, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$18,642	$4	$(3,012)	$15,634
Subordinated Debt	11,626	20	(641)	11,005
Preferred Stock	471	—	—	471
Municipal Securities:
Taxable	9,591	—	(1,921)	7,670
Tax-exempt	22,348	10	(2,154)	20,204
U.S. Governmental Agencies	2,044	9	(16)	2,037
Total	$64,722	$43	$(7,744)	$57,021

Investment securities held-to-maturity was comprised of the following:

	March 31, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$13,790	$20	$(111)	$13,699
Total	$13,790	$20	$(111)	$13,699

Investment securities available-for-sale was comprised of the following:

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$19,027	$7	$(2,981)	$16,053
Subordinated Debt	11,872	2	(668)	11,206
Preferred Stock	468	—	—	468
Municipal Securities:
Taxable	9,597	—	(1,908)	7,689
Tax-exempt	22,383	25	(1,957)	20,451
U.S. Governmental Agencies	2,098	6	(17)	2,087
Total	$65,445	$40	$(7,531)	$57,954

Investment securities held-to-maturity was comprised of the following:

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$13,798	$32	$(76)	$13,754
Total	$13,798	$32	$(76)	$13,754

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. All of the Company’s HTM securities with credit risk are obligations of states and political subdivisions. For HTM securities that are not rated, the Company evaluates the capital levels of the bond issuers on a quarterly basis. The Company’s HTM securities ACL was immaterial at  March 31, 2026 and December 31, 2025.

The following table presents the amortized cost of HTM securities as of  March 31, 2026 and  December 31, 2025 by security type and credit rating:

(Dollars in thousands)	Municipal Securities	Total HTM securities
March 31, 2026
Credit Rating:
AAA/AA/A	$13,790	$13,790
Total	$13,790	$13,790
December 31, 2025
Credit Rating:
AAA/AA/A	$13,798	$13,798
Total	$13,798	$13,798

As of  March 31, 2026 and  December 31, 2025, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual as of  March 31, 2026 and  December 31, 2025.

The scheduled maturities of securities available-for-sale and held-to-maturity at  March 31, 2026 were as follows:

	March 31, 2026
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$399	$400
Due from one to five years	1,970	1,884	3,140	3,135
Due from after five to ten years	17,865	16,937	4,102	4,118
Due after ten years	44,887	38,200	6,149	6,046
Total	$64,722	$57,021	$13,790	$13,699

The scheduled maturities of securities available-for-sale and held-to-maturity at  December 31, 2025 were as follows:

	December 31, 2025
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$399	$399
Due from one to five years	1,470	1,395	3,140	3,134
Due from after five to ten years	17,645	16,721	3,606	3,633
Due after ten years	46,330	39,838	6,653	6,588
Total	$65,445	$57,954	$13,798	$13,754

One security with a fair value of $0.4 million was pledged as collateral to secure public funds at March 31, 2026 and December 31, 2025, respectively.

The following tables summarize the fair value and unrealized loss positions of securities available-for-sale as of March 31, 2026 and December 31, 2025, aggregated by security type and length of time that individual securities have been in a continuous loss position:

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$15,410	$(3,012)	$15,410	$(3,012)
Subordinated Debt	1,647	(39)	7,117	(602)	8,764	(641)
Municipal securities:
Taxable	—	—	7,670	(1,921)	7,670	(1,921)
Tax-exempt	4,459	(131)	12,260	(2,023)	16,719	(2,154)
U.S. Governmental Agencies	—	—	573	(16)	573	(16)
Total	$6,106	$(170)	$43,030	$(7,574)	$49,136	$(7,744)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$15,807	$(2,981)	$15,807	$(2,981)
Subordinated Debt	1,857	(45)	7,347	(623)	9,204	(668)
Municipal Securities:
Taxable	—	—	7,689	(1,908)	7,689	(1,908)
Tax-exempt	—	—	14,796	(1,957)	14,796	(1,957)
U.S. Government Agencies	—	—	579	(17)	579	(17)
Total	$1,857	$(45)	$46,218	$(7,486)	$48,075	$(7,531)

The factors considered in evaluating securities for impairment include whether the Bank intends to sell the security, whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and whether the Bank expects to recover the security’s entire amortized cost basis. These unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, causing bond prices to decline, and are not attributable to credit deterioration. For the subordinated debt securities, the Company evaluates the capital levels of the issuers on a quarterly basis. The following description provides the number of investment positions in an unrealized loss position and approximate duration of that loss position.

At  March 31, 2026, there were ten tax-exempt municipal securities with a fair value totaling $4.5 million and three subordinated debt securities totaling $1.6 million in an unrealized loss position of less than 12 months. At  March 31, 2026, there were twenty-one collateralized mortgage backed securities with fair values totaling $15.4 million, eighteen subordinated debt securities totaling $7.1 million, nineteen tax-exempt municipal securities with a fair value totaling $12.3 million, ten taxable municipal securities with fair values totaling $7.7 million, and five government agency securities with a fair value totaling $0.6 million in an unrealized loss position of more than 12 months.

The Company periodically invests in New Market Tax Credit (NMTC) opportunities, related primarily to certain community development projects. The Company receives tax credits related to these investments, for which the Company typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. These tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. On  January 1, 2024, the Company transitioned from the equity method of accounting and began applying the proportional amortization method of accounting to its qualifying new markets tax credit investments in addition to its low income housing tax credit partnerships already subject to the proportional amortization method. At March 31, 2026 and December 31, 2025, the balance of the investments in new market tax credits was $10.1 million and $10.7 million and the balance of the investments in Low-Income Housing Tax Credits (“LIHTC”) was $6.8 million and $7.0 million. These balances, as well as the nonmarketable securities that do not qualify for equity method accounting in the amount of $7.3 million as of  March 31, 2026 and $7.3 million as of   December 31, 2025, are reflected in the other assets line on the Consolidated Statements of Financial Condition. During the three-month period ended  March 31, 2026 and 2025, the Company recognized amortization expense for the NMTC investments of $0.6 million and $0.5 million, and $0.2 million and $0.2 million for the LIHTC investments, respectively, which was included within the income tax expense line item on the Consolidated Statements of Income and the depreciation, amortization, and accretion, net line item on the Consolidated Statements of Cash Flows.

The restricted securities line on the Consolidated Statements of Financial Condition consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $5.2 million and $1.5 million respectively, as of March 31, 2026, compared to $5.2 million and $1.6 million, respectively, as of December 31, 2025. We also had $126,800 and $124,000 in Community Bankers Bank stock and Atlantic Community Bankers Bank stock, respectively as of  March 31, 2026 and  December 31, 2025.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Residential Real Estate:
Single Family	$214,371	$215,979
Multifamily	233,797	225,420
Farmland	122	179
Commercial Real Estate:
Owner Occupied	459,733	448,539
Non-Owner Occupied	564,962	566,393
Construction & Land Development	299,043	300,666
Commercial – Non-Real Estate:
Commercial & Industrial	100,782	106,991
Consumer – Non-Real Estate:
Unsecured	134	210
Secured	1,098	938
Total Gross Loans	1,874,042	1,865,315
Less: Unearned Fees, net	(4,032)	(4,174)
Less: Allowance for Credit Losses - Loans	(19,049)	(19,308)
Net Loans	$1,850,961	$1,841,833

The unsecured consumer loans above include $0.1 million and $0.2 million of overdrafts reclassified as loans at March 31, 2026 and December 31, 2025, respectively.

The following tables present the amortized cost basis by segments of the loan portfolio summarized by aging categories as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Non-accrual	Current	Total Loans Receivable
Residential Real Estate:
Single Family	$4,761	$4,170	$—	$4,300	$201,140	$214,371
Multifamily	6,180	—	—	3,700	223,917	233,797
Farmland	—	—	—	—	122	122
Commercial Real Estate:
Owner Occupied	—	—	—	4,736	454,997	459,733
Non-Owner Occupied	—	—	—	15,237	549,725	564,962
Construction & Land Development	935	—	—	25,420	272,688	299,043
Commercial – Non-Real Estate:
Commercial & Industrial	161	1,596	—	358	98,667	100,782
Consumer – Non-Real Estate:
Unsecured	—	—	—	—	134	134
Secured	9	16	—	—	1,073	1,098
Total	$12,046	$5,782	$—	$53,751	$1,802,463	$1,874,042

	December 31, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Non-accrual	Current	Total Loans Receivable
Residential Real Estate:
Single Family	$3,096	$5,392	$—	$5,316	$202,175	$215,979
Multifamily	—	3,132	—	—	222,288	225,420
Farmland	—	—	—	—	179	179
Commercial Real Estate:
Owner Occupied	4,754	—	—	—	443,785	448,539
Non-Owner Occupied	14,923	—	—	314	551,156	566,393
Construction & Land Development	1,983	—	—	25,467	273,216	300,666
Commercial – Non-Real Estate:
Commercial & Industrial	—	—	—	385	106,606	106,991
Consumer – Non-Real Estate:
Unsecured	—	—	—	—	210	210
Secured	—	—	—	—	938	938
Total	$24,756	$8,524	$—	$31,482	$1,800,553	$1,865,315

The following tables summarize the activity in the allowance for credit losses on loans by loan class for the three months ended March 31, 2026 and 2025.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended March 31, 2026	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,436	$11,883	$3,527	$1,456	$6	$19,308
Charge-offs	(282)	—	—	—	—	(282)
Recoveries	20	—	—	3	—	23
Provision for credit losses	266	(131)	(51)	(83)	(1)	—
Ending Balance	$2,440	$11,752	$3,476	$1,376	$5	$19,049

	Real Estate
For the three months ended March 31, 2025	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,478	$11,321	$4,648	$993	$10	$19,450
Charge-offs	—	—	—	—	—	—
Recoveries	2	—	—	7	1	10
Provision for credit losses	12	74	(546)	463	(3)	—
Ending Balance	$2,492	$11,395	$4,102	$1,463	$8	$19,460

The following table is a summary of the Company's non-accrual loans by major categories for the periods indicated.

	March 31, 2026
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Residential Real Estate:
Single Family	$4,300	$—	$4,300
Multifamily	3,700	—	3,700
Commercial Real Estate:
Owner Occupied	4,736	—	4,736
Non-Owner Occupied	15,237	—	15,237
Construction & Land Development	25,420	—	25,420
Commercial & Industrial	358	—	358
Total	$53,751	$—	$53,751

	December 31, 2025
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Residential Real Estate:
Single Family	$5,316	$—	$5,316
Commercial Real Estate:
Non-Owner Occupied	314	—	314
Construction & Land Development	25,467	—	25,467
Commercial & Industrial	385	—	385
Total	$31,482	$—	$31,482

The following table represents the accrued interest receivables written off by reversing interest income during the three months ended March 31, 2026 and 2025.

	For the three months ended March 31,	For the three months ended March 31,
	2026	2025
(Dollars in thousands)
Residential Real Estate:
Single Family	$—	$90
Multifamily	2	14
Commercial Real Estate:
Owner Occupied	103	—
Non Owner-Occupied	505	—
Total	$610	$104

During the three months ended March 31, 2026, $0.2 million of accrued interest reversed in 2025 was recovered. For the three months ended March 31, 2026, interest income on loans was impacted by $0.4 million in net reversals.

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

●	Residential real estate loans, including equity lines of credit, are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Commercial real estate loans can be secured by either owner-occupied commercial real estate or non-owner-occupied investment commercial real estate. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner-occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate where our borrower is the lessor.
●	Construction and land development loans are secured by real property where loan funds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner-user commercial properties.
●	Commercial and industrial loans are generally secured by equipment, inventory, accounts receivable, and other commercial property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans for the periods indicated:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Residential Real Estate:
Single Family	$14,841	$15,183
Multifamily	39,350	39,335
Commercial Real Estate:
Owner Occupied	14,941	235
Non-Owner Occupied	46,455	31,531
Construction & Land Development	33,060	34,085
Commercial & Industrial	4,817	4,795
Total	$153,464	$125,164

As of  March 31, 2026 and December 31, 2025, there was one residential real estate loan totaling $0.5 million in the process of foreclosure.

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

The Company did not modify any loans to borrowers experiencing financial difficulty during the three months ended March 31, 2026. The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

	Three months ended March 31, 2025

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial & Industrial	4,272	4.1%	Extended term on interest only payments for three months
Total	$4,272

The Company monitors loan payments on performing and non-performing loans on an ongoing basis to determine if a loan is considered to have a payment default. Of the loans modified during the 12 months prior to March 31, 2026 to borrowers experiencing financial difficulties, none were past due as of March 31, 2026 and none had a payment default during the three months ended March 31, 2026. Of the loans modified during the 12 months prior to March 31, 2025 to borrowers experiencing financial difficulties, two loans for $14.2 million were over 30 days past due and none had a payment default during the three months ended March 31, 2025.

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

The following tables summarize the recorded investment in the Company's loans by aggregate Pass and categories of Criticized and Classified within the Company’s internal risk rating system by year of origination as of March 31, 2026 and December 31, 2025.  The following tables also summarize gross charge-offs, by year of origination as of and for the three months ended March 31, 2026 and as of and for the year ended  December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
March 31, 2026
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single Family
Pass	$4,900	$28,824	$12,268	$34,233	$17,263	$77,779	$24,191	$—	$199,458
Criticized	—	1,451	500	—	—	—	—	—	1,951
Classified	—	—	—	3,095	1,359	8,508	—	—	12,962
Total Residential Real Estate - Single Family	$4,900	$30,275	$12,768	$37,328	$18,622	$86,287	$24,191	$—	$214,371
Current period gross charge-offs	$—	$—	$—	$—	$—	$282	$—	$—	$282

Residential Real Estate - Multifamily
Pass	$4,379	$16,703	$25,719	$13,585	$19,339	$75,057	$25,920	$—	$180,702
Criticized	—	—	—	—	8,218	7,878	177	—	16,273
Classified	—	3,700	—	—	29,998	3,124	—	—	36,822
Total Residential Real Estate - Multifamily	$4,379	$20,403	$25,719	$13,585	$57,555	$86,059	$26,097	$—	$233,797
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$—	$—	$59	$—	$—	$63	$—	$—	$122
Total Residential Real Estate - Farmland	$—	$—	$59	$—	$—	$63	$—	$—	$122
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$14,101	$86,179	$34,063	$68,231	$96,235	$138,865	$7,076	$—	$444,750
Criticized	—	—	—	—	—	—	235	—	235
Classified	—	—	—	14,748	—	—	—	—	14,748
Total Commercial Real Estate - Owner Occupied	$14,101	$86,179	$34,063	$82,979	$96,235	$138,865	$7,311	$—	$459,733
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$615	$17,659	$41,904	$4,961	$161,497	$214,569	$21,827	$—	$463,032
Criticized	—	—	1,113	—	28,841	56,738	—	—	86,692
Classified	—	—	—	—	14,923	315	—	—	15,238
Total Commercial Real Estate - Non-Owner Occupied	$615	$17,659	$43,017	$4,961	$205,261	$271,622	$21,827	$—	$564,962
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & Land Development
Pass	$189	$3,670	$642	$1,212	$18,435	$516	$237,627	$—	$262,291
Criticized	—	—	—	—	—	—	5,839	—	5,839
Classified	—	4,550	—	—	—	—	26,363	—	30,913
Total Construction & Land Development	$189	$8,220	$642	$1,212	$18,435	$516	$269,829	$—	$299,043
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & Industrial
Pass	$824	$18,108	$20,977	$4,584	$5,568	$10,220	$39,899	$—	$100,180
Classified	—	—	—	—	—	602	—	—	602
Total Commercial & Industrial	$824	$18,108	$20,977	$4,584	$5,568	$10,822	$39,899	$—	$100,782
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$134	$—	$134
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$134	$—	$134
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$21	$116	$137	$25	$99	$109	$591	$—	$1,098
Total Consumer - Secured	$21	$116	$137	$25	$99	$109	$591	$—	$1,098
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$25,029	$171,259	$135,769	$126,831	$318,436	$517,178	$357,265	$—	$1,651,767
Criticized	—	1,451	1,613	—	37,059	64,616	6,251	—	110,990
Classified	—	8,250	—	17,843	46,280	12,549	26,363	—	111,285
Total	$25,029	$180,960	$137,382	$144,674	$401,775	$594,343	$389,879	$—	$1,874,042
Current period gross charge-offs	$—	$—	$—	$—	$—	$282	$—	$—	$282

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single Family
Pass	$27,882	$15,103	$35,088	$16,171	$25,605	$54,528	$26,332	$—	$200,709
Criticized	1,451	500	—	—	—	—	—	—	1,951
Classified	—	—	2,423	1,368	7,552	1,976	—	—	13,319
Total Residential Real Estate - Single Family	$29,333	$15,603	$37,511	$17,539	$33,157	$56,504	$26,332	$—	$215,979
Current period gross charge-offs	$—	$200	$—	$—	$—	$—	$—	$—	$200

Residential Real Estate - Multifamily
Pass	$16,403	$23,525	$12,886	$19,383	$24,061	$51,381	$25,344	$—	$172,983
Criticized	—	—	—	8,177	—	7,431	—	—	15,608
Classified	—	—	—	33,697	3,132	—	—	—	36,829
Total Residential Real Estate - Multifamily	$16,403	$23,525	$12,886	$61,257	$27,193	$58,812	$25,344	$—	$225,420
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$—	$63	$—	$—	$—	$116	$—	$—	$179
Total Residential Real Estate - Farmland	$—	$63	$—	$—	$—	$116	$—	$—	$179
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$87,190	$34,171	$79,624	$96,962	$35,029	$105,820	$5,008	$—	$443,804
Criticized	—	—	4,500	—	—	—	—	—	4,500
Classified	—	—	—	—	—	—	235	—	235
Total Commercial Real Estate - Owner Occupied	$87,190	$34,171	$84,124	$96,962	$35,029	$105,820	$5,243	$—	$448,539
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$17,696	$40,157	$5,048	$177,016	$52,156	$172,392	$14,815	$—	$479,280
Criticized	—	1,113	—	28,841	11,703	45,141	—	—	86,798
Classified	—	—	—	—	—	315	—	—	315
Total Commercial Real Estate - Non-Owner Occupied	$17,696	$41,270	$5,048	$205,857	$63,859	$217,848	$14,815	$—	$566,393
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & Land Development
Pass	$3,479	$644	$3,212	$19,238	$476	$528	$241,168	$—	$268,745
Criticized	—	—	—	—	—	—	1,660	—	1,660
Classified	4,596	—	—	1,949	—	—	23,716	—	30,261
Total Construction & Land Development	$8,075	$644	$3,212	$21,187	$476	$528	$266,544	$—	$300,666
Current period gross charge-offs	$—	$—	$—	$—	$35	$—	$—	$—	$35

Commercial & Industrial
Pass	$23,351	$21,404	$5,568	$5,753	$5,237	$7,008	$35,401	$—	$103,722
Classified	—	—	—	—	12	619	2,638	—	3,269
Total Commercial & Industrial	$23,351	$21,404	$5,568	$5,753	$5,249	$7,627	$38,039	$—	$106,991
Current period gross charge-offs	$—	$—	$—	$—	$319	$304	$—	$—	$623

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$210	$—	$210
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$210	$—	$210
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$126	$147	$27	$114	$—	$171	$353	$—	$938
Total Consumer - Secured	$126	$147	$27	$114	$—	$171	$353	$—	$938
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$176,127	$135,214	$141,453	$334,637	$142,564	$391,944	$348,631	$—	$1,670,570
Criticized	1,451	1,613	4,500	37,018	11,703	52,572	1,660	—	110,517
Classified	4,596	—	2,423	37,014	10,696	2,910	26,589	—	84,228
Total	$182,174	$136,827	$148,376	$408,669	$164,963	$447,426	$376,880	$—	$1,865,315
Current period gross charge-offs	$—	$200	$—	$—	$354	$304	$—	$—	$858

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., the commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $0.2 million at March 31, 2026, $0.3 million at December 31, 2025, and $0.3 million at March 31, 2025, is separately classified on the balance sheet.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposure for the three months ended March 31, 2026 and 2025, respectively.

Three months ended March 31, 2026	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, December 31, 2025	$335
Recovery of off-balance sheet credit losses, net	(131)
Balance, March 31, 2026	$204

Three months ended March 31, 2025	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, December 31, 2024	$287
Balance, March 31, 2025	$287

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

The following tables summarize key elements of the Company’s derivative instruments as of March 31, 2026 and December 31, 2025.

March 31, 2026
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$142,474	28	$—	$10,100	$—
Matched interest rate swap with counterparty	$142,474	28	$10,100	$—	$—

December 31, 2025
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$143,460	28	$—	$9,931	$—
Matched interest rate swap with counterparty	$143,460	28	$9,931	$—	$—

The Company is able to recognize fee income upon execution of the interest rate swap contract. The Company did not record any interest rate swap fee income for the three months ended March 31, 2026 or 2025.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available-for-sale

Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of March 31, 2026, and December 31, 2025, the Bank’s entire portfolio of available-for-sale securities are considered to be Level 2 securities, with the exception of two subordinated debt securities and one preferred stock security which are considered Level 3 and are recorded at book value.

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$15,634	$—	$15,634
Subordinated Debt	—	10,255	750	11,005
Preferred Stock	—	—	471	471
Municipal Securities:
Taxable	—	7,670	—	7,670
Tax-exempt	—	20,204	—	20,204
U.S. Government Agencies	—	2,037	—	2,037
Derivative asset – interest rate swap on loans	—	10,100	—	10,100
Total	$—	$65,900	$1,221	$67,121
Liabilities:
Derivative liability – interest rate swap on loans	$—	$10,100	$—	$10,100
Total	$—	$10,100	$—	$10,100

	December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$16,053	$—	$16,053
Subordinated Debt	—	10,456	750	11,206
Preferred Stock	—	—	468	468
Municipal Securities:
Taxable	—	7,689	—	7,689
Tax-exempt	—	20,451	—	20,451
U.S. Government Agencies	—	2,087	—	2,087
Derivative asset – interest rate swap on loans	—	9,931	—	9,931
Total	$—	$66,667	$1,218	$67,885
Liabilities:
Derivative liability – interest rate swap on loans	$—	$9,931	$—	$9,931
Total	$—	$9,931	$—	$9,931

The table below shows the activity to the fair value of level three instruments during the three months ended March 31, 2026.

Reconciliation of Level 3 Inputs
(Dollars in thousands)
December 31, 2025 fair value	$1,218
Change in fair value (1)	3
March 31, 2026 fair value	$1,221

(1) The change in fair value from December 31, 2025 to  March 31, 2026 is due to accretion of the underlying security given that it was purchased at a discount. The change in fair value is not due to fluctuating market conditions.

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

Refer to the table below for OREO measured at fair value as of  March 31, 2026 and December 31, 2025.

Property held for sale

This real estate property is carried in the property held for sale line item on the Consolidated Statements of Financial Condition as of  March 31, 2026 at fair value based upon the transactional price if available, or the appraised value of the property. Refer to Note 8 for additional information on the property held for sale.

The following table summarizes the value of the Bank's assets as of  March 31, 2026 and December 31, 2025 that were measured at fair value on a nonrecurring basis during the period:

March 31, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$1,094	$1,094
Property held for sale	—	—	2,745	2,745
Total	$—	$—	$3,839	$3,839

December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other Real Estate Owned	$—	$—	$1,697	$1,697
Property held for sale	—	—	2,728	2,728
Total	$—	$—	$4,425	$4,425

	Fair Value Measurements at March 31, 2026
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Other Real Estate Owned	$1,094	Appraisals	Discount to reflect current market conditions and estimated selling costs	6% - 10%
Property held for sale	$2,745	Transaction price	Estimated selling costs	1% - 5%
Total	$3,839

	Fair Value Measurements at December 31, 2025
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Other Real Estate Owned	$1,697	Appraisals	Discount to reflect current market conditions and estimated selling costs	6% - 10%
Property held for sale	$2,728	Transaction price	Estimated selling costs	1% - 5%
Total	$4,425

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

March 31, 2026	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$168,115	$168,115	$168,115	$—	$—
Securities:
Available-for-sale	57,021	57,021	—	55,800	1,221
Held-to-maturity	13,790	13,699	—	13,699	—
Restricted securities	6,998	6,998	—	6,998	—
Loans, net	1,850,961	1,845,508	—	—	1,845,508
Derivative asset – interest rate swap on loans	10,100	10,100	—	10,100	—
Bank owned life insurance	41,071	41,071	—	41,071	—
Accrued interest receivable	10,388	10,388	—	10,388	—
Liabilities:
Deposits	$1,914,725	$1,914,231	$—	$1,164,284	$749,947
Subordinated debt, net	70,035	68,238	—	68,238	—
Derivative liability – interest rate swaps on loans	10,100	10,100	—	10,100	—
Accrued interest payable	2,529	2,529	—	2,529	—

December 31, 2025	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$162,756	$162,756	$162,756	$—	$—
Securities:
Available-for-sale	57,954	57,954	—	56,736	1,218
Held-to-maturity	13,798	13,754	—	13,754	—
Restricted securities	7,005	7,005	—	7,005	—
Loans, net	1,841,833	1,829,264	—	—	1,829,264
Derivative asset – interest rate swap on loans	9,931	9,931	—	9,931	—
Bank owned life insurance	40,752	40,752	—	40,752	—
Accrued interest receivable	10,562	10,562	—	10,562	—
Liabilities:
Deposits	$1,899,184	$1,900,529	$—	$1,119,340	$781,189
Subordinated debt, net	69,936	67,816	—	67,816	—
Derivative liability – interest rate swaps on loans	9,931	9,931	—	9,931	—
Accrued interest payable	2,532	2,532	—	2,532	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. Assumptions utilized in the aggregation of fair value of our loan portfolio include prepayment rates, probability of default and loss given default, and discount rates on cash flows. Our third party valuation utilizes average data by homogenous loan segments nationwide and may not properly reflect the characteristics of our specific portfolio. There were no changes in methodologies or transfers between levels during the periods ended  March 31, 2026 and December 31, 2025.

Note 6. Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which then shared in the earnings of the Company. There were no such potentially dilutive securities outstanding in 2026 or 2025.

The weighted average number of shares used in the calculation of basic and diluted earnings per common share includes nonvested restricted shares of the Company’s common stock outstanding. Applicable guidance requires that outstanding nonvested share-based payment awards that contain voting rights and rights to non-forfeitable dividends participate in undistributed earnings with common shareholders.

	For the Three Months Ended March 31,
(Dollars in thousands, except for share and per share data)	2026	2025
Net income	$4,100	$2,453
Preferred stock dividends	(539)	$(539)
Net income available to common shareholders	$3,561	$1,914
Weighted average number of common shares issued, basic and diluted	7,484,310	7,636,191
Earnings per common share:
Basic and diluted earnings per common share	$0.48	$0.25

Note 7. Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes, as of March 31, 2026,  December 31, 2025, and March 31, 2025.

(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Unrealized loss on investment securities available-for-sale	$(7,701)	$(7,491)	$(9,574)
Tax effect	1,770	1,723	2,202
Total accumulated other comprehensive loss	$(5,931)	$(5,768)	$(7,372)

There were no reclassifications during the periods ending March 31, 2026 and December 31, 2025.

Note 8: Property Held For Sale

During the three months ended June 30, 2025, the Company acquired a building complex for possible future bank premises. The complex consists of three buildings and the associated land. Two buildings were designated as held for sale upon acquisition and are in the property held for sale line item on the Consolidated Statements of Financial Condition as of  March 31, 2026. The sales of the two buildings are currently expected to close in 2026. The carrying amount of the two buildings designated as held for sale was $2.7 million as of March 31, 2026.

Note 9: Segment Reporting

The Company’s reportable segment is determined by the CFO, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker evaluates the financial performance of the Company’s business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The  chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results, are used in assessing performance and establishing compensation. Interest on loans and investments and fees from deposit accounts, provide the revenues in the core banking operation. Interest expense, provision for credit losses, and salaries provide the significant expenses in the core banking operation. All operations are domestic. The results of operations for the Company’s single reporting segment are shown within the Consolidated Statements of Income and Consolidated Statements of Financial Condition.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2025, previously filed with the SEC on March 13, 2026. Results for the three months ended March 31, 2026 are not necessarily indicative of results for the year ending December 31, 2026 or any future period.

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

●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;

●	liquidity, interest rate and operational risks associated with our business;

●	implications of our status as a smaller reporting company;

●	a work stoppage, forced quarantine, or other interruption or the unavailability of key employees;

●	volatility in the financial institution industry, including failures and/or rumors of possible failures of other financial institutions and actions by regulatory authorities in response thereto;

●	litigation or governmental actions;

●	impairment of a material asset;

●	federal layoffs and shut downs, and potential government contract terminations or non-renewals;

●	possible income tax and accounting effects of recently enacted legislation; and

●	"Risk Factors" and other information included in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q.

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

MainStreet Bank

MainStreet Bank is a community commercial bank incorporated in and chartered by the Commonwealth of Virginia. The Bank is a member of the Federal Reserve Bank of Richmond, and its deposits are insured by the FDIC. The Bank opened for business on May 26, 2004, and is headquartered in Fairfax, Virginia. We currently operate seven Bank branches; located in Herndon, Fairfax, McLean, Clarendon, Leesburg, and Middleburg in Virginia, and one in Washington D.C. The Bank has two subsidiaries, both limited liability companies, that it uses to hold real estate acquired through foreclosure.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2026, have remained unchanged since our Annual Report on Form 10-K for the year ended December 31, 2025 was filed, unless noted herein. Any changes are discussed under "Recently Adopted Accounting Developments" in Note 1 of the Notes to Consolidated Financial Statements.

Comparison of Statements of Income for the Three Months Ended March 31, 2026 and 2025

General

Total interest income decreased $1.7 million for the three months ended March 31, 2026 from the same period in 2025. The decrease was primarily the result of a decrease in interest and fees on loans of $1.6 million due to changes in interest rates. Total interest expense decreased $2.7 million for the three months ended March 31, 2026 from the same period in 2025 due to fluctuations in deposit interest expense described below. Net interest income increased $1.0 million for the three months ended March 31, 2026 from the same period in 2025. The recovery of credit losses was $0.1 million for the three months ended March 31, 2026 compared to no provision for credit losses for the three months ended March 31, 2025. Non-interest income decreased $0.5 million for the three months ended March 31, 2026 from the same period in 2025. The decrease in non-interest income was primarily due to a $0.7 million loss on sale of other real estate owned. Non-interest expense decreased by $1.6 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to decreases in salaries and employee benefits, outside services, furniture and equipment, and advertising and marketing expenses. Net income increased $1.6 million to $4.1 million for the three months ended March 31, 2026 from $2.5 million for the three months ended March 31, 2025. The increase in net income was primarily driven by the decrease in deposit interest expense as well as a decrease in non-interest expense.

Interest Income

Total interest income decreased $1.7 million or 5.3%, to $31.3 million for the three months ended March 31, 2026 from $33.0 million for the three months ended March 31, 2025, on a tax equivalent basis. The decrease was primarily the result of a decrease in interest and fees on loans of $1.6 million. Total average interest-earning assets increased $13.3 million, to $2.05 billion for the three months ended March 31, 2026 from $2.04 billion for the same period in 2025 primarily because of an increase of $25.3 million in the average balance of loans offset by a decrease of $9.5 million in the average balance of federal funds sold and interest bearing deposits at other financial institutions and a $2.4 million decrease in the average balance of investment securities. The average yield on our interest-earning assets decreased 38 basis points to 6.19% for the three months ended March 31, 2026 as compared to 6.57% for the three months ended March 31, 2025 primarily due to market conditions. For the three months ended March 31, 2026, the Company reversed $610,000 in accrued interest income in relation to loans placed on non-accrual, as compared to $104,000 for the three months ended March 31, 2025. During the three months ended March 31, 2026, $206,000 of accrued interest reversed in 2025 was recovered and $80,000 of interest was received related to a refund of federal income taxes, for a net adjustment of $324,000 to interest income.

Interest and fees on loans decreased $1.6 million, to $29.5 million for the three months ended March 31, 2026 from $31.1 million for the same period in 2025. There was a 44 basis point decrease in the average loans yields, which was 6.42% for the three months ended March 31, 2026 compared to 6.86% for the three months ended March 31, 2025. The average balance of loans increased $25.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Interest income on federal funds sold and interest-earning deposits decreased by $0.17 million to $1.00 million for the three months ended March 31, 2026, from $1.17 million for the three months ended March 31, 2025. The average balance of interest-earning deposits and federal funds sold decreased $9.5 million to $102.2 million for the three months ended March 31, 2026 from $111.7 million for the same period in 2025. The average yield on federal funds sold and interest-earning deposits decreased to 3.95% for the three months ended March 31, 2026 from 4.24% for the same period in 2025.

Interest on investment securities was $0.8 million for the three months ended March 31, 2026 and $0.8 million for the three months ended March 31, 2025 on a fully tax-equivalent basis. Interest on investments in U.S. Government Agencies and U.S. Municipals was $0.4 million for the three months ended March 31, 2026 and $0.4 million for the three months ended March 31, 2025. Interest on mortgage-backed securities was $0.1 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025. Subordinated debt interest income was $0.2 million for the three months ended March 31, 2026, and $0.1 million for the three months ended March 31, 2025. The average yield on taxable securities increased  20 basis points, to 3.41%  and the average yield on tax-exempt securities increased 23 basis points, to 4.07% on a tax equivalent basis for the three months ended March 31, 2026, from 3.84%, respectively, for the same period in 2025. Due to the increase in average yield, interest on investment securities increased despite the average balance of investment securities decreasing by $2.4 million, to $85.9 million for the three months ended March 31, 2026, from $88.3 million for the three months ended March 31, 2025.

Interest Expense

Total interest expense decreased $2.7 million to $13.7 million for the three months ended March 31, 2026 from $16.5 million for the three months ended March 31, 2025, primarily due to a $2.7 million decrease in interest expense on interest bearing deposits and a $0.1 million decrease in total interest expense paid on borrowings.

Interest expense on deposits decreased $2.7 million to $12.9 million for the three months ended March 31, 2026 from $15.6 million for the three months ended March 31, 2025 primarily as a result of a decrease in yields on cost of funds. The increase in average balance of interest-bearing deposits was $4.9 million to $1.52 billion during the three months ended March 31, 2026 as compared to $1.52 billion for the three months ended March 31, 2025. The increase in the average balance of interest-bearing deposits was primarily a result of a $67.1 million increase in the average balance of savings and NOW deposits and a $8.2 million increase in interest-bearing demand deposits, offset by a $46.0 million decrease in the average balance of money market deposit accounts and a $24.4 million decrease in the average balance of time deposits, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The average cost of interest-bearing deposits was 3.45% for the three months ended March 31, 2026, compared to 4.17% for the three months ended March 31, 2025. The average rate paid on money market deposits decreased 69 basis points to 3.29% for the three months ended March 31, 2026 from 3.98% for the three months ended March 31, 2025. The average rate paid on interest-bearing demand deposits decreased 79 basis points to 3.02% for the three months ended March 31, 2026 from 3.81% for the three months ended March 31, 2025 primarily due to the interest rate environment and our ability to reprice these deposits. The average rate paid on savings and NOW deposits decreased 15 basis points to 1.17% for the three months ended March 31, 2026 from 1.32% for the three months ended March 31, 2025. The average cost of time deposits decreased by 58 basis points to 4.01% for the three months ended March 31, 2026 as compared to 4.59% for the three months ended March 31, 2025. The average balance of non-interest bearing demand deposits and other liabilities increased $15.8 million to $369.5 million for the three months ended March 31, 2026, compared to $353.7 million for the three months ended March 31, 2025. The increase was primarily the result of an increase non-interest bearing demand deposits.

Net Interest Income

Net interest income increased approximately $1.0 million, or 6.0%, to $17.6 million for the three months ended March 31, 2026 from $16.6 million for the three months ended March 31, 2025, on a tax equivalent basis. Our net interest-earning assets increased $14.5 million to $459.2 million for the three months ended March 31, 2026 from $444.7 million for the three months ended March 31, 2025. The interest rate spread increased by 31 basis points to 2.69% for the three months ended March 31, 2026 from 2.38% for the three months ended March 31, 2025, on a tax equivalent basis. The net interest margin increased by 17 basis point from 3.30% for the three months ended March 31, 2025 to 3.47% for the three months ended March 31, 2026 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Three Months Ended March 31,
	2026			2025
	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,863,613	$29,518	6.42%	$1,838,358	$31,111	6.86%
Investment securities:
Taxable	49,742	418	3.41%	53,143	420	3.21%
Tax-exempt	36,164	363	4.07%	35,200	333	3.84%
Interest-bearing deposits at other financial institutions	1,103	10	3.68%	2,039	22	4.38%
Federal funds sold	101,091	985	3.95%	109,651	1,147	4.24%
Total interest-earning assets	$2,051,713	$31,294	6.19%	$2,038,391	$33,033	6.57%
Non-interest-earning assets	128,115			117,070
Total assets	$2,179,828			$2,155,461
Interest-bearing liabilities:
Interest-bearing demand deposits	$119,624	$890	3.02%	$111,413	$1,048	3.81%
Savings and NOW deposits	134,931	389	1.17%	67,851	221	1.32%
Money market deposits	491,732	3,991	3.29%	537,733	5,276	3.98%
Time deposits	773,632	7,650	4.01%	798,007	9,031	4.59%
Total interest-bearing deposits	$1,519,919	$12,920	3.45%	$1,515,004	$15,576	4.17%
Federal funds purchased	2,557	25	3.97%	5,610	65	4.70%
Subordinated debt, net	69,996	779	4.51%	73,043	812	4.51%
Total interest-bearing liabilities	$1,592,472	$13,724	3.50%	$1,593,657	$16,453	4.19%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	369,543			353,711
Total liabilities	$1,962,015			$1,947,368
Stockholders’ equity	217,813			208,093
Total liabilities and stockholders’ equity	$2,179,828			$2,155,461
Net interest income		$17,570			$16,580
Interest rate spread(2)			2.69%			2.38%
Net interest-earning assets(3)	$459,241			$444,734
Net interest margin(4)			3.47%			3.30%
Average interest-earning assets to average interest-bearing liabilities	128.8%			127.9%

(1)	Includes loans classified as non-accrual.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a fully tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Three Months Ended
	March 31, 2026 and 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,572	$(4,165)	$(1,593)
Investment securities	(22)	50	28
Interest-bearing deposits at other financial institutions	(9)	(3)	(12)
Federal funds sold	(86)	(76)	(162)
Total interest-earning assets	2,455	(4,194)	(1,739)
Interest-bearing liabilities:
Interest-bearing demand deposits	421	(579)	(158)
Savings and NOW accounts	334	(166)	168
Money market deposits	5,158	(6,443)	(1,285)
Time deposits	(269)	(1,112)	(1,381)
Total interest-bearing deposits	5,644	(8,300)	(2,656)
Federal funds purchased	(31)	(9)	(40)
Subordinated debt, net	(33)	—	(33)
Total interest-bearing liabilities	5,580	(8,309)	(2,729)
Change in net interest income	$(3,125)	$4,115	$990

Provision for Credit Losses

Management believes that the allowance for credit losses recorded for the period ended March 31, 2026 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of any elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

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

The provision for credit losses on loans was $0 for the three months ended March 31, 2026 and March 31, 2025.  There was no provision for credit losses on loans for the three months ended March 31, 2026 due to increases in collateral dependent loans, which were individually evaluated and determined not to require an allowance for credit losses, and charge-offs incurred offset by loan growth for the period. During the three months ended March 31, 2026, there were $0.3 million charge-offs incurred and recoveries of $23,000 were received. During the three months ended March 31, 2025, there were $0.0 charge-offs incurred and recoveries of $10,000 were received.  Loan originations, which totaled approximately $33.2 million for the three months ended March 31, 2025 increased $2.0 million to $35.2 million for the three months ended March 31, 2026.

The recovery of credit losses on off-balance sheet credit exposure was $0.1 million for the three months ended March 31, 2026 compared to a recovery of credit losses of $0.0 for the three months ended March 31, 2025. The recovery of credit losses on off-balance sheet credit exposure for the three months ended March 31, 2026 was primarily related to decreases in expected utilization rates.

Non-Interest Income

Non-interest income decreased $0.5 million, or 56.7%, to $0.4 million for the three months ended March 31, 2026 from $0.9 million for the three months ended March 31, 2025. The decrease in non-interest income was primarily due to a $0.7 million loss on the sale of other real estate owned during the three months ended March 31, 2026. This is offset by an increase of $0.2 million in other non-interest income due to a prepayment fee recognized during the three months ended March 31, 2026. The Company continues to focus on increasing non-interest income as it continues to add services that strategically benefit our customers.

Non-Interest Expense

Non-interest expense decreased $1.6 million, or 11.5%, to $12.7 million for the three months ended March 31, 2026, from $14.3 million for the three months ended March 31, 2025 primarily because of continued expense management efforts across the Company. Salaries and employee benefits decreased $0.8 million to $7.6 million for the three months ended March 31, 2026, from $8.4 million for the three months ended March 31, 2025 due to less full time employees compared to last year. Outside services, which includes professional fees for attorneys, accountants, consultants, and cloud services, decreased $0.7 million to $0.5 million for the three months ended March 31, 2026, from $1.2 million for the three months ended March 31, 2025.  Furniture and equipment expenses decreased approximately $0.3 million to $0.8 million for the three months ended March 31, 2026, from $1.0 million for the three months ended March 31, 2025.  Advertising and marketing decreased approximately $0.2 million to $0.3 million for the three months ended March 31, 2026, from $0.5 million for the three months ended March 31, 2025. These decreases were offset by an increase in other real estate owned expenses of $0.2 million for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025.

Income Tax Expense

Income tax expense increased $0.6 million or 84.5%, to $1.3 million for the three months ended March 31, 2026 from $0.7 million for the three months ended March 31, 2025. The increase in federal income tax expense for the three months ended March 31, 2026 compared to the same period a year ago was driven by the increase in income before income taxes of $2.3 million, to income before income tax of $5.4 million for the three months ended March 31, 2026 compared to income before income tax expense of $3.1 million for the same period in the prior year. The Company accrues taxes based on an estimated tax rate basis using inputs and assumptions about pre-tax income. As the inputs and assumptions change, the estimated tax accruals will change throughout the year.  The Company also invests in projects that have tax credit benefits in order to help reduce its overall tax liability, timing of these tax credits are layered into our overall assessment. The Company has included assessments in income tax expense for potential state tax liabilities which totaled $149,000 for the three months ended March 31, 2026 and $79,000 for the three months ended March 31, 2025. For the three months ended March 31, 2026, the Company had an effective income tax expense rate of 23.48%, compared to 21.75% for the three months ended March 31, 2025.

Comparison of Statements of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets

Total assets increased $10.6 million, or 0.5%, to $2.22 billion at March 31, 2026 from $2.21 billion at December 31, 2025. The increase was primarily the result of an increase in net loans of $9.1 million as of March 31, 2026, an increase in cash and cash equivalents of $5.4 million, offset by a decrease of $1.0 million in accrued interest and other receivables, a decrease of $0.9 million in investment securities discussed below, and a decrease of $1.4 million in other assets.

Investment Securities

Investment securities decreased $0.9 million, or 1.3%, from $71.8 million at December 31, 2025 to $70.8 million at March 31, 2026. The decrease was primarily due to one call and scheduled paydowns on available-for-sale securities. At March 31, 2026, our held-to-maturity portion of the securities portfolio, at amortized cost, was $13.8 million, and our available-for-sale portion of the securities portfolio, at fair value, was $57.0 million compared to our held-to-maturity portion of the securities portfolio of $13.8 million and our available-for-sale portion of the securities portfolio of $58.0 million at December 31, 2025.

Net Loans

Net loans increased $9.1 million, or 0.5%, to $1.85 billion at March 31, 2026 from $1.84 billion at December 31, 2025. Residential real estate loans increased $6.7 million, or 1.5%, to $448.3 million at March 31, 2026 from $441.6 million at December 31, 2025. Commercial real estate loans increased by $9.8 million from $1.01 billion at December 31, 2025 to $1.02 billion at March 31, 2026. Commercial and industrial loans decreased by $6.2 million from $107.0 million at December 31, 2025 to $100.8 million at March 31, 2026.  Construction and land development loans decreased $1.7 million to $299.0 million at March 31, 2026 from $300.7 million at December 31, 2025. Consumer loans increased by $84,000 from $1.1 million at December 31, 2025 to $1.2 million at March 31, 2026.

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

The Company holds a concentration in commercial real estate loans. As of March 31, 2026, construction, land development and other land loans represented 100.1% of consolidated risk-based capital. Total commercial real estate loans as defined by the Agency guidance represented 367.6% of consolidated risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio by 39.0%.

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

	March 31, 2026
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction & Land development	$299,043	$(4,976)	(1.66)%
Non-Owner Occupied CRE (2)	798,759	(35,161)	(4.40)%
All Other Loans	776,240	(23,398)	(3.01)%
AFS Securities, at amortized cost	64,722	(5,931)	(9.16)%
HTM Securities	13,790	(72)	(0.52)%
Bank Owned Life Insurance	41,071	(9)	(0.02)%
Total	$1,993,625	$(69,547)	(3.49)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D

	December 31, 2025
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction & Land development	$300,666	$(5,294)	(1.76)%
Non-Owner Occupied CRE (2)	791,813	(29,160)	(3.68)%
All Other Loans	772,836	(22,702)	(2.94)%
AFS Securities, at amortized cost	65,445	(5,768)	(8.81)%
HTM Securities	13,798	(35)	(0.25)%
Bank Owned Life Insurance	40,752	(19)	(0.05)%
Total	$1,985,310	$(62,978)	(3.17)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D

The total estimated stress test loss is deducted from capital and we recalculate the capital ratios. As shown in the tables below, as of March 31, 2026 and December 31, 2025, the post-stress capital ratios well exceed our Board target ratios as well as Agency minimums (with buffer). For Non-Owner Occupied CRE & Multifamily the stress test is bifurcated with a low-end loss estimate and high-end estimate. The Low Estimate produces loss amounts for loans that are flagged for default (per the model) and floors the loss amount at zero. The High Estimate executes similar to the low estimate but floors the Loss-Given-Default rate at 10%, per Basel Committee on Banking Supervision rules. It also has a collective loss held on all loans regardless of if the loan is flagged for default.

March 31, 2026 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effected)
	Well Capitalized with Buffer	Bank Minimum Target	March 31, 2026	Post Stress, Low Estimate	Post Stress, High Estimate
Leverage Ratio	5.00%	9.50%	12.81%	10.64%	9.89%
Total Risk-Based Capital	10.00%	11.50%	15.64%	13.15%	12.30%
Tier 1 Risk-Based Capital	8.00%	9.50%	14.63%	12.14%	11.30%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	14.63%	11.83%	10.99%

December 31, 2025 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effected)
	Well Capitalized with Buffer	Bank Minimum Target	December 31, 2025	Post Stress, Low Estimate	Post Stress, High Estimate
Leverage Ratio	5.00%	9.50%	13.28%	11.11%	10.63%
Total Risk-Based Capital	10.00%	11.50%	16.08%	13.62%	13.08%
Tier 1 Risk-Based Capital	8.00%	9.50%	15.05%	12.59%	12.05%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	15.05%	12.29%	11.75%

The following two tables break down the March 31, 2026 and December 31, 2025 non-owner occupied CRE portfolio balances by showing the current balance in each sub-category and location. The tables also display very favorable weighted average interest rates and weighted average loan-to-values for both periods. The weighted average occupancy percentages are also broadly favorable for both periods.

March 31, 2026
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$221,947	$2,989	$8,861	$—	$233,797	5.80%	72%	62%
Office
Mixed use	587	2,604	2,676	—	5,867	7.75%	54%	85%
Medical	—	22,021	19,099	341	41,461	5.84%	54%	96%
Office	—	1,887	2,944	—	4,831	6.60%	49%	94%
Office to Residential Conversion	—	—	32,136	—	32,136	9.50%	39%	-- (4)
Hospitality	60,059	73,730	83,521	—	217,310	5.65%	61%	-- (3)
Retail/Commercial	66,907	37,654	76,931	16,047	197,539	6.22%	59%	76%
Industrial	36,626	22,045	2,393	4,754	65,818	6.36%	53%	90%
Total Non-Owner Occupied CRE (5)	386,126	162,930	228,561	21,142	798,759	6.02%	62%	70%
Construction and Land Development
Multifamily	80,072	—	—	—	80,072	6.84%	63%	N/A
1-4 family	62,793	2,733	70,473	—	135,999	7.40%	62%	N/A
Retail/Commercial	19,944	—	—	—	19,944	6.75%	55%	N/A
Industrial	—	—	4,782	—	4,782	6.88%	71%	N/A
Mixed use	935	—	—	—	935	8.00%	43%	N/A
Other	779	18,511	28,163	9,858	57,311	7.22%	49%	N/A
Total Construction and Land Development	164,523	21,244	103,418	9,858	299,043	7.19%	60%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$550,649	$184,174	$331,979	$31,000	$1,097,802	6.35%	61%	N/A

(1) Loan-to-value is based on maximum potential outstanding at time of origination
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D
(3) Hospitality relies upon individual STR data
(4) The underlying properties for office to residential conversion loans generally are not occupied during the conversion period
(5) The total weighted average occupancy percentage excludes Office to Residential Conversion and Hospitality loans.

December 31, 2025
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$217,556	$2,996	$4,868	$—	$225,420	5.89%	70%	67%
Office:
Mixed use	590	2,620	2,715	—	5,925	6.47%	48%	91%
Medical	—	22,150	19,277	359	41,786	5.84%	62%	81%
Office	—	1,887	3,008	—	4,895	6.61%	49%	91%
Office to Residential Conversion	—	—	32,136	—	32,136	9.50%	39%	-- (4)
Hospitality	60,059	74,143	83,893	—	218,095	5.66%	62%	-- (3)
Retail/Commercial	63,584	39,160	77,507	24,021	204,272	6.21%	60%	76%
Industrial	36,805	15,257	2,425	4,797	59,284	6.27%	56%	90%
Total Non-Owner Occupied CRE (5)	378,594	158,213	225,829	29,177	791,813	6.12%	62%	71%
Construction and Land Development
Multifamily	79,008	—	—	—	79,008	6.86%	62%	N/A
1-4 family	65,320	2,733	65,942	—	133,995	7.68%	68%	N/A
Retail/Commercial	19,944	—	—	—	19,944	6.75%	55%	N/A
Industrial	—	—	4,632	—	4,632	6.88%	66%	N/A
Mixed use	4,962	—	—	—	4,962	8.40%	29%	N/A
Other	565	18,527	28,903	10,130	58,125	7.78%	52%	N/A
Total Construction and Land Development	169,799	21,260	99,477	10,130	300,666	7.46%	62%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$548,393	$179,473	$325,306	$39,307	$1,092,479	6.52%	62%	N/A

(1) Loan-to-value is based on maximum potential outstanding at time of origination
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D
(3) Hospitality relies upon individual STR data
(4) The underlying properties for office to residential conversion loans generally are not occupied during the conversion period
(5) The total weighted average occupancy percentage excludes Office to Residential Conversion and Hospitality loans.

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

The following two tables depict a well-diversified portfolio of owner-occupied commercial real estate as of March 31, 2026 and December 31, 2025.  The properties are distributed nicely among the Company's footprint. This loan segment continues to perform very well and is supported by strong loan-to-values (LTVs). The following table sets forth our owner-occupied CRE portfolio by the business industry groups that occupy the properties for the periods indicated.

March 31, 2026
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$22,738	$2,815	$11,429	$5,319	$42,301	5.75%	62%
Administrative and support	—	4,500	2,080	—	6,580	6.25%	59%
Arts and recreation	—	—	36,279	—	36,279	5.86%	57%
Construction services	27,701	9,855	15,568	4,788	57,912	6.04%	73%
Education services	26,090	890	4,852	—	31,832	6.10%	49%
Health care	4,545	17,007	14,532	4,115	40,199	6.60%	57%
Information	—	—	4,397	—	4,397	4.43%	43%
Manufacturing	—	—	4,590	—	4,590	4.07%	46%
Other Services	17,517	17,557	74,247	911	110,232	6.30%	61%
Professional, scientific, tech services	2,797	—	5,131	—	7,928	5.32%	59%
Real estate and rental leasing	5,937	21,511	5,812	—	33,260	6.30%	62%
Retail trade	3,131	38,414	34,570	238	76,353	6.52%	63%
Wholesale trade	—	135	876	6,859	7,870	6.01%	68%
Total Owner Occupied CRE	$110,456	$112,684	$214,363	$22,230	$459,733	6.17%	61%

(1) Loan-to-value is based on maximum potential outstanding at time of origination.

December 31, 2025
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$22,593	$2,834	$11,167	$5,362	$41,956	5.65%	73%
Administrative and support	—	4,500	2,105	—	6,605	6.25%	59%
Arts and recreation	—	—	36,572	—	36,572	5.91%	57%
Construction services	27,876	10,018	15,691	—	53,585	5.98%	75%
Education services	26,336	894	4,875	—	32,105	6.10%	49%
Health care	4,577	17,050	14,819	4,131	40,577	6.80%	57%
Information	—	—	4,430	—	4,430	4.43%	43%
Manufacturing	—	—	4,665	—	4,665	4.20%	46%
Religious and other	9,593	17,808	75,492	915	103,808	6.31%	61%
Professional, scientific, tech services	2,816	—	5,200	—	8,016	5.13%	59%
Real estate and rental leasing	4,221	25,295	4,788	—	34,304	6.25%	61%
Retail trade	3,155	35,695	34,899	239	73,988	6.54%	66%
Wholesale trade	—	151	883	6,894	7,928	6.07%	68%
Total Owner Occupied CRE	$101,167	$114,245	$215,586	$17,541	$448,539	6.18%	63%

(1) Loan-to-value is based on maximum potential outstanding at time of origination.

Allowance for Credit Losses - Loans

The allowance for credit losses on loans represents an amount that, in our judgment, will be adequate to absorb current and expected losses in the loan portfolio. The provision for credit losses on loans increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2026	2025
	(Dollars in thousands)
Balance at beginning of year	$19,308	$19,450
Charge-offs:
Residential Real Estate	(282)	(200)
Construction & Land Development	—	(35)
Commercial & Industrial	—	(623)
Total charge-offs	(282)	(858)
Recoveries:
Residential Real Estate	20	7
Commercial Real Estate	—	740
Commercial & Industrial	3	86
Consumer	—	1
Total recoveries	23	834
Net charge-offs	(259)	(24)
Provision for credit losses - loans	—	(118)
Balance at end of period	$19,049	$19,308
Ratios:
Net charge-offs to average loans outstanding (1)	0.06%	0.00%
Allowance for credit losses on loans to non-performing loans	35.44%	61.33%
Allowance for credit losses on loans to gross loans at end of period	1.02%	1.04%

(1) Annualized.

Non-performing Assets

The following table presents information regarding non-performing assets at the dates indicated:

	March 31,	December 31,
	2026	2025
	(Dollars in thousands)
Non-accrual loans:
Residential Real Estate:
Single Family	$4,300	$5,316
Multifamily	3,700	—
Construction & Land Development	25,420	25,467
Commercial Real Estate:
Owner Occupied	4,736	—
Non-Owner Occupied	15,237	314
Commercial & Industrial	358	385
Total non-accrual loans	53,751	31,482
Other real estate owned	1,094	1,697
Total non-performing assets	$54,845	$33,179
Ratios:
Total non-performing loans to gross loans receivable	2.88%	1.69%
Total non-performing loans to total assets	2.42%	1.42%
Total non-performing assets to total assets	2.47%	1.50%

Past due loans excluding non-performing loans, were $17.8 million as of March 31, 2026 compared to $33.3 million as of December 31, 2025. As of March 31, 2026, criticized loans increased $0.5 million and classified loans increased $27.1 million when compared to December 31, 2025, to a balance of $111.0 million and $111.3 million, respectively. The majority of  classified loans is made up of 7 relationships that experienced increases in operating costs, vacancies, and liquidity tightening as a result of the prolonged impacts of the federal government shut down, Washington D.C. government policies, and sustained elevated interest rates. Non-performing loans were $53.8 million at March 31, 2026, an increase of $22.3 million compared to $31.5 million at December 31, 2025. Approximately 46% of this balance is attributable to two relationships and the remaining 54% is confined to eight relationships that experienced liquidity constraints. Additionally, as interest rates rose significantly starting March 2022 and largely sustained despite recent rate cuts, management believes in taking a proactive approach to risk management in the loan portfolio, particularly as credits are due to reprice in a new rate environment. The Company routinely charges off potential exposure as identified and analyzed, and executes the best course of action expected to minimize any further loss exposure. All classified loans and non-performing loans are considered individually evaluated and have strong collateral positions, with satisfactory loan-to-value (LTVs) ratios. As such, the increase in classified loans and non-performing loans resulted in a decrease to the allowance for credit losses which was offset by loan growth during the three months ended March 31, 2026.

Deposits

Deposits increased $15.5 million, or 0.8% to $1.91 billion at March 31, 2026 from $1.90 billion at December 31, 2025. Our core deposits decreased $1.1 million, or 0.1%, to $1.40 billion at March 31, 2026 from $1.40 billion at December 31, 2025. Non-interest bearing demand deposits decreased $19.6 million, or 5.2%, to $359.1 million at March 31, 2026 from $378.7 million at December 31, 2025. Interest-bearing demand deposits increased $1.3 million, or 1.1%, to $120.7 million at March 31, 2026 from $119.4 million at December 31, 2025. Time deposits decreased $29.4 million, or  3.8%, to $750.4 million at March 31, 2026 from $779.8 million at December 31, 2025.  Money market deposits increased $46.5 million, or 9.3%, to $545.8 million at March 31, 2026 from $499.3 million at December 31, 2025. Savings and NOW deposits increased $16.8 million or 13.8% from $121.9 million at December 31, 2025 to $138.7 million at March 31, 2026.

The following table presents the Company’s deposits segregated by major category as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(Dollars in thousands)
Deposit type:	Balance	Percent %	Balance	Percent %
Interest-bearing demand deposits	$120,700	6.3%	$119,407	6.3%
Savings and NOW deposits	138,667	7.2%	121,905	6.4%
Money market deposits	545,804	28.5%	499,334	26.3%
Time deposits	750,441	39.2%	779,844	41.1%
Interest-bearing deposits	1,555,612	81.2%	1,520,490	80.1%
Non-interest bearing demand deposits	359,113	18.8%	378,694	19.9%
Total deposits	$1,914,725	100.0%	$1,899,184	100.0%

The Company uses wholesale deposits as a funding source in addition to customer deposits. Wholesale deposits provide a diversified and stable source of funding during times of market volatility. As of March 31, 2026, the Company had $515.1 million of total wholesale deposit balances, an increase of $16.6 million compared to December 31, 2025, which totaled $498.5 million.

The Company utilizes additional wholesale demand deposits to provide liquidity and more effectively balance our interest rate sensitivity. During the three months ended March 31, 2026 and 2025, total wholesale deposit funding accounted for approximately 35.7% and 36.8% of our interest expense.

The following table presents the Company's total wholesale deposit composition, concentrations, current rate and remaining duration, if applicable as of March 31, 2026.

	March 31, 2026				December 31, 2025
(Dollars in thousands)
Wholesale Money Market Deposits Accounts (MMDA)	Balance	Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)	Balance	Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)
Wholesale MMDAs	$200,643	39.0%	3.90%	N/A	$170,575	34.2%	3.80%	N/A
Wholesale Time Deposits
Listing Service CDs (1)	17,808	3.4%	4.82%	2	18,534	3.7%	4.81%	5
Wholesale CDs:
Term	267,695	52.0%	3.98%	9	283,397	56.9%	4.16%	7
Term with Call Option	28,977	5.6%	3.83%	30	26,000	5.2%	3.83%	33
Total Wholesale CDs	296,672				309,397
Total Wholesale Deposits	$515,123	100%			$498,506	100%

(1) Listing service CDs are excluded from being classified as wholesale deposits, per FDIC call report instructions

Regulatory Defined Wholesale Deposits

Each quarter the Bank files a bank call report with the FDIC, which has a specific way it defines wholesale brokered deposits. As of March 31, 2026, the Company had $497.3 million of wholesale deposits outstanding, as defined by FDIC, an increase of $17.3 million from $480.0 at December 31, 2025. In addition, pursuant to rule 12 CFR 337.6(e), well-capitalized and well-rated institutions are not required to treat reciprocal deposits as wholesale deposits up to the lesser of 20 percent of their total liabilities or $5 billion. Reciprocal core deposits exceeding this threshold must be reported additionally as wholesale deposits for call report purposes only. As of March 31, 2026, the Company additionally reported $138.5 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $635.8 million as of March 31, 2026. As of December 31, 2025, the Company additionally reported $145.2 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $625.2 million as of December 31, 2025. As of March 31, 2026 and December 31, 2025, all of the Company's reciprocal deposits were core deposits from customers who placed their deposits in the reciprocal network for additional FDIC insurance coverage.

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities. The Company uses wholesale deposits in addition to customer deposits, as funding sources. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB secured advances, other secured borrowings, federal funds purchased, and other short-term unsecured borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. Additional liquidity can be obtained through the Federal Reserve Bank discount window. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had no federal funds purchased outstanding and an additional secured borrowing capacity of $682.4 million as of March 31, 2026. Additionally, at March 31, 2026, we had the ability to borrow up to $144.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2026.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold, interest-earning deposits in other banks, and other cash due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2026, cash and cash equivalents totaled $168.1 million. Finally, securities classified as available-for-sale, which provide additional sources of liquidity, totaled $57.0 million at March 31, 2026.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $6.6 million and $1.5 million for the three months ended March 31, 2026 and March 31, 2025, respectively. There were no sales of securities in the three months ended March 31, 2026 or for three months ended March 31, 2025. Net cash used in investing activities was $8.6 million and $4.4 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Net cash provided by financing activities was $7.4 million and used in financing activities was $2.2 million for the three months ended March 31, 2026 and 2025, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2026, totaled $658.0 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

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

Under the Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2025 and 2024 is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2026, the Bank met all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the table:

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026
Total capital (to risk-weighted assets)	$298,652	15.64%	$152,808	≥ 8.0%	$191,010	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$279,399	14.63%	$85,955	≥ 4.5%	$124,157	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$279,399	14.63%	$114,606	≥ 6.0%	$152,808	≥ 8.0%
Tier 1 capital (to average assets)	$279,399	12.81%	$87,239	≥ 4.0%	$109,049	≥ 5.0%
As of December 31, 2025
Total capital (to risk-weighted assets)	$306,631	16.08%	$152,541	≥ 8.0%	$190,677	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$286,987	15.05%	$85,805	≥ 4.5%	$123,940	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$286,987	15.05%	$114,406	≥ 6.0%	$152,541	≥ 8.0%
Tier 1 capital (to average assets)	$286,987	13.28%	$86,467	≥ 4.0%	$108,083	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2026, we had outstanding loan commitments of $186.8 million and $391,000 in outstanding stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

	For the three months ended March 31,
(Dollars in thousands)	2026	2025
Net interest margin, fully-taxable equivalent (FTE)
Net interest income (GAAP)	$17,494	$16,510
FTE adjustment on tax-exempt securities	76	70
Net interest income (FTE) (non-GAAP)	$17,570	$16,580

Average interest earning assets	2,051,713	2,038,391
Net interest margin (GAAP)	3.46%	3.28%
Net interest margin (FTE) (non-GAAP)	3.47%	3.30%

	For the three months ended March 31,
	2026	2025
Yield on earning assets (FTE)
Total interest income (GAAP)	$31,218	$32,963
FTE adjustment on tax-exempt securities	76	70
Total interest income (FTE) (non-GAAP)	$31,294	$33,033

Average interest earning assets	2,051,713	2,038,391
Yield on earning assets (GAAP)	6.17%	6.56%
Yield on earning assets (FTE) (non-GAAP)	6.19%	6.57%

	For the three months ended March 31,
	2026	2025
Net interest spread (FTE)
Yield on earning assets (GAAP)	6.17%	6.56%
Yield on earning assets (FTE) (non-GAAP)	6.19%	6.57%

Yield on interest-bearing liabilities (GAAP)	3.50%	4.19%

Net interest spread (GAAP)	2.67%	2.37%
Net interest spread (FTE) (non-GAAP)	2.69%	2.38%

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

The table below sets forth, as of March 31, 2026, the calculation of the estimated changes in our net interest income that would result from changes in market interest rates over one year if we take no action from our current plan.

Net Interest Income Stress Simulation
March 31, 2026

Basis Point Change in	Year 1 Change
Interest Rates (1)	From Level
+400	6.08%
+300	4.67%
+200	3.17%
+100	1.71%
Level	0%
-100	(1.10)%
-200	1.84%
-300	6.17%
-400	8.76%

(1) Interest rate changes are immediate and sustained for the entire 12-month period.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2026. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2026, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies. Reference is made to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026. For a discussion of certain risk factors affecting the Company, see our disclosure under “Forward-Looking Statements” in Part I, Item 2 in this Form 10-Q.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the common shares repurchased during the three months ended March 31, 2026.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	25,000	$20.94	25,000	$5,613
February 1, 2026 - February 28, 2026	149,780	$22.75	149,780	$2,206
March 1, 2026 - March 31, 2026	98,668	$21.74	98,668	$61
Total	273,448	$22.22	273,448	$61

In a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2026, the Company announced a new stock repurchase program (the “New Stock Repurchase Program”) to repurchase up to $10.0 million in shares of the Company’s common stock. Repurchases under the New Stock Repurchase Program may be effected from time to time in the open market, in privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), subject to applicable regulatory requirements and other factors that may be considered by the Company in its sole discretion. Repurchases may also be made pursuant to a trading plan in compliance with Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of a self-imposed trading blackout or other regulatory restrictions.

Item 5 – Other Information

During the fiscal quarter ended March 31, 2026, none of the Company's directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL, filed herewith: (i) the Consolidated Statements of Financial Condition (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included with Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCSHARES, INC
(Registrant)

Date: May 8, 2026	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Richard A. Vari
Richard A. Vari
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)