Form 10-Q
period 2026-06-30
MainStreet Bancshares, Inc.
filed 2026-08-07
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2026, there were 7,121,076 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition as of  June 30, 2026 and December 31, 2025 (Dollars in thousands, except per share data)

	At June 30, 2026 (unaudited)	At December 31, 2025 (*)
Assets
Cash and due from banks	$30,125	$25,179
Interest-bearing deposits at other financial institutions	751	1,276
Federal funds sold	78,405	136,301
Cash and cash equivalents	109,281	162,756
Investment securities available-for-sale (AFS), at fair value	57,114	57,954
Investment securities held-to-maturity (HTM), at amortized cost, net of allowance for credit losses of $0 and $0, respectively	13,785	13,798
Restricted securities, at amortized cost	6,998	7,005
Loans, net of allowance for credit losses of $19,306 and $19,308, respectively	1,928,372	1,841,833
Premises and equipment, net	13,192	13,608
Property held for sale, at fair value	2,760	2,728
Other real estate owned, net	900	1,697
Accrued interest and other receivables	14,575	14,518
Bank owned life insurance	41,396	40,752
Other assets	54,712	56,020
Total Assets	$2,243,085	$2,212,669
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$363,883	$378,694
Interest-bearing demand deposits	114,087	119,407
Savings and NOW deposits	144,783	121,905
Money market deposits	542,687	499,334
Time deposits	768,865	779,844
Total deposits	1,934,305	1,899,184
Subordinated debt, net	70,100	69,936
Allowance for credit losses on off-balance sheet credit exposure	546	335
Other liabilities	23,698	24,623
Total Liabilities	2,028,649	1,994,078
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding at June 30, 2026 and December 31, 2025	27,263	27,263
Common stock, $4.00 par value, 15,000,000 shares authorized; issued and outstanding 7,117,438 shares (including 259,985 nonvested shares) at June 30, 2026 and 7,496,571 shares (including 244,964 nonvested shares) at December 31, 2025	27,431	29,008
Capital surplus	57,484	66,531
Retained earnings	107,777	101,557
Accumulated other comprehensive loss	(5,519)	(5,768)
Total Stockholders’ Equity	214,436	218,591
Total Liabilities and Stockholders’ Equity	$2,243,085	$2,212,669

*         Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025 (Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest Income
Interest and fees on loans	$30,738	$32,443	$60,256	$63,554
Interest and dividends on investment securities
U.S. government agencies	22	34	44	71
Mortgage-backed securities	82	94	166	180
Tax-exempt obligations of states and political subdivisions	289	267	576	530
Taxable obligations of states and political subdivisions	55	64	111	128
Other	264	239	520	472
Interest on interest-bearing deposits at other financial institutions	10	10	20	32
Interest on federal funds sold	630	1,135	1,615	2,282
Total Interest Income	32,090	34,286	63,308	67,249
Interest Expense
Interest on interest-bearing demand deposits	862	1,004	1,752	2,052
Interest on savings and NOW deposits	421	391	810	612
Interest on money market deposits	4,487	4,707	8,478	9,983
Interest on time deposits	7,158	8,595	14,808	17,626
Interest on federal funds purchased	84	—	109	65
Interest on subordinated debt	846	799	1,625	1,611
Total Interest Expense	13,858	15,496	27,582	31,949
Net Interest Income	18,232	18,790	35,726	35,300
Provision For Credit Losses - Loans	243	(528)	243	(528)
Provision For Credit Losses - Off-Balance Sheet Credit Exposure	342	(15)	211	(15)
Net Interest Income After Provision For Credit Losses	17,647	19,333	35,272	35,843
Non-Interest Income
Deposit account service charges	552	538	1,125	1,068
Bank owned life insurance income	325	308	644	610
Gain on retirement of subordinated debt	—	68	—	128
Loss on sale of other real estate owned	—	—	(685)	—
Gain on equity securities	—	103	—	103
Other non-interest income	17	49	217	96
Total Non-Interest Income	894	1,066	1,301	2,005
Non-Interest Expense
Salaries and employee benefits	7,505	8,279	15,056	16,664
Furniture and equipment expenses	768	1,141	1,526	2,157
Advertising and marketing	379	530	675	1,011
Occupancy expenses	252	318	617	714
Outside services	445	1,290	905	2,463
Franchise tax	551	524	1,102	1,049
FDIC insurance	480	850	870	1,210
Data processing	343	357	710	719
Administrative expenses	207	270	448	499
Other real estate owned expenses	24	—	244	—
Other operating expenses	1,562	1,186	3,037	2,573
Total Non-Interest Expense	12,516	14,745	25,190	29,059
Income Before Income Taxes	6,025	5,654	11,383	8,789
Income Tax Expense	1,357	1,064	2,615	1,746
Net Income	$4,668	$4,590	$8,768	$7,043
Preferred Stock Dividends	539	539	1,078	1,078
Net Income Available to Common Shareholders	$4,129	$4,051	$7,690	$5,965
Earnings Per Common Share:
Basic	$0.58	$0.53	$1.05	$0.78
Diluted	$0.58	$0.53	$1.05	$0.78

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025 (Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Comprehensive Income, net of taxes
Net Income	$4,668	$4,590	$8,768	$7,043
Other comprehensive income (loss), net of tax expense (benefit):
Unrealized gain (loss) on available for sale securities arising during the period (net of tax expense (benefit), $122 and ($27), respectively, for the three months ended June 30, and $75 and $74, respectively for the six months ended June 30).	412	(92)	249	247
Comprehensive Income	$5,080	$4,498	$9,017	$7,290

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025 (Dollars in thousands, except per share data)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, March 31, 2026	$27,263	$28,247	$61,045	$104,360	$(5,931)	$214,984
Vesting of restricted stock, net of stock surrendered	—	12	(17)	—	—	(5)
Stock-based compensation expense	—	—	614	—	—	614
Common stock repurchased	—	(828)	(4,158)	—	—	(4,986)
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(712)	—	(712)
Net income	—	—	—	4,668	—	4,668
Other comprehensive income	—	—	—	—	412	412
Balance, June 30, 2026	$27,263	$27,431	$57,484	$107,777	$(5,519)	$214,436

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2025	$27,263	$29,008	$66,531	$101,557	$(5,768)	$218,591
Vesting of restricted stock, net of stock surrendered	—	345	(1,116)	—	—	(771)
Stock based compensation expense	—	—	1,213	—	—	1,213
Common stock repurchased	—	(1,922)	(9,144)	—	—	(11,066)
Dividends on preferred stock - ($0.94 per depositary share)	—	—	—	(1,078)	—	(1,078)
Dividends on common stock - ($0.20 per share)	—	—	—	(1,470)	—	(1,470)
Net income	—	—	—	8,768	—	8,768
Other comprehensive income	—	—	—	—	249	249
Balance, June 30, 2026	$27,263	$27,431	$57,484	$107,777	$(5,519)	$214,436

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, March 31, 2025	$27,263	$29,810	$67,612	$92,305	$(7,372)	$209,618
Vesting of restricted stock	—	15	(15)	—	—	—
Stock-based compensation expense	—	—	664	—	—	664
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(771)	—	(771)
Net income	—	—	—	4,590	—	4,590
Other comprehensive loss	—	—	—	—	(92)	(92)
Balance, June 30, 2025	$27,263	$29,825	$68,261	$95,585	$(7,464)	$213,470

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2024	$27,263	$29,466	$67,823	$91,150	$(7,711)	$207,991
Vesting of restricted stock	—	459	(459)	—	—	—
Stock based compensation expense	—	—	1,243	—	—	1,243
Common stock repurchased	—	(100)	(346)	—	—	(446)
Dividends on preferred stock - ($0.94 per depositary share)	—	—	—	(1,078)	—	(1,078)
Dividends on common stock - ($0.20 per share)	—	—	—	(1,530)	—	(1,530)
Net income	—	—	—	7,043	—	7,043
Other comprehensive income	—	—	—	—	247	247
Balance, June 30, 2025	$27,263	$29,825	$68,261	$95,585	$(7,464)	$213,470

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the six months ended June 30,	2026	2025
Cash Flows from Operating Activities
Net income	$8,768	$7,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	2,203	2,192
Amortization of right-of-use assets	257	290
Deferred income tax expense (benefit)	189	(212)
Gain on retirement of subordinated debt	—	(128)
Loss on sale of other real estate owned	685	—
Loss on disposal of premises and equipment	4	—
Provision for credit losses, net	454	(543)
Stock-based compensation expense	1,213	1,243
Income from bank owned life insurance	(644)	(610)
Subordinated debt amortization expense	164	199
Change in:
Accrued interest receivable and other receivables	(57)	(3,712)
Other assets	(763)	4,616
Other liabilities	(925)	(7,733)
Net cash provided by operating activities	11,548	2,645
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	1,045	1,295
Maturities, sales, called, refunded	250	—
Purchases	(250)	(1,503)
Activity in held-to-maturity securities:
Maturities, called, refunded	—	1,705
Purchases	—	(504)
Purchases of equity securities	—	(3,532)
Purchases of restricted investment in bank stock	—	(132)
Redemption of restricted investment in bank stock	7	—
Net change in loan portfolio	(87,876)	35,969
Proceeds from sale of loans	—	7,683
Proceeds from sale of other real estate owned	1,206	—
Proceeds from sale of premises and equipment	56	—
Purchase of premises and equipment, including property held for sale	(197)	(3,877)
Net cash (used in) provided by investing activities	(85,759)	37,104
Cash Flows from Financing Activities
Net (decrease) increase in non-interest bearing demand deposits	(14,811)	5,738
Net increase (decrease) in interest-bearing demand, savings, NOW, money market and time deposits	49,932	(114,985)
Net decrease in subordinated debt	—	(1,872)
Cash dividends paid on preferred stock	(1,078)	(1,078)
Cash dividends paid on common stock	(1,470)	(1,530)
Repurchase of common stock for tax withholding on stock-based compensation	(771)	—
Repurchases of common stock	(11,066)	(446)
Net cash provided by (used in) financing activities	20,736	(114,173)
Decrease in Cash and Cash Equivalents	(53,475)	(74,424)
Cash and Cash Equivalents, beginning of period	162,756	207,708
Cash and Cash Equivalents, end of period	$109,281	$133,284
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$26,668	$32,020
Cash paid during the period for income taxes	$1,312	$—
Supplemental Noncash Disclosures
Net unrealized gain on securities available-for-sale	$324	$321
Transfers from loans to other real estate owned	$1,094	$—

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Note 1. Organization, Basis of Presentation and Impact of Recently Issued Accounting Pronouncements

Organization

MainStreet Bancshares, Inc. (the “Company”) is a financial holding company incorporated under the laws of the Commonwealth of Virginia whose primary activity is the ownership and management of MainStreet Bank (the “Bank”). On October 12, 2021, the Company filed an election with the Federal Reserve Board to be a financial holding company in order to engage in a broader range of financial activities than are permitted for bank holding companies generally. The Company is authorized to issue 15,000,000 shares of common stock with a par value of $4.00 per share. Additionally, the Company is authorized to issue 2,000,000 shares of preferred stock at a par value of $1.00 per share. There are currently 28,750 shares of preferred stock outstanding. The Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”) and is subject to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

On April 18, 2019, the Company completed the registration of its common stock with the Securities and Exchange Commission (the “SEC”) through its filing of a General Form for Registration of Securities on Form 10 (“Form 10”), pursuant to Section 12(b) of the Securities Exchange Act of 1934. The Company is considered an accelerated filer effective with the filing of the December 31, 2024 Annual Report on Form 10-K. We are also a “smaller reporting company” as defined in Exchange Act Rule 12b-2. As such, we may elect to comply with certain reduced public company reporting requirements in reports that we file with the SEC.

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2025 have been derived from the audited consolidated financial statements. These interim period financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K for the year ended December 31, 2025, filed by the Company with the SEC on March 13, 2026. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period. The Company’s significant accounting policies followed in preparation of the unaudited consolidated financial statements, are disclosed in Note 1 of the Notes to Consolidated Financial Statements in the 2025 Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025.

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

There were no accounting standard updates adopted in the six months ended June 30, 2026.

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

Note 2. Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized gains and losses, which are recognized in accumulated other comprehensive income (loss) for securities available-for-sale. The Company did not record an allowance for credit losses ("ACL") on its securities available-for-sale or held-to-maturity portfolio as of June 30, 2026 and  December 31, 2025.

Investment securities available-for-sale was comprised of the following:

	June 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$18,210	$3	$(3,079)	$15,134
Subordinated Debt	11,880	27	(498)	11,409
Preferred Stock	475	—	—	475
Municipal Securities:
Taxable	9,584	—	(1,901)	7,683
Tax-exempt	22,312	15	(1,725)	20,602
U.S. Governmental Agencies	1,820	7	(16)	1,811
Total	$64,281	$52	$(7,219)	$57,114

Investment securities held-to-maturity was comprised of the following:

	June 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$13,785	$27	$(46)	$13,766
Total	$13,785	$27	$(46)	$13,766

Investment securities available-for-sale was comprised of the following:

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$19,027	$7	$(2,981)	$16,053
Subordinated Debt	11,872	2	(668)	11,206
Preferred Stock	468	—	—	468
Municipal Securities:
Taxable	9,597	—	(1,908)	7,689
Tax-exempt	22,383	25	(1,957)	20,451
U.S. Governmental Agencies	2,098	6	(17)	2,087
Total	$65,445	$40	$(7,531)	$57,954

Investment securities held-to-maturity was comprised of the following:

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$13,798	$32	$(76)	$13,754
Total	$13,798	$32	$(76)	$13,754

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. All of the Company’s HTM securities with credit risk are obligations of states and political subdivisions. For HTM securities that are not rated, the Company evaluates the capital levels of the bond issuers on a quarterly basis. The Company’s HTM securities ACL was immaterial at  June 30, 2026 and December 31, 2025.

The following table presents the amortized cost of HTM securities as of  June 30, 2026 and  December 31, 2025 by security type and credit rating:

(Dollars in thousands)	Municipal Securities	Total HTM Securities
June 30, 2026
Credit Rating:
AAA/AA/A	$13,785	$13,785
Total	$13,785	$13,785
December 31, 2025
Credit Rating:
AAA/AA/A	$13,798	$13,798
Total	$13,798	$13,798

As of  June 30, 2026 and  December 31, 2025, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual as of  June 30, 2026 and  December 31, 2025.

The scheduled maturities of securities available-for-sale and held-to-maturity at  June 30, 2026 were as follows:

	June 30, 2026
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$1,150	$1,150
Due from one to five years	3,470	3,412	2,390	2,387
Due from after five to ten years	17,410	16,578	3,598	3,621
Due after ten years	43,401	37,124	6,647	6,608
Total	$64,281	$57,114	$13,785	$13,766

The scheduled maturities of securities available-for-sale and held-to-maturity at  December 31, 2025 were as follows:

	December 31, 2025
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$399	$399
Due from one to five years	1,470	1,395	3,140	3,134
Due from after five to ten years	17,645	16,721	3,606	3,633
Due after ten years	46,330	39,838	6,653	6,588
Total	$65,445	$57,954	$13,798	$13,754

One security with a fair value of $0.4 million was pledged as collateral to secure public funds at June 30, 2026 and December 31, 2025, respectively.

The following tables summarize the fair value and unrealized loss positions of securities available-for-sale as of June 30, 2026 and December 31, 2025, aggregated by security type and length of time that individual securities have been in a continuous loss position:

	June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$14,950	$(3,079)	$14,950	$(3,079)
Subordinated Debt	1,159	(29)	7,251	(469)	8,410	(498)
Municipal securities:
Taxable	—	—	7,683	(1,901)	7,683	(1,901)
Tax-exempt	4,260	(45)	12,566	(1,680)	16,826	(1,725)
U.S. Governmental Agencies	—	—	504	(16)	504	(16)
Total	$5,419	$(74)	$42,954	$(7,145)	$48,373	$(7,219)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$15,807	$(2,981)	$15,807	$(2,981)
Subordinated Debt	1,857	(45)	7,347	(623)	9,204	(668)
Municipal Securities:
Taxable	—	—	7,689	(1,908)	7,689	(1,908)
Tax-exempt	—	—	14,796	(1,957)	14,796	(1,957)
U.S. Government Agencies	—	—	579	(17)	579	(17)
Total	$1,857	$(45)	$46,218	$(7,486)	$48,075	$(7,531)

The factors considered in evaluating securities for impairment include whether the Bank intends to sell the security, whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and whether the Bank expects to recover the security’s entire amortized cost basis. These unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, causing bond prices to decline, and are not attributable to credit deterioration. Additionally, the issuers continue to make timely principal and interest payments. As such, there was no allowance for credit losses on available-for-sale securities at June 30, 2026. For the subordinated debt securities, the Company evaluates the capital levels of the issuers on a quarterly basis. The following description provides the number of investment positions in an unrealized loss position and approximate duration of that loss position.

At  June 30, 2026, there were nine tax-exempt municipal securities with a fair value totaling $4.3 million and two subordinated debt securities totaling $1.2 million in an unrealized loss position of less than 12 months. At  June 30, 2026, there were twenty-one collateralized mortgage backed securities with fair values totaling $15.0 million, eighteen subordinated debt securities totaling $7.3 million, nineteen tax-exempt municipal securities with a fair value totaling $12.6 million, ten taxable municipal securities with fair values totaling $7.7 million, and five government agency securities with a fair value totaling $0.5 million in an unrealized loss position of more than 12 months.

The Company periodically invests in New Market Tax Credit (NMTC) opportunities, related primarily to certain community development projects. The Company receives tax credits related to these investments, for which the Company typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. These tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. On  January 1, 2024, the Company transitioned from the equity method of accounting and began applying the proportional amortization method of accounting to its qualifying new markets tax credit investments in addition to its low income housing tax credit partnerships already subject to the proportional amortization method. At June 30, 2026 and December 31, 2025, the balance of the investments in new market tax credits was $9.5 million and $10.7 million and the balance of the investments in Low-Income Housing Tax Credits (“LIHTC”) was $6.7 million and $7.0 million. These balances, as well as the nonmarketable securities that do not qualify for equity method accounting in the amount of $7.0 million as of  June 30, 2026 and $7.3 million as of   December 31, 2025, are reflected in the other assets line on the Consolidated Statements of Financial Condition. During the three-month period ended  June 30, 2026 and 2025, the Company recognized amortization expense for the NMTC investments of $0.6 million and $0.5 million, and $0.1 million and $0.2 million for the LIHTC investments, respectively, which was included within the income tax expense line item on the Consolidated Statements of Income and the depreciation, amortization, and accretion, net line item on the Consolidated Statements of Cash Flows. During the six-month period ended  June 30, 2026 and 2025, the Company recognized amortization expense for the NMTC investments of $1.3 million and $1.1 million, and $0.3 million and $0.3 million for the LIHTC investments.

The restricted securities line on the Consolidated Statements of Financial Condition consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $5.2 million and $1.5 million respectively, as of June 30, 2026, compared to $5.2 million and $1.6 million, respectively, as of December 31, 2025. We also had $126,800 and $124,000 in Community Bankers Bank stock and Atlantic Community Bankers Bank stock, respectively as of  June 30, 2026 and  December 31, 2025.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Residential Real Estate:
Single Family	$223,370	$215,979
Multifamily	241,893	225,420
Farmland	109	179
Commercial Real Estate:
Owner Occupied	478,764	448,539
Non-Owner Occupied	592,244	566,393
Construction & Land Development	312,885	300,666
Commercial – Non-Real Estate:
Commercial & Industrial	101,433	106,991
Consumer – Non-Real Estate:
Unsecured	199	210
Secured	1,080	938
Total Gross Loans	1,951,977	1,865,315
Less: Unearned Fees, net	(4,299)	(4,174)
Less: Allowance for Credit Losses - Loans	(19,306)	(19,308)
Net Loans	$1,928,372	$1,841,833

The unsecured consumer loans above include $0.2 million and $0.2 million of overdrafts reclassified as loans at June 30, 2026 and December 31, 2025, respectively.

The following tables present the amortized cost basis by segments of the loan portfolio summarized by aging categories as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Non-accrual	Current	Total Loans Receivable
Residential Real Estate:
Single Family	$3,435	$—	$—	$7,907	$212,028	$223,370
Multifamily	541	4,082	—	7,072	230,198	241,893
Farmland	—	—	—	—	109	109
Commercial Real Estate:
Owner Occupied	4,768	—	—	4,735	469,261	478,764
Non-Owner Occupied	1,749	—	—	14,923	575,572	592,244
Construction & Land Development	189	—	—	26,291	286,405	312,885
Commercial – Non-Real Estate:
Commercial & Industrial	726	—	—	345	100,362	101,433
Consumer – Non-Real Estate:
Unsecured	—	—	—	—	199	199
Secured	8		—	16	1,056	1,080
Total	$11,416	$4,082	$—	$61,289	$1,875,190	$1,951,977

	December 31, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Non-accrual	Current	Total Loans Receivable
Residential Real Estate:
Single Family	$3,096	$5,392	$—	$5,316	$202,175	$215,979
Multifamily	—	3,132	—	—	222,288	225,420
Farmland	—	—	—	—	179	179
Commercial Real Estate:
Owner Occupied	4,754	—	—	—	443,785	448,539
Non-Owner Occupied	14,923	—	—	314	551,156	566,393
Construction & Land Development	1,983	—	—	25,467	273,216	300,666
Commercial – Non-Real Estate:
Commercial & Industrial	—	—	—	385	106,606	106,991
Consumer – Non-Real Estate:
Unsecured	—	—	—	—	210	210
Secured	—	—	—	—	938	938
Total	$24,756	$8,524	$—	$31,482	$1,800,553	$1,865,315

The following tables summarize the activity in the allowance for credit losses on loans by loan class for the three and six months ended June 30, 2026 and 2025.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended June 30, 2026	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,440	$11,752	$3,476	$1,376	$5	$19,049
Charge-offs	—	—	—	—	—	—
Recoveries	12	—	—	2	—	14
Provision for credit losses	105	261	(103)	(23)	3	243
Ending Balance	$2,557	$12,013	$3,373	$1,355	$8	$19,306

For the six months ended June 30, 2026
Beginning Balance	$2,436	$11,883	$3,527	$1,456	$6	$19,308
Charge-offs	(282)	—	—	—	—	(282)
Recoveries	32	—	—	5	—	37
Provision for credit losses	371	130	(154)	(106)	2	243
Ending Balance	$2,557	$12,013	$3,373	$1,355	$8	$19,306

	Real Estate
For the three months ended June 30, 2025	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,492	$11,395	$4,102	$1,463	$8	$19,460
Charge-offs	—	—	—	(622)	—	(622)
Recoveries	3	740	—	4	—	747
Provision for credit losses	21	(1,130)	(44)	626	(1)	(528)
Ending Balance	$2,516	$11,005	$4,058	$1,471	$7	$19,057

For the six months ended June 30, 2025
Beginning Balance	$2,478	$11,321	$4,648	$993	$10	$19,450
Charge-offs	—	—	—	(622)	—	(622)
Recoveries	5	740	—	11	1	757
Provision for credit losses	33	(1,056)	(590)	1,089	(4)	(528)
Ending Balance	$2,516	$11,005	$4,058	$1,471	$7	$19,057

The following table is a summary of the Company's non-accrual loans by major categories for the periods indicated.

	June 30, 2026
(Dollars in thousands)	Non-accrual Loans with no Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Residential Real Estate:
Single Family	$7,907	$—	$7,907
Multifamily	7,072	—	7,072
Commercial Real Estate:
Owner Occupied	4,735	—	4,735
Non-Owner Occupied	14,923	—	14,923
Construction & Land Development	26,291	—	26,291
Commercial & Industrial	345	—	345
Consumer Secured	—	16	16
Total	$61,273	$16	$61,289

	December 31, 2025
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Residential Real Estate:
Single Family	$5,316	$—	$5,316
Commercial Real Estate:
Non-Owner Occupied	314	—	314
Construction & Land Development	25,467	—	25,467
Commercial & Industrial	385	—	385
Total	$31,482	$—	$31,482

The following table represents the accrued interest receivables written off by reversing interest income during the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2026	2025
(Dollars in thousands)
Residential Real Estate:
Single Family	$47	$—
Multifamily	46	—
Construction & Land Development	15	123
Commercial Real Estate:
Non-Owner Occupied	—	5
Total	$108	$128

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2026	2025
(Dollars in thousands)
Residential Real Estate:
Single Family	$47	$90
Multifamily	48	14
Construction & Land Development	15	123
Commercial Real Estate:
Owner Occupied	103	—
Non-Owner Occupied	506	5
Total	$719	$232

During the six months ended June 30, 2026, $0.2 million of accrued interest reversed in 2025 was recovered. For the six months ended June 30, 2026, interest income on loans was impacted by $0.5 million in net reversals.

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

●	Residential real estate loans, including equity lines of credit, are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Commercial real estate loans can be secured by either owner-occupied commercial real estate or non-owner-occupied investment commercial real estate. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner-occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate where our borrower is the lessor.
●	Construction and land development loans are secured by real property where loan funds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner-user commercial properties.
●	Commercial and industrial loans are generally secured by equipment, inventory, accounts receivable, and other commercial property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans for the periods indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Residential Real Estate:
Single Family	$13,036	$15,183
Multifamily	42,734	39,335
Commercial Real Estate:
Owner Occupied	14,897	235
Non-Owner Occupied	46,141	31,531
Construction & Land Development	34,051	34,085
Commercial & Industrial	2,037	4,795
Consumer Secured	16	—
Total	$152,912	$125,164

As of  June 30, 2026 and December 31, 2025, there was one residential real estate loan totaling $0.5 million in the process of foreclosure.

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

The effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses, given the measurement methodologies used to estimate the allowance; therefore, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another type of concession, such as principal forgiveness, may be granted.

The Company did not modify any loans to borrowers experiencing financial difficulty during the six months ended June 30, 2026. The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025.

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

The Company monitors loan payments on modified loans on an ongoing basis to determine how the loan is performing under the modification and if the loan is considered to have a payment default. Of the loans modified during the 12 months prior to June 30, 2026 to borrowers experiencing financial difficulties, three loans totaling $11.6 million were over 30 days past due as of June 30, 2026. One of these past due loans, with an amortized cost of $3.4 million, is a multifamily loan that initially received an interest rate reduction, and had a payment default during the three months ended June 30, 2026. All three of these past due loans are individually evaluated for credit losses as of June 30, 2026. Of the loans modified during the 12 months prior to June 30, 2025 to borrowers experiencing financial difficulties, six loans for $25.8 million were over 30 days past due and none had a payment default during the three months ended June 30, 2025. Five of these past due loans were individually evaluated for credit losses and the sixth loan was included in the general pool for allowance for credit losses as of  June 30, 2025.

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

The following tables summarize the recorded investment in the Company's loans by aggregate Pass and categories of Criticized and Classified within the Company’s internal risk rating system by year of origination as of June 30, 2026 and December 31, 2025.  The following tables also summarize gross charge-offs, by year of origination as of and for the six months ended June 30, 2026 and as of and for the year ended  December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
June 30, 2026
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single Family
Pass	$16,214	$28,223	$11,882	$34,072	$17,175	$73,676	$22,568	$—	$203,810
Criticized	4,500	1,451	500	—	—	—	—	—	6,451
Classified	—	—	—	3,082	1,357	8,670	—	—	13,109
Total Residential Real Estate - Single Family	$20,714	$29,674	$12,382	$37,154	$18,532	$82,346	$22,568	$—	$223,370
Current period gross charge-offs	$—	$—	$—	$—	$—	$282	$—	$—	$282

Residential Real Estate - Multifamily
Pass	$13,536	$17,243	$25,568	$13,532	$17,549	$70,861	$27,144	$—	$185,433
Criticized	—	—	—	—	8,218	7,873	175	—	16,266
Classified	—	3,700	—	—	29,998	6,496	—	—	40,194
Total Residential Real Estate - Multifamily	$13,536	$20,943	$25,568	$13,532	$55,765	$85,230	$27,319	$—	$241,893
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$—	$—	$48	$—	$—	$61	$—	$—	$109
Total Residential Real Estate - Farmland	$—	$—	$48	$—	$—	$61	$—	$—	$109
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$40,092	$85,611	$33,932	$66,269	$95,631	$135,385	$6,906	$—	$463,826
Classified	—	—	—	14,702	—	—	236	—	14,938
Total Commercial Real Estate - Owner Occupied	$40,092	$85,611	$33,932	$80,971	$95,631	$135,385	$7,142	$—	$478,764
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$26,897	$22,166	$41,696	$4,871	$157,357	$208,886	$26,991	$—	$488,864
Criticized	—	—	1,111	—	30,590	56,756	—	—	88,457
Classified	—	—	—	—	14,923	—	—	—	14,923
Total Commercial Real Estate - Non-Owner Occupied	$26,897	$22,166	$42,807	$4,871	$202,870	$265,642	$26,991	$—	$592,244
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & Land Development
Pass	$4,808	$3,261	$639	$—	$10,380	$504	$256,935	$—	$276,527
Criticized	—	—	—	—	—	—	4,431	—	4,431
Classified	—	4,519	—	—	—	—	27,408	—	31,927
Total Construction & Land Development	$4,808	$7,780	$639	$—	$10,380	$504	$288,774	$—	$312,885
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & Industrial
Pass	$7,843	$16,435	$20,278	$3,929	$5,399	$8,606	$38,356	$—	$100,846
Classified	—	—	—	—	—	587	—	—	587
Total Commercial & Industrial	$7,843	$16,435	$20,278	$3,929	$5,399	$9,193	$38,356	$—	$101,433
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$199	$—	$199
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$199	$—	$199
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$39	$105	$128	$21	$89	$63	$635	$—	$1,080
Total Consumer - Secured	$39	$105	$128	$21	$89	$63	$635	$—	$1,080
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$109,429	$173,044	$134,171	$122,694	$303,580	$498,042	$379,734	$—	$1,720,694
Criticized	4,500	1,451	1,611	—	38,808	64,629	4,606	—	115,605
Classified	—	8,219	—	17,784	46,278	15,753	27,644	—	115,678
Total	$113,929	$182,714	$135,782	$140,478	$388,666	$578,424	$411,984	$—	$1,951,977
Current period gross charge-offs	$—	$—	$—	$—	$—	$282	$—	$—	$282

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single Family
Pass	$27,882	$15,103	$35,088	$16,171	$25,605	$54,528	$26,332	$—	$200,709
Criticized	1,451	500	—	—	—	—	—	—	1,951
Classified	—	—	2,423	1,368	7,552	1,976	—	—	13,319
Total Residential Real Estate - Single Family	$29,333	$15,603	$37,511	$17,539	$33,157	$56,504	$26,332	$—	$215,979
Current period gross charge-offs	$—	$200	$—	$—	$—	$—	$—	$—	$200

Residential Real Estate - Multifamily
Pass	$16,403	$23,525	$12,886	$19,383	$24,061	$51,381	$25,344	$—	$172,983
Criticized	—	—	—	8,177	—	7,431	—	—	15,608
Classified	—	—	—	33,697	3,132	—	—	—	36,829
Total Residential Real Estate - Multifamily	$16,403	$23,525	$12,886	$61,257	$27,193	$58,812	$25,344	$—	$225,420
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$—	$63	$—	$—	$—	$116	$—	$—	$179
Total Residential Real Estate - Farmland	$—	$63	$—	$—	$—	$116	$—	$—	$179
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$87,190	$34,171	$79,624	$96,962	$35,029	$105,820	$5,008	$—	$443,804
Criticized	—	—	4,500	—	—	—	—	—	4,500
Classified	—	—	—	—	—	—	235	—	235
Total Commercial Real Estate - Owner Occupied	$87,190	$34,171	$84,124	$96,962	$35,029	$105,820	$5,243	$—	$448,539
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$17,696	$40,157	$5,048	$177,016	$52,156	$172,392	$14,815	$—	$479,280
Criticized	—	1,113	—	28,841	11,703	45,141	—	—	86,798
Classified	—	—	—	—	—	315	—	—	315
Total Commercial Real Estate - Non-Owner Occupied	$17,696	$41,270	$5,048	$205,857	$63,859	$217,848	$14,815	$—	$566,393
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & Land Development
Pass	$3,479	$644	$3,212	$19,238	$476	$528	$241,168	$—	$268,745
Criticized	—	—	—	—	—	—	1,660	—	1,660
Classified	4,596	—	—	1,949	—	—	23,716	—	30,261
Total Construction & Land Development	$8,075	$644	$3,212	$21,187	$476	$528	$266,544	$—	$300,666
Current period gross charge-offs	$—	$—	$—	$—	$35	$—	$—	$—	$35

Commercial & Industrial
Pass	$23,351	$21,404	$5,568	$5,753	$5,237	$7,008	$35,401	$—	$103,722
Classified	—	—	—	—	12	619	2,638	—	3,269
Total Commercial & Industrial	$23,351	$21,404	$5,568	$5,753	$5,249	$7,627	$38,039	$—	$106,991
Current period gross charge-offs	$—	$—	$—	$—	$319	$304	$—	$—	$623

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$210	$—	$210
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$210	$—	$210
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$126	$147	$27	$114	$—	$171	$353	$—	$938
Total Consumer - Secured	$126	$147	$27	$114	$—	$171	$353	$—	$938
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$176,127	$135,214	$141,453	$334,637	$142,564	$391,944	$348,631	$—	$1,670,570
Criticized	1,451	1,613	4,500	37,018	11,703	52,572	1,660	—	110,517
Classified	4,596	—	2,423	37,014	10,696	2,910	26,589	—	84,228
Total	$182,174	$136,827	$148,376	$408,669	$164,963	$447,426	$376,880	$—	$1,865,315
Current period gross charge-offs	$—	$200	$—	$—	$354	$304	$—	$—	$858

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., the commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $0.5 million at June 30, 2026, $0.3 million at December 31, 2025, and $0.3 million at June 30, 2025, is separately classified on the balance sheet.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposure for the three and six months ended June 30, 2026 and 2025, respectively.

Three months ended June 30, 2026	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, March 31, 2026	$204
Provision for off-balance sheet credit losses, net	342
Balance, June 30, 2026	$546

Six months ended June 30, 2026	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, December 31, 2025	$335
Provision for off-balance sheet credit losses, net	211
Balance, June 30, 2026	$546

Three months ended June 30, 2025	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, March 31, 2025	$287
Recovery of off-balance sheet credit losses, net	(15)
Balance, June 30, 2025	$272

Six months ended June 30, 2025	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, December 31, 2024	$287
Recovery of off-balance sheet credit losses, net	(15)
Balance, June 30, 2025	$272

Note 4. Derivatives and Risk Management Activities

The Company uses derivative financial instruments (“derivatives”) primarily to assist customers with their interest rate risk management objectives. The Company classifies these items as free standing derivatives consisting of customer accommodation interest rate loan swaps (“interest rate loan swaps”). The Company enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Company simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Company receives a floating rate. These back-to-back interest rate loan swaps qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” in the Consolidated Statements of Financial Condition. Changes in fair value are recorded in other non-interest expense and net to zero because of the identical amounts and terms of the interest rate loan swaps.

The following tables summarize key elements of the Company’s derivative instruments as of June 30, 2026 and December 31, 2025.

June 30, 2026
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$125,431	27	$—	$9,402	$—
Matched interest rate swap with counterparty	$125,431	27	$9,402	$—	$—

December 31, 2025
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$143,460	28	$—	$9,931	$—
Matched interest rate swap with counterparty	$143,460	28	$9,931	$—	$—

The Company is able to recognize fee income upon execution of the interest rate swap contract. The Company did not record any interest rate swap fee income for the three and six months ended June 30, 2026 or 2025.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available-for-sale

Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of June 30, 2026, and December 31, 2025, the Bank’s entire portfolio of available-for-sale securities are considered to be Level 2 securities, with the exception of two subordinated debt securities and one preferred stock security which are considered Level 3. The securities are classified as Level 3 because their fair values are determined using significant unobservable inputs. Due to limited market activity, management’s fair-value estimates approximate the securities’ amortized cost.

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$15,134	$—	$15,134
Subordinated Debt	—	10,659	750	11,409
Preferred Stock	—	—	475	475
Municipal Securities:
Taxable	—	7,683	—	7,683
Tax-exempt	—	20,602	—	20,602
U.S. Government Agencies	—	1,811	—	1,811
Derivative asset – interest rate swap on loans	—	9,402	—	9,402
Total	$—	$65,291	$1,225	$66,516
Liabilities:
Derivative liability – interest rate swap on loans	$—	$9,402	$—	$9,402
Total	$—	$9,402	$—	$9,402

	December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$16,053	$—	$16,053
Subordinated Debt	—	10,456	750	11,206
Preferred Stock	—	—	468	468
Municipal Securities:
Taxable	—	7,689	—	7,689
Tax-exempt	—	20,451	—	20,451
U.S. Government Agencies	—	2,087	—	2,087
Derivative asset – interest rate swap on loans	—	9,931	—	9,931
Total	$—	$66,667	$1,218	$67,885
Liabilities:
Derivative liability – interest rate swap on loans	$—	$9,931	$—	$9,931
Total	$—	$9,931	$—	$9,931

The table below shows the activity to the fair value of level three instruments during the six months ended June 30, 2026.

Reconciliation of Level 3 Inputs
(Dollars in thousands)
December 31, 2025 fair value	$1,218
Change in fair value (1)	7
June 30, 2026 fair value	$1,225

(1) The change in fair value from December 31, 2025 to  June 30, 2026 is due to accretion of the underlying preferred stock security given that it was purchased at a discount. The change in fair value is not due to fluctuating market conditions.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Individually evaluated loans

Loans are individually evaluated when repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. The measurement of loss associated with individually evaluated loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral for commercial loans may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Bank because of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).  For consumer loans, the collateral may be automobiles or other personal property, which is valued based on the liquidation value of the type of underlying collateral (Level 3).

Refer to the table below for individually evaluated loans measured at fair value as of  June 30, 2026. There were no individually evaluated loans measured at fair value as of  December 31, 2025.

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

Refer to the table below for OREO measured at fair value as of  June 30, 2026 and December 31, 2025.

Property held for sale

This real estate property is carried in the property held for sale line item on the Consolidated Statements of Financial Condition as of  June 30, 2026 at fair value, based upon the transactional price if available, or the appraised value of the property. Refer to Note 8 for additional information on the property held for sale.

The following table summarizes the value of the Bank's assets as of  June 30, 2026 and December 31, 2025 that were measured at fair value on a nonrecurring basis during the period:

June 30, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent loans with a specific reserve:
Consumer secured loans	$—	$—	$12	$12
Other real estate owned	—	—	900	900
Property held for sale	—	—	2,760	2,760
Total	$—	$—	$3,672	$3,672

December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other real estate owned	$—	$—	$1,697	$1,697
Property held for sale	—	—	2,728	2,728
Total	$—	$—	$4,425	$4,425

	Fair Value Measurements at June 30, 2026
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Collateral dependent loans with a specific reserve:
Consumer secured loans	$12	Liquidation value	Discount to reflect estimated selling costs	10% - 30%
Other real estate owned	900	Appraisals	Discount to reflect current market conditions and estimated selling costs	6% - 10%
Property held for sale	2,760	Transaction price	Estimated selling costs	1% - 5%
Total	$3,672

	Fair Value Measurements at December 31, 2025
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Other real estate owned	$1,697	Appraisals	Discount to reflect current market conditions and estimated selling costs	6% - 10%
Property held for sale	2,728	Transaction price	Estimated selling costs	1% - 5%
Total	$4,425

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. In accordance with ASC 825, the Company uses the exit price notion, rather than the entry price notion, in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The following tables reflect the carrying amounts and estimated fair values of the Company’s financial instruments whether or not recognized on the Consolidated Statement of Financial Condition at fair value.

June 30, 2026	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$109,281	$109,281	$109,281	$—	$—
Securities:
Available-for-sale	57,114	57,114	—	55,889	1,225
Held-to-maturity	13,785	13,766	—	13,766	—
Restricted securities	6,998	6,998	—	6,998	—
Loans, net	1,928,372	1,926,103	—	—	1,926,103
Derivative asset – interest rate swap on loans	9,402	9,402	—	9,402	—
Bank owned life insurance	41,396	41,396	—	41,396	—
Accrued interest receivable	11,354	11,354	—	11,354	—
Liabilities:
Deposits	$1,934,305	$1,932,644	$—	$1,165,440	$767,204
Subordinated debt, net	70,100	68,918	—	68,918	—
Derivative liability – interest rate swaps on loans	9,402	9,402	—	9,402	—
Accrued interest payable	3,043	3,043	—	3,043	—

December 31, 2025	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$162,756	$162,756	$162,756	$—	$—
Securities:
Available-for-sale	57,954	57,954	—	56,736	1,218
Held-to-maturity	13,798	13,754	—	13,754	—
Restricted securities	7,005	7,005	—	7,005	—
Loans, net	1,841,833	1,829,264	—	—	1,829,264
Derivative asset – interest rate swap on loans	9,931	9,931	—	9,931	—
Bank owned life insurance	40,752	40,752	—	40,752	—
Accrued interest receivable	10,562	10,562	—	10,562	—
Liabilities:
Deposits	$1,899,184	$1,900,529	$—	$1,119,340	$781,189
Subordinated debt, net	69,936	67,816	—	67,816	—
Derivative liability – interest rate swaps on loans	9,931	9,931	—	9,931	—
Accrued interest payable	2,532	2,532	—	2,532	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. Assumptions utilized in the aggregation of fair value of our loan portfolio include prepayment rates, probability of default and loss given default, and discount rates on cash flows. Our third party valuation utilizes average data by homogenous loan segments nationwide and may not properly reflect the characteristics of our specific portfolio. There were no changes in methodologies or transfers between levels during the periods ended  June 30, 2026 and December 31, 2025.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except for per share data)	2026	2025	2026	2025
Net income	$4,668	$4,590	$8,768	$7,043
Preferred stock dividends	(539)	$(539)	(1,078)	$(1,078)
Net income available to common shareholders	$4,129	$4,051	$7,690	$5,965
Weighted average number of common shares issued, basic and diluted	7,177,264	7,704,677	7,329,939	7,670,623
Earnings per common share:
Basic and diluted earnings per common share	$0.58	$0.53	$1.05	$0.78

Note 7. Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes, as of June 30, 2026,  December 31, 2025, and June 30, 2025.

(Dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Unrealized loss on investment securities available-for-sale	$(7,167)	$(7,491)	$(9,693)
Tax effect	1,648	1,723	2,229
Total accumulated other comprehensive loss	$(5,519)	$(5,768)	$(7,464)

There were no reclassifications during the periods ending June 30, 2026, December 31, 2025, and  June 30, 2025.

Note 8: Property Held For Sale

During the three months ended June 30, 2025, the Company acquired a building complex for possible future bank premises. The complex consisted of three buildings and the associated land. Two buildings were designated as held for sale upon acquisition and are in the property held for sale line item on the Consolidated Statements of Financial Condition as of  June 30, 2026. The sales of the two buildings are currently expected to close in 2026. The carrying amount of the two buildings designated as held for sale was $2.8 million as of June 30, 2026.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2025, previously filed with the SEC on March 13, 2026. Results for the three and six months ended June 30, 2026 are not necessarily indicative of results for the year ending December 31, 2026 or any future period.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Important factors that could cause actual results to differ materially from those in the forward–looking statements included herein include, but are not limited to:

●	general economic conditions, either nationally or in our market area, that are different than expected;

●	competition among depository and other financial institutions, particularly intensified competition for deposits;

●	inflation and an interest rate environment that may reduce our margins or reduce the fair value of certain of our financial instruments;

●	changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory structure and in regulatory fees and capital requirements;

●	the impact of significant changes in accounting procedures or requirements on our financial condition or results of operations;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired and newly organized entities;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices;

●	changes in our organization, compensation and benefit plans;

●	our ability to attract and retain key employees;

●	changes in our financial condition or results of operations that reduce capital;

●	changes in the financial condition or future prospects of issuers of securities that we own;

●

the concentration of our business in the Northern Virginia and greater Washington, DC metropolitan area and the effect of changes in the economic, political and environmental conditions on those markets;

●	adequacy of or increases in the allowance for credit losses;

●	cyber threats, attacks or other data security events;

●	fraud or misconduct by internal or external parties;

●	reliance on third parties for key services;

●	changes in our asset quality, including changes in loan delinquencies, problem assets and foreclosures;

●	future performance of our loan portfolio with respect to recently originated loans;

●	additional risks related to new lines of business, products, product enhancements or services;

●

results of examination of us by our regulators, including the possibility that our regulators may require us to change our allowance for credit losses or to adjust assets or take other supervisory action;

●	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material change in our internal controls over financial reporting;

●	liquidity, interest rate and operational risks associated with our business;

●	implications of our status as a smaller reporting company;

●	a work disruption, forced quarantine, or other interruption or the unavailability of key employees;

●	volatility in the financial institution industry and actions by regulatory authorities in response thereto;

●	litigation or governmental actions;

●	change in a material asset;

●	federal layoffs and shut downs, and potential government contract terminations or non-renewals;

●	possible income tax and accounting effects of recently enacted legislation; and

●	"Risk Factors" and other information included in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q.

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

The Company's business is focused on core banking where we offer a full range of banking services to individuals, small to medium-sized businesses, and professionals through both traditional and electronic delivery.

We were the first community bank in the Washington, D.C. metropolitan area to offer a full online business banking solution, including remote check scanners on a business customer’s desktop. We offer mobile banking apps for iPhones, iPads and Android devices that provide for remote deposit of checks. In addition, we were the first bank headquartered in the Commonwealth of Virginia to offer CDARS, the Certificate of Deposit Account Registry Service. We offer our customers a suite of reciprocal deposit options through placement services that offer additional FDIC insurance on deposits. We believe that enhanced electronic delivery systems and technology increase profitability through greater productivity and cost control and allow us to offer new and better products and services.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2026, have remained unchanged since our Annual Report on Form 10-K for the year ended December 31, 2025 was filed.

Comparison of Statements of Income for the Three Months Ended June 30, 2026 and 2025

General

Total interest income decreased $2.2 million for the three months ended June 30, 2026 from the same period in 2025. The decrease was primarily the result of a decrease in interest and fees on loans of $1.7 million, which was impacted by the collection of $1.3 million of accrued interest on a fully repaid non-accrual loan during the three months ended June 30, 2025. Total interest expense decreased $1.6 million for the three months ended June 30, 2026 from the same period in 2025 due to decreases in deposit interest expense described below. Net interest income decreased $0.6 million for the three months ended June 30, 2026 from the same period in 2025. The provision for credit losses was $0.6 million for the three months ended June 30, 2026 compared to a recovery of credit losses of $0.5 million for the three months ended June 30, 2025. Non-interest income decreased $0.2 million for the three months ended June 30, 2026 from the same period in 2025. The decrease in non-interest income was primarily due to the gain on retirement of subordinated debt of $68,000 and gain on equity securities of $103,000 that took place during the three months ended June 30, 2025 but not in the three months ended June 30, 2026. Non-interest expense decreased by $2.2 million for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to decreases in salaries and employee benefits, outside services, furniture and equipment, advertising and marketing, and FDIC insurance expenses. Net income increased $0.1 million to $4.7 million for the three months ended June 30, 2026 from $4.6 million for the three months ended June 30, 2025.

Interest Income

Total interest income decreased $2.2 million or 6.4%, to $32.2 million for the three months ended June 30, 2026 from $34.4 million for the three months ended June 30, 2025, on a tax equivalent basis. The decrease was primarily the result of a decrease in interest and fees on loans of $1.7 million, which was impacted by the collection of $1.3 million of accrued interest on a fully repaid non-accrual loan during the three months ended June 30, 2025. Total average interest-earning assets increased $64.3 million, to $2.08 billion for the three months ended June 30, 2026 from $2.02 billion for the same period in 2025 primarily because of an increase of $100.2 million in the average balance of loans offset by a decrease of $32.8 million in the average balance of federal funds sold and interest bearing deposits at other financial institutions and a $3.0 million decrease in the average balance of investment securities. The average yield on our interest-earning assets decreased 64 basis points to 6.20% for the three months ended June 30, 2026 as compared to 6.84% for the three months ended June 30, 2025, which was impacted by the collection of $1.3 million of accrued interest on a fully repaid non-accrual loan during the three months ended June 30, 2025. For the three months ended June 30, 2026, the Company reversed $108,000 in accrued interest income in relation to loans placed on non-accrual, as compared to $128,000 for the three months ended June 30, 2025. During the three months ended June 30, 2026, $34,000 of accrued interest reversed in 2025 was recovered, for a net adjustment of $74,000 to interest income.

Interest and fees on loans decreased $1.7 million, to $30.7 million for the three months ended June 30, 2026 from $32.4 million for the same period in 2025. There was a 73 basis point decrease in the average loans yields, which was 6.42% for the three months ended June 30, 2026 compared to 7.15% for the three months ended June 30, 2025. Both of these decreases were primarily impacted by the collection of $1.3 million of accrued interest on a fully repaid non-accrual loan during the three months ended June 30, 2025. The average balance of loans increased $100.2 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.  The weighted average interest rate of loans originated during the three months ended June 30, 2026 was 7.00%.

Interest income on federal funds sold and interest-earning deposits decreased by $0.5 million to $0.6 million for the three months ended June 30, 2026, from $1.1 million for the three months ended June 30, 2025. The average balance of interest-earning deposits and federal funds sold decreased $32.8 million to $75.5 million for the three months ended June 30, 2026 from $108.3 million for the same period in 2025. The average yield on federal funds sold and interest-earning deposits decreased to 3.40% for the three months ended June 30, 2026 from 4.24% for the same period in 2025.

Interest on investment securities was $0.8 million for the three months ended June 30, 2026 and $0.8 million for the three months ended June 30, 2025 on a fully tax-equivalent basis. Interest on investments in U.S. Government Agencies and U.S. Municipals was $0.4 million for the three months ended June 30, 2026 and $0.4 million for the three months ended June 30, 2025. Interest on mortgage-backed securities was $0.1 million and $0.1 million for the three months ended June 30, 2026 and June 30, 2025. Subordinated debt interest income was $0.2 million for the three months ended June 30, 2026, and $0.1 million for the three months ended June 30, 2025. The average yield on taxable securities increased 18 basis points, to 3.45% and the average yield on tax-exempt securities increased 23 basis points, to 4.06% on a tax equivalent basis for the three months ended June 30, 2026, compared to the same period in 2025. Due to the increase in average yield, interest on investment securities increased despite the average balance of investment securities decreasing by $3.0 million, to $85.3 million for the three months ended June 30, 2026, from $88.3 million for the three months ended June 30, 2025.

Interest Expense

Total interest expense decreased $1.6 million to $13.9 million for the three months ended June 30, 2026 from $15.5 million for the three months ended June 30, 2025, primarily due to a $1.8 million decrease in interest expense on interest bearing deposits and offset by a $0.1 million increase in total interest expense paid on borrowings.

Interest expense on deposits decreased $1.8 million to $12.9 million for the three months ended June 30, 2026 from $14.7 million for the three months ended June 30, 2025 primarily as a result of a decrease in yields on cost of funds. The average balance of interest-bearing deposits increased by $40.0 million to $1.54 billion during the three months ended June 30, 2026 as compared to $1.50 billion for the three months ended June 30, 2025. The increase in the average balance of interest-bearing deposits was primarily a result of a $59.5 million increase in the average balance of money market deposit accounts and a $22.0 million increase in the average balance of savings and NOW deposits, offset by a $43.0 million decrease in the average balance of time deposits, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The average cost of interest-bearing deposits was 3.38% for the three months ended June 30, 2026, compared to 3.94% for the three months ended June 30, 2025. The average rate paid on money market deposits decreased 60 basis points to 3.34% for the three months ended June 30, 2026 from 3.94% for the three months ended June 30, 2025. The average rate paid on interest-bearing demand deposits decreased 55 basis points to 3.03% for the three months ended June 30, 2026 from 3.58% for the three months ended June 30, 2025. The average rate paid on savings and NOW deposits decreased 12 basis points to 1.20% for the three months ended June 30, 2026 from 1.32% for the three months ended June 30, 2025. The average cost of time deposits decreased by 52 basis points to 3.87% for the three months ended June 30, 2026 as compared to 4.39% for the three months ended June 30, 2025. The average balance of non-interest bearing demand deposits and other liabilities increased $24.3 million to $378.9 million for the three months ended June 30, 2026, compared to $354.6 million for the three months ended June 30, 2025.

Net Interest Income

Net interest income decreased approximately $0.6 million, or 2.9%, to $18.3 million for the three months ended June 30, 2026 from $18.9 million for the three months ended June 30, 2025, on a tax equivalent basis. Our net interest-earning assets increased $16.9 million to $465.8 million for the three months ended June 30, 2026 from $449.0 million for the three months ended June 30, 2025. The interest rate spread decreased by 11 basis points to 2.76% for the three months ended June 30, 2026 from 2.87% for the three months ended June 30, 2025, on a tax equivalent basis. The net interest margin decreased by 22 basis points from 3.75% for the three months ended June 30, 2025 to 3.53% for the three months ended June 30, 2026 on a tax equivalent basis. These decreases were primarily impacted by the collection of $1.3 million of accrued interest on a fully repaid non-accrual loan during the three months ended June 30, 2025. The interest rate spread and net interest margin are more comparable for the three months ended June 30, 2026 and the three months ended June 30, 2025 if the interest recovery is excluded.  Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Three Months Ended June 30,
	2026			2025
	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,919,481	$30,738	6.42%	$1,819,307	$32,443	7.15%
Investment securities:
Taxable	49,222	423	3.45%	52,911	431	3.27%
Tax-exempt	36,123	366	4.06%	35,434	338	3.83%
Interest-bearing deposits at other financial institutions	1,154	10	3.48%	756	10	5.31%
Federal funds sold	74,355	630	3.40%	107,583	1,135	4.23%
Total interest-earning assets	$2,080,335	$32,167	6.20%	$2,015,991	$34,357	6.84%
Non-interest-earning assets	126,881			116,675
Total assets	$2,207,216			$2,132,666
Interest-bearing liabilities:
Interest-bearing demand deposits	$114,088	$862	3.03%	$112,579	$1,004	3.58%
Savings and NOW deposits	141,176	421	1.20%	119,163	391	1.32%
Money market deposits	538,719	4,487	3.34%	479,267	4,707	3.94%
Time deposits	741,846	7,158	3.87%	784,824	8,595	4.39%
Total interest-bearing deposits	$1,535,829	$12,928	3.38%	$1,495,833	$14,697	3.94%
Federal funds purchased	8,573	84	3.93%	1	—	0.00%
Subordinated debt, net	70,084	846	4.84%	71,199	799	4.50%
Total interest-bearing liabilities	$1,614,486	$13,858	3.44%	$1,567,033	$15,496	3.97%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	378,871			354,552
Total liabilities	$1,993,357			$1,921,585
Stockholders’ equity	213,859			211,081
Total liabilities and stockholders’ equity	$2,207,216			$2,132,666
Net interest income		$18,309			$18,861
Interest rate spread(2)			2.76%			2.87%
Net interest-earning assets(3)	$465,849			$448,958
Net interest margin(4)			3.53%			3.75%
Average interest-earning assets to average interest-bearing liabilities	128.9%			128.7%

(1)	Includes loans classified as non-accrual.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a fully tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Three Months Ended
	June 30, 2026 and 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$8,708	$(10,413)	$(1,705)
Investment securities	(128)	148	20
Interest-bearing deposits at other financial institutions	17	(17)	-
Federal funds sold	(309)	(196)	(505)
Total interest-earning assets	8,288	(10,478)	(2,190)
Interest-bearing liabilities:
Interest-bearing demand deposits	88	(230)	(142)
Savings and NOW deposits	212	(182)	30
Money market deposits	4,871	(5,091)	(220)
Time deposits	(454)	(983)	(1,437)
Total interest-bearing deposits	4,717	(6,486)	(1,769)
Federal funds purchased	84	—	84
Subordinated debt, net	(75)	122	47
Total interest-bearing liabilities	4,726	(6,364)	(1,638)
Change in net interest income	$3,562	$(4,114)	$(552)

Provision for Credit Losses

Management believes that the allowance for credit losses recorded for the period ended June 30, 2026 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of any elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

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

The provision for credit losses on loans was $0.2 million for the three months ended June 30, 2026 given loan growth during the period, compared to a recovery of credit losses on loans of $0.5 million for the three months ended June 30, 2025. Loan originations, which totaled approximately $50.9 million for the three months ended June 30, 2025 increased $57.6 million to $108.5 million for the three months ended June 30, 2026. During the three months ended June 30, 2026, there were no charge-offs incurred and recoveries of $14,000 were received. During the three months ended June 30, 2025, there were $0.6 million in charge-offs incurred and recoveries of $0.7 million were received.

The provision for credit losses on off-balance sheet credit exposure was $0.3 million for the three months ended June 30, 2026 compared to a recovery of credit losses of $15,000 for the three months ended June 30, 2025. The provision for credit losses on off-balance sheet credit exposure for the three months ended June 30, 2026 was primarily related to increases in unfunded commitment levels and fluctuations in utilization rates.

Non-Interest Income

Non-interest income decreased $0.2 million, or 16.1%, to $0.9 million for the three months ended June 30, 2026 from $1.1 million for the three months ended June 30, 2025. The decrease in non-interest income was primarily due to the gain on retirement of subordinated debt of $68,000 and gain on equity securities of $103,000 that took place during the three months ended June 30, 2025 but not in the three months ended June 30, 2026. The Company continues to focus on increasing non-interest income as it continues to add services that strategically benefit our customers.

Non-Interest Expense

Non-interest expense decreased $2.2 million, or 15.1%, to $12.5 million for the three months ended June 30, 2026, from $14.7 million for the three months ended June 30, 2025 primarily because of continued expense management efforts across the Company. Salaries and employee benefits decreased $0.8 million to $7.5 million for the three months ended June 30, 2026, from $8.3 million for the three months ended June 30, 2025 due to a decrease in full time employees compared to last year. Outside services, which includes professional fees for attorneys, accountants, consultants, and cloud services, decreased $0.8 million to $0.4 million for the three months ended June 30, 2026, from $1.3 million for the three months ended June 30, 2025. Furniture and equipment expenses decreased approximately $0.4 million to $0.8 million for the three months ended June 30, 2026, from $1.1 million for the three months ended June 30, 2025.  FDIC insurance expense decreased $0.4 million to $0.5 million for the three months ended June 30, 2026, from $0.9 million for the three months ended June 30, 2025, due to the stabilized level of deposits compared to the temporary surge experienced at the end of 2025. Advertising and marketing expense decreased $0.1 million to $0.4 million for the three months ended June 30, 2026, from $0.5 million for the three months ended June 30, 2025. Other operating expenses increased $0.4 million to $1.6 million for the three months ended June 30, 2026, from $1.2 million primarily due to workout expenses as we work through a small number of problem credits.

Income Tax Expense

Income tax expense increased $0.3 million or 27.5%, to $1.4 million for the three months ended June 30, 2026 from $1.1 million for the three months ended June 30, 2025. The increase in federal income tax expense for the three months ended June 30, 2026 compared to the same period a year ago was driven by increased estimated tax rates and the increase in income before income taxes of $0.4 million, to income before income tax of $6.0 million for the three months ended June 30, 2026 compared to income before income tax expense of $5.7 million for the same period in the prior year. The Company accrues taxes based on an estimated tax rate basis using inputs and assumptions about pre-tax income. As the inputs and assumptions change, the estimated tax accruals will change throughout the year.  The Company also invests in projects that have tax credit benefits in order to help reduce its overall tax liability, timing of these tax credits are layered into our overall assessment. At June 30, 2026, these tax credits exceed the total tax liability and therefore, are not fully utilized, which causes the effective income tax expense rate to increase. For the three months ended June 30, 2026, the Company had an effective income tax expense rate of 22.52%, compared to 18.82% for the three months ended June 30, 2025.  The Company has included assessments in income tax expense for potential state tax liabilities which totaled $0.2 million for the three months ended June 30, 2026 and $0.1 million for the three months ended June 30, 2025.

Comparison of Statements of Income for the Six Months Ended June 30, 2026 and 2025

General

Total interest income decreased $3.9 million for the six months ended June 30, 2026 from the same period in 2025. The decrease was primarily the result of a decrease in interest and fees on loans of $3.3 million, which was primarily due to interest rate changes and was also impacted by the collection of $1.3 million of accrued interest on a fully repaid non-accrual loan during the six months ended June 30, 2025. Total interest expense decreased $4.4 million for the six months ended June 30, 2026 from the same period in 2025 due to decreases in deposit interest expense described below. Net interest income increased $0.4 million for the six months ended June 30, 2026 from the same period in 2025. The provision for credit losses was $0.5 million for the six months ended June 30, 2026 compared to a recovery of credit losses of $0.5 million for the six months ended June 30, 2025. Non-interest income decreased $0.7 million for the six months ended June 30, 2026 from the same period in 2025. The decrease in non-interest income was primarily due to a $0.7 million loss on sale of other real estate owned. Non-interest expense decreased by $3.9 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to decreases in salaries and employee benefits, outside services, furniture and equipment, advertising and marketing, and FDIC insurance expenses. Net income increased $1.7 million to $8.8 million for the six months ended June 30, 2026 from $7.0 million for the six months ended June 30, 2025.

Interest Income

Total interest income decreased $3.9 million or 5.8%, to $63.5 million for the six months ended June 30, 2026 from $67.4 million for the six months ended June 30, 2025, on a tax equivalent basis. The decrease was primarily the result of a decrease in interest and fees on loans of $3.3 million, which was primarily due to interest rate changes and was impacted by the collection of $1.3 million of accrued interest on a fully repaid non-accrual loan during the six months ended June 30, 2025. Total average interest-earning assets increased $33.4 million, to $2.07 billion for the six months ended June 30, 2026 from $2.03 billion for the same period in 2025 primarily because of an increase of $57.4 million in the average balance of loans offset by a decrease of $21.2 million in the average balance of federal funds sold and interest bearing deposits at other financial institutions and a $2.7 million decrease in the average balance of investment securities. The average yield on our interest-earning assets decreased 50 basis points to 6.19% for the six months ended June 30, 2026 as compared to 6.69% for the six months ended June 30, 2025, which was primarily due to interest rate changes and was also impacted by the collection of $1.3 million of accrued interest on a fully repaid non-accrual loan during the six months ended June 30, 2025.

Interest and fees on loans decreased $3.3 million, to $60.3 million for the six months ended June 30, 2026 from $63.6 million for the same period in 2025. There was a 57 basis point decrease in the average loans yields, which was 6.42% for the six months ended June 30, 2026 compared to 6.99% for the six months ended June 30, 2025. These decreases were primarily due to interest rate changes and were impacted by the collection of $1.3 million of accrued interest on a fully repaid non-accrual loan during the six months ended June 30, 2025. The average balance of loans increased $57.4 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The weighted average interest rate of loans originated during the six months ended June 30, 2026 was 6.98%.

Interest income on federal funds sold and interest-earning deposits decreased by $0.7 million to $1.6 million for the six months ended June 30, 2026, from $2.3 million for the six months ended June 30, 2025. The average balance of interest-earning deposits and federal funds sold decreased $21.2 million to $88.8 million for the six months ended June 30, 2026 from $110.0 million for the same period in 2025. The average yield on federal funds sold and interest-earning deposits decreased to 3.71% for the six months ended June 30, 2026 from 4.24% for the same period in 2025.

Interest on investment securities was $1.6 million for the six months ended June 30, 2026 and $1.5 million for the six months ended June 30, 2025 on a fully tax-equivalent basis. Interest on investments in U.S. Government Agencies and U.S. Municipals was $0.7 million for the six months ended June 30, 2026 and $0.7 million for the six months ended June 30, 2025. Interest on mortgage-backed securities was $0.2 million and $0.2 million for the six months ended June 30, 2026 and June 30, 2025. Subordinated debt interest income was $0.3 million for the six months ended June 30, 2026, and $0.3 million for the six months ended June 30, 2025. The average yield on taxable securities increased 20 basis points, to 3.43% and the average yield on tax-exempt securities increased 24 basis points, to 4.07% on a tax equivalent basis for the six months ended June 30, 2026, compared to the same period in 2025. Due to the increase in average yield, interest on investment securities increased despite the average balance of investment securities decreasing by $2.7 million, to $85.6 million for the six months ended June 30, 2026, from $88.4 million for the six months ended June 30, 2025.

Interest Expense

Total interest expense decreased $4.4 million to $27.6 million for the six months ended June 30, 2026 from $31.9 million for the six months ended June 30, 2025, primarily due to a $4.5 million decrease in interest expense on interest bearing deposits and a $58,000 increase in total interest expense paid on borrowings.

Interest expense on deposits decreased $4.5 million to $25.8 million for the six months ended June 30, 2026 from $30.3 million for the six months ended June 30, 2025 primarily as a result of a decrease in yields on cost of funds. The average balance of interest-bearing deposits increased by $22.6 million to $1.53 billion during the six months ended June 30, 2026 as compared to $1.51 billion for the six months ended June 30, 2025. The increase in the average balance of interest-bearing deposits was primarily a result of a $44.4 million increase in the average balance of savings and NOW deposits, a $4.8 million increase in interest-bearing demand deposits, and a $7.1 million increase in the average balance of money market deposit accounts, offset by a $33.8 million decrease in the average balance of time deposits, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The average cost of interest-bearing deposits was 3.41% for the six months ended June 30, 2026, compared to 4.06% for the six months ended June 30, 2025. The average rate paid on money market deposits was 3.32% for the six months ended June 30, 2026 compared to 3.96% for the six months ended June 30, 2025. The average rate paid on interest-bearing demand deposits was 3.02% for the six months ended June 30, 2026 compared to 3.69% for the six months ended June 30, 2025. The average rate paid on savings and NOW deposits was 1.18% for the six months ended June 30, 2026 compared to 1.32% for the six months ended June 30, 2025. The average cost of time deposits was 3.94% for the six months ended June 30, 2026 compared to 4.49% for the six months ended June 30, 2025. The average balance of non-interest bearing demand deposits and other liabilities increased $20.1 million to $374.2 million for the six months ended June 30, 2026, compared to $354.1 million for the six months ended June 30, 2025.

Net Interest Income

Net interest income increased approximately $0.4 million, or 1.2%, to $35.9 million for the six months ended June 30, 2026 from $35.4 million for the six months ended June 30, 2025, on a tax equivalent basis. Our net interest-earning assets increased $10.1 million to $462.6 million for the six months ended June 30, 2026 from $452.4 million for the six months ended June 30, 2025. The interest rate spread increased by 11 basis points to 2.72% for the six months ended June 30, 2026 from 2.61% for the six months ended June 30, 2025, on a tax equivalent basis. The net interest margin decreased by 2 basis points from 3.52% for the six months ended June 30, 2025 to 3.50% for the six months ended June 30, 2026 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Six Months Ended June 30,
	2026			2025
	Average Balance	Interest Income/ Expense (6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,891,701	$60,256	6.42%	$1,834,314	$63,554	6.99%
Investment securities:
Taxable	49,481	841	3.43%	53,050	851	3.23%
Tax-exempt	36,143	729	4.07%	35,317	671	3.83%
Interest-bearing deposits at other financial institutions	1,129	20	3.57%	1,393	32	4.63%
Federal funds sold	87,649	1,615	3.72%	108,612	2,282	4.24%
Total interest-earning assets	$2,066,103	$63,461	6.19%	$2,032,686	$67,390	6.69%
Non-interest-earning assets	127,494			111,326
Total assets	$2,193,597			$2,144,012
Interest-bearing liabilities:
Interest-bearing demand deposits	$116,842	$1,752	3.02%	$111,999	$2,052	3.69%
Savings and NOW deposits	138,072	810	1.18%	93,649	612	1.32%
Money market deposits	515,424	8,478	3.32%	508,319	9,983	3.96%
Time deposits	757,582	14,808	3.94%	791,399	17,626	4.49%
Total interest-bearing deposits	$1,527,920	$25,848	3.41%	$1,505,366	$30,273	4.06%
Federal funds purchased	5,582	109	3.94%	2,790	65	4.70%
Subordinated debt	70,040	1,625	4.68%	72,116	1,611	4.50%
Total interest-bearing liabilities	$1,603,542	$27,582	3.47%	$1,580,272	$31,949	4.08%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	374,230			354,133
Total liabilities	$1,977,772			$1,934,405
Stockholders’ Equity	215,825			209,607
Total liabilities and stockholders’ equity	$2,193,597			$2,144,012
Net interest income		$35,879			$35,441
Interest rate spread(2)			2.72%			2.61%
Net interest-earning assets(3)	$462,561			$452,414
Net interest margin(4)			3.50%			3.52%
Average interest-earning assets to average interest-bearing liabilities	128.85%			128.63%

(1)	Includes loans classified as non-accrual.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a fully tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Six Months Ended
	June 30, 2026 and 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$4,884	$(8,182)	$(3,298)
Investment securities	(113)	161	48
Interest-bearing deposits at other financial institutions	(5)	(7)	(12)
Federal funds sold	(408)	(259)	(667)
Total interest-earning assets	4,358	(8,287)	(3,929)
Interest-bearing liabilities:
Interest-bearing demand deposits	231	(531)	(300)
Savings and NOW deposits	376	(178)	198
Money market deposit accounts	398	(1,903)	(1,505)
Time deposits	(728)	(2,090)	(2,818)
Total interest-bearing deposits	277	(4,702)	(4,425)
Federal funds purchased	74	(30)	44
Subordinated debt	(103)	117	14
Total interest-bearing liabilities	248	(4,615)	(4,367)
Change in net interest income	$4,110	$(3,672)	$438

Provision for Credit Losses

Management believes that the allowance for credit losses recorded for the period ended June 30, 2026 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of any elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

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

The provision for credit losses on loans was $0.2 million for the six months ended June 30, 2026 given loan growth during the period, compared to a recovery of credit losses on loans of $0.5 million for the six months ended June 30, 2025. Loan originations, which totaled approximately $96.8 million for the six months ended June 30, 2025 increased $62.4 million to $159.2 million for the six months ended June 30, 2026. During the six months ended June 30, 2026, there were $0.3 million charge-offs incurred and recoveries of $37,000 were received. During the six months ended June 30, 2025, there were $0.6 million charge-offs incurred and recoveries of $0.8 million were received.

The provision for credit losses on off-balance sheet credit exposure was $0.2 million for the six months ended June 30, 2026 compared to a recovery of credit losses of $15,000 for the six months ended June 30, 2025. The provision for credit losses on off-balance sheet credit exposure for the six months ended June 30, 2026 was primarily related to increases in unfunded commitment levels and fluctuations in utilization rates.

Non-Interest Income

Non-interest income decreased $0.7 million, or 35.1%, to $1.3 million for the six months ended June 30, 2026 from $2.0 million for the six months ended June 30, 2025. The decrease in non-interest income was primarily due to a $0.7 million loss on the sale of other real estate owned during the six months ended June 30, 2026. Additionally, the gain on retirement of subordinated debt of $128,000 and gain on equity securities of $103,000 that took place during the six months ended June 30, 2025 were not recurring in the six months ended June 30, 2026. These decreases are offset by an increase of $0.1 million in other non-interest income due to a prepayment fee recognized during the six months ended June 30, 2026. The Company continues to focus on increasing non-interest income as it continues to add services that strategically benefit our customers.

Non-Interest Expense

Non-interest expense decreased $3.9 million, or 13.3%, to $25.2 million for the six months ended June 30, 2026, from $29.1 million for the six months ended June 30, 2025 primarily because of continued expense management efforts across the Company. Salaries and employee benefits decreased $1.6 million to $15.1 million for the six months ended June 30, 2026, from $16.7 million for the six months ended June 30, 2025 due to a decrease in full time employees compared to last year. Outside services, which includes professional fees for attorneys, accountants, consultants, and cloud services, decreased $1.6 million to $0.9 million for the six months ended June 30, 2026, from $2.5 million for the six months ended June 30, 2025.  Furniture and equipment expenses decreased approximately $0.6 million to $1.5 million for the six months ended June 30, 2026, from $2.2 million for the six months ended June 30, 2025.  FDIC insurance expense decreased $0.3 million to $0.9 million for the six months ended June 30, 2026, from $1.2 million for the six months ended June 30, 2025, due to the stabilized level of deposits compared to the temporary surge experienced at the end of 2025. Advertising and marketing decreased approximately $0.3 million to $0.7 million for the six months ended June 30, 2026, from $1.0 million for the six months ended June 30, 2025. These decreases were offset by an increase in other real estate owned expenses of $0.2 million for the six months ended June 30, 2026, compared to none for the six months ended June 30, 2025. Other operating expenses increased $0.4 million to $3.0 million for the six months ended June 30, 2026, from $2.6 million primarily due to workout expenses as we work through a small number of problem credits.

Income Tax Expense

Income tax expense increased $0.9 million or 49.8%, to $2.6 million for the six months ended June 30, 2026 from $1.7 million for the six months ended June 30, 2025. The increase in federal income tax expense for the six months ended June 30, 2026 compared to the same period a year ago was driven by increased estimated tax rates and the increase in income before income taxes of $2.6 million, to $11.4 million for the six months ended June 30, 2026 compared to $8.8 million for the same period in the prior year. The Company accrues taxes based on an estimated tax rate basis using inputs and assumptions about pre-tax income. As the inputs and assumptions change, the estimated tax accruals will change throughout the year.  The Company also invests in projects that have tax credit benefits in order to help reduce its overall tax liability, timing of these tax credits are layered into our overall assessment. At June 30, 2026, these tax credits exceed the total tax liability and therefore, are not fully utilized, which causes the effective income tax expense rate to increase. For the six months ended June 30, 2026, the Company had an effective income tax expense rate of 22.97%, compared to 19.87% for the six months ended June 30, 2025. The Company has included assessments in income tax expense for potential state tax liabilities which totaled $0.3 million for the six months ended June 30, 2026 and $0.2 million for the six months ended June 30, 2025.

Comparison of Statements of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets

Total assets increased $30.4 million, or 1.4%, to $2.24 billion at June 30, 2026 from $2.21 billion at December 31, 2025. The increase was primarily the result of an increase in net loans of $86.5 million as of June 30, 2026, offset by a decrease in cash and cash equivalents of $53.5 million, a decrease of $1.3 million in other assets, a decrease of $0.9 million in investment securities discussed below, and a decrease in other real estate owned of $0.8 million.

Investment Securities

Investment securities decreased $0.9 million, or 1.2%, from $71.8 million at December 31, 2025 to $70.9 million at June 30, 2026. The decrease was primarily due to calls, maturities, and scheduled paydowns on available-for-sale securities. At June 30, 2026 and December 31, 2025, our held-to-maturity portion of the securities portfolio, at amortized cost, was $13.8 million. At June 30, 2026, the available-for-sale portion of the securities portfolio, at fair value, was $57.1 million compared to $58.0 million at December 31, 2025.

Net Loans

Net loans increased $86.5 million, or 4.7%, to $1.93 billion at June 30, 2026 from $1.84 billion at December 31, 2025. Residential real estate loans increased $23.8 million to $465.4 million at June 30, 2026 from $441.6 million at December 31, 2025. Commercial real estate loans increased by $56.1 million from $1.01 billion at December 31, 2025 to $1.07 billion at June 30, 2026. Commercial and industrial loans decreased by $5.6 million from $107.0 million at December 31, 2025 to $101.4 million at June 30, 2026. Construction and land development loans increased $12.2 million to $312.9 million at June 30, 2026 from $300.7 million at December 31, 2025. Consumer loans increased by $131,000 from $1.1 million at December 31, 2025 to $1.3 million at June 30, 2026.

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

The Company holds a concentration in commercial real estate loans. As of June 30, 2026, construction, land development and other land loans represented 103.5% of consolidated risk-based capital. Total commercial real estate loans as defined by the Agency guidance represented 379.3% of consolidated risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio by 47%. At June 30, 2026, CRE loans as defined by the Agency guidance represented 59% of total loans, an increase of $54.5 million from December 31, 2025.

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

Our risk management process begins with a robust underwriting program. The underwriting and risk rating of all loans is completed by an underwriting team that is independent of the originating lender(s). The underwriting analysis of commercial real estate loans includes pre-origination stress testing utilizing the portfolio stress testing methods to fully understand the potential exposure before we originate the credit. Once originated, management actively monitors concentration, and each loan receives ongoing quarterly stress tests to evaluate the risk profile over the life of the credit.

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

	June 30, 2026
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction & Land Development	$312,885	$(5,409)	(1.73)%
Non-Owner Occupied CRE (2)	834,137	(35,677)	(4.28)%
All Other Loans	804,955	(24,649)	(3.06)%
AFS Securities, at amortized cost	64,281	(5,519)	(8.59)%
HTM Securities	13,785	(72)	(0.52)%
Bank Owned Life Insurance	41,396	(9)	(0.02)%
Total	$2,071,439	$(71,335)	(3.44)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D

	December 31, 2025
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction & Land Development	$300,666	$(5,294)	(1.76)%
Non-Owner Occupied CRE (2)	791,813	(29,160)	(3.68)%
All Other Loans	772,836	(22,702)	(2.94)%
AFS Securities, at amortized cost	65,445	(5,768)	(8.81)%
HTM Securities	13,798	(35)	(0.25)%
Bank Owned Life Insurance	40,752	(19)	(0.05)%
Total	$1,985,310	$(62,978)	(3.17)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D

The total estimated stress test loss is deducted from capital and we recalculate the capital ratios. As shown in the tables below, as of June 30, 2026 and December 31, 2025, the post-stress capital ratios well exceed our Board target ratios as well as Agency minimums (with buffer). For Non-Owner Occupied CRE & Multifamily the stress test is bifurcated with a low-end loss estimate and high-end estimate. The Low Estimate produces loss amounts for loans that are flagged for default (per the model) and floors the loss amount at zero. The High Estimate executes similar to the low estimate but floors the Loss-Given-Default rate at 10%, per Basel Committee on Banking Supervision rules. It also has a collective loss held on all loans regardless of if the loan is flagged for default.

June 30, 2026 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effected)
	Well Capitalized with Buffer	Bank Minimum Target	June 30, 2026	Post Stress, Low Estimate	Post Stress, High Estimate
Leverage Ratio	5.00%	9.50%	12.78%	10.36%	9.80%
Total Risk-Based Capital	10.00%	11.50%	15.14%	12.46%	11.84%
Tier 1 Risk-Based Capital	8.00%	9.50%	14.14%	11.47%	10.85%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	14.14%	11.19%	10.57%

December 31, 2025 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effected)
	Well Capitalized with Buffer	Bank Minimum Target	December 31, 2025	Post Stress, Low Estimate	Post Stress, High Estimate
Leverage Ratio	5.00%	9.50%	13.28%	11.11%	10.63%
Total Risk-Based Capital	10.00%	11.50%	16.08%	13.62%	13.08%
Tier 1 Risk-Based Capital	8.00%	9.50%	15.05%	12.59%	12.05%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	15.05%	12.29%	11.75%

The following two tables break down the June 30, 2026 and December 31, 2025 non-owner occupied CRE portfolio balances by showing the current balance in each sub-category and location. The tables also display very favorable weighted average interest rates and weighted average loan-to-values for both periods. The weighted average occupancy percentages are also broadly favorable for both periods.

June 30, 2026
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$231,461	$1,233	$9,199	$—	$241,893	5.85%	72%	62%
Office
Mixed use	583	2,590	2,637	—	5,810	6.47%	47%	92%
Medical	—	21,886	18,924	322	41,132	5.84%	53%	79%
Office	—	1,875	2,916	—	4,791	6.38%	49%	82%
Office to Residential Conversion	—	—	32,136	—	32,136	9.50%	39%	-- (4)
Hospitality	60,059	77,301	82,964	—	220,324	5.78%	62%	-- (3)
Retail/Commercial	75,261	44,004	80,622	16,041	215,928	6.30%	62%	72%
Industrial	36,457	27,198	3,757	4,711	72,123	6.42%	53%	90%
Total Non-Owner Occupied CRE (5)	403,821	176,087	233,155	21,074	834,137	6.13%	63%	70%
Construction and Land Development
Multifamily	91,996	—	—	—	91,996	6.99%	63%	N/A
1-4 family	61,836	2,922	74,984	—	139,742	7.41%	64%	N/A
Retail/Commercial	13,721	—	—	—	13,721	6.76%	46%	N/A
Industrial	—	—	5,634	—	5,634	6.88%	71%	N/A
Mixed use	901	—	—	—	901	13.00%	54%	N/A
Other	903	18,495	31,906	9,587	60,891	7.14%	50%	N/A
Total Construction and Land Development	169,357	21,417	112,524	9,587	312,885	7.21%	61%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$573,178	$197,504	$345,679	$30,661	$1,147,022	6.47%	62%	N/A

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

The following two tables depict a well-diversified portfolio of owner-occupied commercial real estate as of June 30, 2026 and December 31, 2025.  The properties are distributed nicely among the Company's footprint. This loan segment continues to perform very well and is supported by strong loan-to-values (LTVs). The following table sets forth our owner-occupied CRE portfolio by the business industry groups that occupy the properties for the periods indicated.

June 30, 2026
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$22,638	$2,788	$11,473	$5,295	$42,194	5.75%	62%
Administrative and support	—	4,500	4,745	—	9,245	6.41%	64%
Arts and recreation	—	—	36,075	—	36,075	5.82%	57%
Construction services	27,555	9,734	15,225	4,768	57,282	6.03%	71%
Education services	25,720	887	4,830	—	31,437	6.10%	48%
Health care	4,516	16,940	13,920	4,114	39,490	6.68%	56%
Information	—	—	4,364	—	4,364	4.43%	43%
Manufacturing	—	—	4,516	—	4,516	4.16%	46%
Other services	12,012	17,176	77,033	907	107,128	6.49%	62%
Professional, scientific, tech services	2,780	—	5,065	—	7,845	5.33%	58%
Real estate and rental leasing	5,925	21,713	9,112	—	36,750	6.40%	65%
Retail trade	3,108	37,894	33,478	237	74,717	6.53%	65%
Transportation and warehousing	2,796	—	17,100	—	19,896	7.37%	75%
Wholesale trade	—	132	868	6,825	7,825	6.01%	67%
Total Owner Occupied CRE	$107,050	$111,764	$237,804	$22,146	$478,764	6.28%	62%

(1) Loan-to-value is based on maximum potential outstanding at time of origination.

December 31, 2025
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$22,593	$2,834	$11,167	$5,362	$41,956	5.65%	73%
Administrative and support	—	4,500	2,105	—	6,605	6.25%	59%
Arts and recreation	—	—	36,572	—	36,572	5.91%	57%
Construction services	27,876	10,018	15,691	—	53,585	5.98%	75%
Education services	26,336	894	4,875	—	32,105	6.10%	49%
Health care	4,577	17,050	14,819	4,131	40,577	6.80%	57%
Information	—	—	4,430	—	4,430	4.43%	43%
Manufacturing	—	—	4,665	—	4,665	4.20%	46%
Other services	9,593	17,808	75,492	915	103,808	6.31%	61%
Professional, scientific, tech services	2,816	—	5,200	—	8,016	5.13%	59%
Real estate and rental leasing	4,221	25,295	4,788	—	34,304	6.25%	61%
Retail trade	3,155	35,695	34,899	239	73,988	6.54%	66%
Wholesale trade	—	151	883	6,894	7,928	6.07%	68%
Total Owner Occupied CRE	$101,167	$114,245	$215,586	$17,541	$448,539	6.18%	63%

(1) Loan-to-value is based on maximum potential outstanding at time of origination.

Allowance for Credit Losses - Loans

The allowance for credit losses on loans represents an amount that, in our judgment, will be adequate to absorb current and expected losses in the loan portfolio. The provision for credit losses on loans increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2026	2025
	(Dollars in thousands)
Balance at beginning of year	$19,308	$19,450
Charge-offs:
Residential Real Estate	(282)	(200)
Construction & Land Development	—	(35)
Commercial & Industrial	—	(623)
Total charge-offs	(282)	(858)
Recoveries:
Residential Real Estate	32	7
Commercial Real Estate	—	740
Commercial & Industrial	5	86
Consumer	—	1
Total recoveries	37	834
Net charge-offs	(245)	(24)
Provision for credit losses - loans	243	(118)
Balance at end of period	$19,306	$19,308
Ratios:
Net charge-offs to average loans outstanding (1)	0.03%	0.00%
Allowance for credit losses on loans to non-performing loans	31.50%	61.33%
Allowance for credit losses on loans to gross loans at end of period	0.99%	1.04%

(1) Annualized.

The allowance for credit losses on loans to gross loans at June 30, 2026 decreased from December 31, 2025. This is primarily due to overall loan growth and growth in segments that have lower inherent risk.

Non-performing Assets

The following table presents information regarding non-performing assets at the dates indicated:

	June 30,	December 31,
	2026	2025
	(Dollars in thousands)
Non-accrual loans:
Residential Real Estate:
Single Family	$7,907	$5,316
Multifamily	7,072	—
Construction & Land Development	26,291	25,467
Commercial Real Estate:
Owner Occupied	4,735	—
Non-Owner Occupied	14,923	314
Commercial & Industrial	345	385
Consumer - Secured	16	—
Total non-accrual loans	61,289	31,482
Other real estate owned	900	1,697
Total non-performing assets	$62,189	$33,179
Ratios:
Total non-performing loans to gross loans receivable	3.14%	1.69%
Total non-performing loans to total assets	2.73%	1.42%
Total non-performing assets to total assets	2.77%	1.50%

Past due loans excluding non-performing loans, were $15.5 million as of June 30, 2026 compared to $33.3 million as of December 31, 2025. As of June 30, 2026, criticized loans increased $5.1 million and classified loans increased $31.5 million when compared to December 31, 2025, to a balance of $115.6 million and $115.7 million, respectively. The majority of  classified loans is made up of seven relationships that experienced increases in operating costs, vacancies, and liquidity tightening as a result of the prolonged impacts of the federal government shut down, Washington D.C. government policies, and sustained elevated interest rates. Non-performing loans were $61.3 million at June 30, 2026, an increase of $29.8 million compared to $31.5 million at December 31, 2025. Approximately 40% of this balance is attributable to two relationships and the remaining 60% is confined to eleven relationships that experienced liquidity constraints. Additionally, as interest rates rose significantly starting March 2022 and largely sustained despite recent rate cuts, management believes in taking a proactive approach to risk management in the loan portfolio, particularly as credits are due to reprice in a new rate environment. The Company routinely charges off potential exposure as identified and analyzed, and executes the best course of action expected to minimize any further loss exposure. All classified loans and non-performing loans are considered individually evaluated and have strong collateral positions, with good loan-to-value (LTVs) ratios. While non-performing loans increased during the quarter, the levels remain manageable and management is diligently working towards positive resolutions.

Deposits

Deposits increased $35.1 million, or 1.8% to $1.93 billion at June 30, 2026 from $1.90 billion at December 31, 2025. Our core deposits decreased $8.8 million, or 0.6%, to $1.39 billion at June 30, 2026 from $1.40 billion at December 31, 2025. Non-interest bearing demand deposits decreased $14.8 million, or 3.9%, to $363.9 million at June 30, 2026 from $378.7 million at December 31, 2025. Interest-bearing demand deposits decreased $5.3 million, or 4.4%, to $114.1 million at June 30, 2026 from $119.4 million at December 31, 2025. Time deposits decreased $10.9 million, or  1.4%, to $768.9 million at June 30, 2026 from $779.8 million at December 31, 2025.  Money market deposits increased $43.4 million, or 8.7%, to $542.7 million at June 30, 2026 from $499.3 million at December 31, 2025. Savings and NOW deposits increased $22.9 million or 18.8% from $121.9 million at December 31, 2025 to $144.8 million at June 30, 2026.

The following table presents the Company’s deposits segregated by major category as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(Dollars in thousands)
Deposit type:	Balance	Percent %	Balance	Percent %
Interest-bearing demand deposits	$114,087	5.9%	$119,407	6.3%
Savings and NOW deposits	144,783	7.5%	121,905	6.4%
Money market deposits	542,687	28.1%	499,334	26.3%
Time deposits	768,865	39.7%	779,844	41.1%
Interest-bearing deposits	1,570,422	81.2%	1,520,490	80.1%
Non-interest bearing demand deposits	363,883	18.8%	378,694	19.9%
Total deposits	$1,934,305	100.0%	$1,899,184	100.0%

The Company uses wholesale deposits as a funding source in addition to customer deposits. Wholesale deposits provide a diversified and stable source of funding during times of market volatility. As of June 30, 2026, the Company had $542.5 million of total wholesale deposit balances, an increase of $44.0 million compared to December 31, 2025, which totaled $498.5 million.

The Company utilizes additional wholesale demand deposits to provide liquidity and more effectively balance our interest rate sensitivity. During the six months ended June 30, 2026 and 2025, total wholesale deposit funding accounted for approximately 36.3% of our interest expense.

The following table presents the Company's total wholesale deposit composition, concentrations, current rate and remaining duration, if applicable as of June 30, 2026.

	June 30, 2026				December 31, 2025
(Dollars in thousands)
Wholesale Money Market Deposits Accounts (MMDA)	Balance	Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)	Balance	Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)
Wholesale MMDAs	$200,643	37.0%	3.90%	N/A	$170,575	34.2%	3.80%	N/A
Wholesale Time Deposits
Listing Service CDs (1)	7,869	1.4%	4.80%	2	18,534	3.7%	4.81%	5
Wholesale CDs:
Term	304,982	56.2%	3.89%	8	283,397	56.9%	4.16%	7
Term with Call Option	28,977	5.4%	3.83%	27	26,000	5.2%	3.83%	33
Total Wholesale CDs	333,959				309,397
Total Wholesale Deposits	$542,471	100.0%			$498,506	100%

(1) Listing service CDs are excluded from being classified as wholesale deposits, per FDIC call report instructions

Regulatory Defined Wholesale Deposits

Each quarter the Bank files a bank call report with the FDIC, which has a specific way it defines wholesale brokered deposits. As of June 30, 2026, the Company had $534.6 million of wholesale deposits outstanding, as defined by FDIC, an increase of $54.6 million from $480.0 million at December 31, 2025. In addition, up until July 11, 2026, pursuant to rule 12 CFR 337.6(e), well-capitalized and well-rated institutions were not required to treat reciprocal deposits as wholesale deposits up to the lesser of 20 percent of their total liabilities or $5 billion. Reciprocal core deposits exceeding this threshold were reported additionally as wholesale deposits for call report purposes only. As of June 30, 2026, the Company additionally reported $112.1 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $646.7 million as of June 30, 2026. As of December 31, 2025, the Company additionally reported $145.2 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $625.2 million as of December 31, 2025. As of June 30, 2026 and December 31, 2025, all of the Company's reciprocal deposits were core deposits from customers who placed their deposits in the reciprocal network for additional FDIC insurance coverage. On July 11, 2026, the 21st Century ROAD to Housing Act (H.R. 6644) became law. This act changed the threshold from 20 percent of total liabilities to 50 percent of the first $1 billion of total liabilities, 40 percent of the next $1 billion to $10 billion of total liabilities, and 30 percent of total liabilities in excess of $10 billion.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities. The Company uses wholesale deposits in addition to customer deposits, as funding sources. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB secured advances, other secured borrowings, federal funds purchased, and other short-term unsecured borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. Additional liquidity can be obtained through the Federal Reserve Bank discount window. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had no federal funds purchased outstanding and had an additional secured borrowing capacity of $666.0 million as of June 30, 2026. Additionally, at June 30, 2026, we had the ability to borrow up to $144.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2026.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold, interest-earning deposits in other banks, and other cash due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2026, cash and cash equivalents totaled $109.3 million. Finally, securities classified as available-for-sale, which provide additional sources of liquidity, totaled $57.1 million at June 30, 2026.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $11.5 million and $2.6 million for the six months ended June 30, 2026 and June 30, 2025, respectively. There were no sales of securities in the six months ended June 30, 2026 or for six months ended June 30, 2025. Net cash used in investing activities was $85.8 million and net cash provided by investing activities was $37.1 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Net cash provided by financing activities was $20.7 million and used in financing activities was $114.2 million for the six months ended June 30, 2026 and 2025, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2026, totaled $669.3 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

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

Under the Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2026, the Bank met all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the table:

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026
Total capital (to risk-weighted assets)	$302,376	15.14%	$159,791	≥ 8.0%	$199,739	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$282,524	14.14%	$89,882	≥ 4.5%	$129,830	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$282,524	14.14%	$119,843	≥ 6.0%	$159,791	≥ 8.0%
Tier 1 capital (to average assets)	$282,524	12.78%	$88,407	≥ 4.0%	$110,509	≥ 5.0%
As of December 31, 2025
Total capital (to risk-weighted assets)	$306,631	16.08%	$152,541	≥ 8.0%	$190,677	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$286,987	15.05%	$85,805	≥ 4.5%	$123,940	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$286,987	15.05%	$114,406	≥ 6.0%	$152,541	≥ 8.0%
Tier 1 capital (to average assets)	$286,987	13.28%	$86,467	≥ 4.0%	$108,083	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2026, we had outstanding loan commitments of $256.2 million and $271,000 in outstanding stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments.

Use of Certain Non-GAAP Financial Measures

The accounting and reporting policies of the Company conform to U.S. GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance. These measures include adjusted net interest income and net interest margin.

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods and other financial institutions. The non-GAAP measures used by management enhance comparability by excluding the effects of items that do not reflect ongoing operating performance, including nonrecurring gains or charges. These non-GAAP financial measures should not be considered an alternative to, or more important than, U.S. GAAP-basis financial measures, and other bank holding companies may define or calculate these or similar measures differently. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable U.S. GAAP financial measures is presented below.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net interest margin, fully-taxable equivalent (FTE)
Net interest income (GAAP)	$18,232	$18,790	$35,726	$35,300
FTE adjustment on tax-exempt securities	77	71	153	141
Net interest income (FTE) (non-GAAP)	$18,309	$18,861	$35,879	$35,441

Average interest-earning assets	2,080,335	2,015,991	2,066,103	2,032,686
Net interest margin (GAAP)	3.52%	3.74%	3.49%	3.50%
Net interest margin (FTE) (non-GAAP)	3.53%	3.75%	3.50%	3.52%

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Yield on earning assets (FTE)
Total interest income (GAAP)	$32,090	$34,286	$63,308	$67,249
FTE adjustment on tax-exempt securities	77	71	153	141
Total interest income (FTE) (non-GAAP)	$32,167	$34,357	$63,461	$67,390

Average interest-earning assets	2,080,335	2,015,991	2,066,103	2,032,686
Yield on earning assets (GAAP)	6.19%	6.82%	6.18%	6.67%
Yield on earning assets (FTE) (non-GAAP)	6.20%	6.84%	6.19%	6.69%

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net interest spread (FTE)
Yield on earning assets (GAAP)	6.19%	6.82%	6.18%	6.67%
Yield on earning assets (FTE) (non-GAAP)	6.20%	6.84%	6.19%	6.69%

Yield on interest-bearing liabilities (GAAP)	3.44%	3.97%	3.47%	4.08%

Net interest spread (GAAP)	2.75%	2.85%	2.71%	2.59%
Net interest spread (FTE) (non-GAAP)	2.76%	2.87%	2.72%	2.61%

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

The table below sets forth, as of June 30, 2026, the calculation of the estimated changes in our net interest income that would result from changes in market interest rates over one year if we take no action from our current plan.

Net Interest Income Stress Simulation
June 30, 2026

Basis Point Change in	Year 1 Change
Interest Rates (1)	From Level
+400	0.26%
+300	0.07%
+200	-0.26%
+100	-0.55%
Level	—
-100	1.16%
-200	7.15%
-300	14.61%
-400	21.88%

(1) Interest rate changes are immediate and sustained for the entire 12-month period.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2026. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2026, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies. Reference is made to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026. For a discussion of certain risk factors affecting the Company, see our disclosure under “Forward-Looking Statements” in Part I, Item 2 in this Form 10-Q.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the common shares repurchased during the three months ended June 30, 2026.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	207,000	$24.09	207,000	$5,013
May 1, 2026 - May 31, 2026	—	$—	—	$5,013
June 1, 2026 - June 30, 2026	—	$—	—	$5,013
Total	207,000	$24.09	207,000	$5,013

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

Item 5 – Other Information

During the fiscal quarter ended June 30, 2026, none of the Company's directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL, filed herewith: (i) the Consolidated Statements of Financial Condition (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included with Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCSHARES, INC.
(Registrant)

Date: August 7, 2026	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Richard A. Vari
Richard A. Vari
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)