Form 10-Q
period 2026-09-30
MainStreet Bancshares, Inc.
filed 2026-11-09
CIK 1693577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2026, there were 7,117,442 outstanding shares, par value $4.00 per share, of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements – Unaudited

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition as of  September 30, 2026 and December 31, 2025 (Dollars in thousands, except per share data)

	At September 30, 2026 (unaudited)	At December 31, 2025 (*)
Assets
Cash and due from banks	$28,203	$25,179
Interest-bearing deposits at other financial institutions	688	1,276
Federal funds sold	69,510	136,301
Cash and cash equivalents	98,401	162,756
Investment securities available-for-sale (AFS), at fair value	53,066	57,954
Investment securities held-to-maturity (HTM), at amortized cost, net of allowance for credit losses of $0 and $0, respectively	13,303	13,798
Restricted securities, at amortized cost	6,998	7,005
Loans, net of allowance for credit losses of $19,946 and $19,308, respectively	1,931,107	1,841,833
Premises and equipment, net	13,002	13,608
Property held for sale, at fair value	2,763	2,728
Other real estate owned, net	1,799	1,697
Accrued interest and other receivables	17,255	14,518
Bank owned life insurance	41,726	40,752
Other assets	55,440	56,020
Total Assets	$2,234,860	$2,212,669
Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$343,769	$378,694
Interest-bearing demand deposits	101,584	119,407
Savings and NOW deposits	146,990	121,905
Money market deposits	542,766	499,334
Time deposits	788,891	779,844
Total deposits	1,924,000	1,899,184
Subordinated debt, net	70,156	69,936
Allowance for credit losses on off-balance sheet credit exposure	152	335
Other liabilities	25,680	24,623
Total Liabilities	2,019,988	1,994,078
Stockholders’ Equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 28,750 shares issued and outstanding at September 30, 2026 and December 31, 2025	27,263	27,263
Common stock, $4.00 par value, 15,000,000 shares authorized; issued and outstanding 7,115,994 shares (including 254,841 nonvested shares) at September 30, 2026 and 7,496,571 shares (including 244,964 nonvested shares) at December 31, 2025	27,446	29,008
Capital surplus	58,143	66,531
Retained earnings	110,129	101,557
Accumulated other comprehensive loss	(8,109)	(5,768)
Total Stockholders’ Equity	214,872	218,591
Total Liabilities and Stockholders’ Equity	$2,234,860	$2,212,669

*         Derived from audited consolidated financial statements.

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025 (Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Income
Interest and fees on loans	$31,847	$30,688	$92,103	$94,242
Interest and dividends on investment securities
U.S. government agencies	24	37	68	108
Mortgage-backed securities	81	85	247	265
Tax-exempt obligations of states and political subdivisions	290	270	866	800
Taxable obligations of states and political subdivisions	55	64	166	192
Other	280	249	800	720
Interest on interest-bearing deposits at other financial institutions	11	11	31	44
Interest on federal funds sold	617	1,060	2,232	3,342
Total Interest Income	33,205	32,464	96,513	99,713
Interest Expense
Interest on interest-bearing demand deposits	823	1,071	2,575	3,123
Interest on savings and NOW deposits	453	467	1,263	1,079
Interest on money market deposits	4,611	4,623	13,089	14,606
Interest on time deposits	7,498	8,369	22,306	25,994
Interest on federal funds purchased	89	28	198	93
Interest on subordinated debt	955	804	2,580	2,415
Total Interest Expense	14,429	15,362	42,011	47,310
Net Interest Income	18,776	17,102	54,502	52,403
Provision For Credit Losses - Loans	2,323	(66)	2,566	(593)
Provision For Credit Losses - Off-Balance Sheet Credit Exposure	(394)	210	(183)	195
Net Interest Income After Provision For Credit Losses	16,847	16,958	52,119	52,801
Non-Interest Income
Deposit account service charges	542	557	1,667	1,625
Bank owned life insurance income	330	316	974	926
Gain on retirement of subordinated debt	—	145	—	273
Loss on sale of other real estate owned	(322)	—	(1,007)	—
Gain on equity securities	—	—	—	103
Other non-interest income	121	104	338	199
Total Non-Interest Income	671	1,122	1,972	3,126
Non-Interest Expense
Salaries and employee benefits	7,636	7,366	22,692	24,030
Furniture and equipment expenses	676	799	2,202	2,957
Advertising and marketing	368	571	1,043	1,582
Occupancy expenses	324	400	941	1,114
Outside services	418	625	1,323	3,088
Franchise tax	551	524	1,654	1,573
FDIC insurance	605	560	1,475	1,770
Data processing	346	375	1,055	1,094
Administrative expenses	210	259	658	757
Other real estate owned expenses	188	—	432	—
Other operating expenses	1,555	1,188	4,592	3,761
Total Non-Interest Expense	12,877	12,667	38,067	41,726
Income Before Income Taxes	4,641	5,413	16,024	14,201
Income Tax Expense	1,038	896	3,653	2,641
Net Income	$3,603	$4,517	$12,371	$11,560
Preferred Stock Dividends	539	539	1,617	1,617
Net Income Available to Common Shareholders	$3,064	$3,978	$10,754	$9,943
Earnings Per Common Share:
Basic	$0.43	$0.52	$1.48	$1.29
Diluted	$0.43	$0.52	$1.48	$1.29

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025 (Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Comprehensive Income, net of taxes
Net Income	$3,603	$4,517	$12,371	$11,560
Other comprehensive income (loss), net of tax expense (benefit):
Unrealized (loss) gain on available for sale securities arising during the period (net of tax (benefit) expense, ($774) and $308, respectively, for the three months ended September 30, and ($699) and $382, respectively for the nine months ended September 30).	(2,590)	1,043	(2,341)	1,290
Comprehensive Income	$1,013	$5,560	$10,030	$12,850

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025 (Dollars in thousands, except per share data)

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, June 30, 2026	$27,263	$27,431	$57,484	$107,777	$(5,519)	$214,436
Vesting of restricted stock, net of stock surrendered	—	15	(17)	—	—	(2)
Stock-based compensation expense	—	—	676	—	—	676
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(712)	—	(712)
Net income	—	—	—	3,603	—	3,603
Other comprehensive loss	—	—	—	—	(2,590)	(2,590)
Balance, September 30, 2026	$27,263	$27,446	$58,143	$110,129	$(8,109)	$214,872

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2025	$27,263	$29,008	$66,531	$101,557	$(5,768)	$218,591
Vesting of restricted stock, net of stock surrendered	—	360	(1,133)	—	—	(773)
Stock based compensation expense	—	—	1,889	—	—	1,889
Common stock repurchased	—	(1,922)	(9,144)	—	—	(11,066)
Dividends on preferred stock - ($1.41 per depositary share)	—	—	—	(1,617)	—	(1,617)
Dividends on common stock - ($0.30 per share)	—	—	—	(2,182)	—	(2,182)
Net income	—	—	—	12,371	—	12,371
Other comprehensive loss	—	—	—	—	(2,341)	(2,341)
Balance, September 30, 2026	$27,263	$27,446	$58,143	$110,129	$(8,109)	$214,872

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, June 30, 2025	$27,263	$29,825	$68,261	$95,585	$(7,464)	$213,470
Vesting of restricted stock	—	8	(8)	—	—	—
Stock-based compensation expense	—	—	642	—	—	642
Dividends on preferred stock - ($0.47 per depositary share)	—	—	—	(539)	—	(539)
Dividends on common stock - ($0.10 per share)	—	—	—	(770)	—	(770)
Net income	—	—	—	4,517	—	4,517
Other comprehensive income	—	—	—	—	1,043	1,043
Balance, September 30, 2025	$27,263	$29,833	$68,895	$98,793	$(6,421)	$218,363

					Accumulated Other
	Preferred	Common	Capital	Retained	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2024	$27,263	$29,466	$67,823	$91,150	$(7,711)	$207,991
Vesting of restricted stock	—	467	(467)	—	—	—
Stock based compensation expense	—	—	1,885	—	—	1,885
Common stock repurchased	—	(100)	(346)	—	—	(446)
Dividends on preferred stock - ($1.41 per depositary share)	—	—	—	(1,617)	—	(1,617)
Dividends on common stock - ($0.30 per share)	—	—	—	(2,300)	—	(2,300)
Net income	—	—	—	11,560	—	11,560
Other comprehensive income	—	—	—	—	1,290	1,290
Balance, September 30, 2025	$27,263	$29,833	$68,895	$98,793	$(6,421)	$218,363

See Notes to the Unaudited Consolidated Financial Statements

MAINSTREET BANCSHARES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)

For the nine months ended September 30,	2026	2025
Cash Flows from Operating Activities
Net income	$12,371	$11,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	3,316	3,295
Amortization of right-of-use assets	387	384
Deferred income tax expense	342	198
Gain on retirement of subordinated debt	—	(273)
Loss on sale of other real estate owned	1,007	—
Loss (gain) on disposal of premises and equipment	12	(35)
Provision for credit losses, net	2,383	(398)
Stock-based compensation expense	1,889	1,885
Income from bank owned life insurance	(974)	(926)
Subordinated debt amortization expense	220	298
Change in:
Accrued interest receivable and other receivables	(2,737)	(2,311)
Other assets	(1,801)	8,272
Other liabilities	1,057	(13,715)
Net cash provided by operating activities	17,472	8,234
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Payments	1,425	2,033
Maturities, sales, called, refunded	1,250	500
Purchases	(1,000)	(3,635)
Activity in held-to-maturity securities:
Maturities, called, refunded	480	2,245
Purchases	—	(504)
Purchases of equity securities	—	(3,532)
Purchases of restricted investment in bank stock	—	(132)
Redemption of restricted investment in bank stock	7	—
Net change in loan portfolio	(95,839)	15,223
Proceeds from sale of loans	—	7,683
Proceeds from sale of other real estate owned	2,890	—
Proceeds from sale of premises and equipment	105	35
Purchase of premises and equipment, including property held for sale	(323)	(4,015)
Net cash (used in) provided by investing activities	(91,005)	15,901
Cash Flows from Financing Activities
Net (decrease) increase in non-interest bearing demand deposits	(34,925)	410
Net increase (decrease) in interest-bearing demand, savings, NOW, money market and time deposits	59,741	(97,369)
Net decrease in subordinated debt	—	(3,227)
Cash dividends paid on preferred stock	(1,617)	(1,617)
Cash dividends paid on common stock	(2,182)	(2,300)
Repurchase of common stock for tax withholding on stock-based compensation	(773)	—
Repurchases of common stock	(11,066)	(446)
Net cash provided by (used in) financing activities	9,178	(104,549)
Decrease in Cash and Cash Equivalents	(64,355)	(80,414)
Cash and Cash Equivalents, beginning of period	162,756	207,708
Cash and Cash Equivalents, end of period	$98,401	$127,294
Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest	$41,267	$47,309
Cash paid during the period for income taxes	$1,662	$45
Supplemental Noncash Disclosures
Net unrealized (loss) gain on securities available-for-sale	$(3,040)	$1,672
Transfers from loans to other real estate owned	$3,999	$—

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

The financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2025 have been derived from the audited consolidated financial statements. These interim period financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Form 10-K for the year ended December 31, 2025, filed by the Company with the SEC on March 13, 2026. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period. The Company’s significant accounting policies followed in preparation of the unaudited consolidated financial statements, are disclosed in Note 1 of the Notes to Consolidated Financial Statements in the 2025 Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025.

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

There were no accounting standard updates adopted in the nine months ended September 30, 2026.

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

Note 2. Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized gains and losses, which are recognized in accumulated other comprehensive income (loss) for securities available-for-sale. The Company did not record an allowance for credit losses ("ACL") on its securities available-for-sale or held-to-maturity portfolio as of September 30, 2026 and  December 31, 2025.

Investment securities available-for-sale was comprised of the following:

	September 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$17,836	$—	$(3,798)	$14,038
Subordinated Debt	11,634	20	(382)	11,272
Preferred Stock	479	—	—	479
Municipal Securities:
Taxable	9,577	—	(2,434)	7,143
Tax-exempt	22,277	—	(3,937)	18,340
U.S. Governmental Agencies	1,794	13	(13)	1,794
Total	$63,597	$33	$(10,564)	$53,066

Investment securities held-to-maturity was comprised of the following:

	September 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$13,303	$—	$(855)	$12,448
Total	$13,303	$—	$(855)	$12,448

Investment securities available-for-sale was comprised of the following:

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Backed	$19,027	$7	$(2,981)	$16,053
Subordinated Debt	11,872	2	(668)	11,206
Preferred Stock	468	—	—	468
Municipal Securities:
Taxable	9,597	—	(1,908)	7,689
Tax-exempt	22,383	25	(1,957)	20,451
U.S. Governmental Agencies	2,098	6	(17)	2,087
Total	$65,445	$40	$(7,531)	$57,954

Investment securities held-to-maturity was comprised of the following:

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities:
Tax-exempt	$13,798	$32	$(76)	$13,754
Total	$13,798	$32	$(76)	$13,754

For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. All of the Company’s HTM securities with credit risk are obligations of states and political subdivisions. For HTM securities that are not rated, the Company evaluates the capital levels of the bond issuers on a quarterly basis. The Company’s HTM securities ACL was immaterial at  September 30, 2026 and December 31, 2025.

The following table presents the amortized cost of HTM securities as of  September 30, 2026 and  December 31, 2025 by security type and credit rating:

(Dollars in thousands)	Municipal Securities	Total HTM Securities
September 30, 2026
Credit Rating:
AAA/AA/A	$13,303	$13,303
Total	$13,303	$13,303
December 31, 2025
Credit Rating:
AAA/AA/A	$13,798	$13,798
Total	$13,798	$13,798

As of  September 30, 2026 and  December 31, 2025, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual as of  September 30, 2026 and  December 31, 2025.

The scheduled maturities of securities available-for-sale and held-to-maturity at  September 30, 2026 were as follows:

	September 30, 2026
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$750	$744
Due from one to five years	5,105	4,821	3,290	3,214
Due from after five to ten years	16,121	14,967	3,198	3,055
Due after ten years	42,371	33,278	6,065	5,435
Total	$63,597	$53,066	$13,303	$12,448

The scheduled maturities of securities available-for-sale and held-to-maturity at  December 31, 2025 were as follows:

	December 31, 2025
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$399	$399
Due from one to five years	1,470	1,395	3,140	3,134
Due from after five to ten years	17,645	16,721	3,606	3,633
Due after ten years	46,330	39,838	6,653	6,588
Total	$65,445	$57,954	$13,798	$13,754

One security with a fair value of $0.4 million was pledged as collateral to secure public funds at  December 31, 2025. This security matured and was replaced by a different security with a fair value of $0.5 million to be pledged as collateral to secure public funds at September 30, 2026.

The following tables summarize the fair value and unrealized loss positions of securities available-for-sale as of September 30, 2026 and December 31, 2025, aggregated by security type and length of time that individual securities have been in a continuous loss position:

	September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$150	$(2)	$13,880	$(3,796)	$14,030	$(3,798)
Subordinated Debt	1,479	(22)	7,301	(360)	8,780	(382)
Municipal securities:
Taxable	—	—	7,143	(2,434)	7,143	(2,434)
Tax-exempt	7,301	(766)	11,039	(3,171)	18,340	(3,937)
U.S. Governmental Agencies	—	—	500	(13)	500	(13)
Total	$8,930	$(790)	$39,863	$(9,774)	$48,793	$(10,564)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Collateralized Mortgage Backed	$—	$—	$15,807	$(2,981)	$15,807	$(2,981)
Subordinated Debt	1,857	(45)	7,347	(623)	9,204	(668)
Municipal Securities:
Taxable	—	—	7,689	(1,908)	7,689	(1,908)
Tax-exempt	—	—	14,796	(1,957)	14,796	(1,957)
U.S. Government Agencies	—	—	579	(17)	579	(17)
Total	$1,857	$(45)	$46,218	$(7,486)	$48,075	$(7,531)

The factors considered in evaluating securities for impairment include whether the Bank intends to sell the security, whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and whether the Bank expects to recover the security’s entire amortized cost basis. These unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, causing bond prices to decline, and are not attributable to credit deterioration. Additionally, the issuers continue to make timely principal and interest payments. As such, there was no allowance for credit losses on available-for-sale securities at September 30, 2026. For the subordinated debt securities, the Company evaluates the capital levels of the issuers on a quarterly basis. The following description provides the number of investment positions in an unrealized loss position and approximate duration of that loss position.

At  September 30, 2026, there were sixteen tax-exempt municipal securities with a fair value totaling $7.3 million, five subordinated debt securities totaling $1.5 million, and two collateralized mortgage backed securities totaling $0.2 million in an unrealized loss position of less than 12 months. At  September 30, 2026, there were twenty-one collateralized mortgage backed securities with fair values totaling $13.9 million, seventeen subordinated debt securities totaling $7.3 million, nineteen tax-exempt municipal securities with a fair value totaling $11.0 million, ten taxable municipal securities with fair values totaling $7.1 million, and five government agency securities with a fair value totaling $0.5 million in an unrealized loss position of more than 12 months.

The Company periodically invests in New Market Tax Credit (NMTC) opportunities, related primarily to certain community development projects. The Company receives tax credits related to these investments, for which the Company typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. These tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. On  January 1, 2024, the Company transitioned from the equity method of accounting and began applying the proportional amortization method of accounting to its qualifying new markets tax credit investments in addition to its low income housing tax credit partnerships already subject to the proportional amortization method. At September 30, 2026 and December 31, 2025, the balance of the investments in new market tax credits was $8.8 million and $10.7 million and the balance of the investments in Low-Income Housing Tax Credits (“LIHTC”) was $6.5 million and $7.0 million. These balances, as well as the nonmarketable securities that do not qualify for equity method accounting in the amount of $7.0 million as of  September 30, 2026 and $7.3 million as of   December 31, 2025, are reflected in the other assets line on the Consolidated Statements of Financial Condition. During the three-month periods ended  September 30, 2026 and 2025, the Company recognized amortization expense for the NMTC investments of $0.6 million and $0.6 million, and $0.2 million and $0.2 million for the LIHTC investments, respectively, which was included within the income tax expense line item on the Consolidated Statements of Income and the depreciation, amortization, and accretion, net line item on the Consolidated Statements of Cash Flows. During the nine-month periods ended  September 30, 2026 and 2025, the Company recognized amortization expense for the NMTC investments of $1.9 million and $1.7 million, and $0.5 million and $0.5 million for the LIHTC investments.

The restricted securities line on the Consolidated Statements of Financial Condition consist of the Federal Reserve Bank and Federal Home Loan Bank of Atlanta (“FHLB”) stock in the amount of $5.2 million and $1.5 million respectively, as of September 30, 2026, compared to $5.2 million and $1.6 million, respectively, as of December 31, 2025. We also had $126,800 and $124,000 in Community Bankers Bank stock and Atlantic Community Bankers Bank stock, respectively as of  September 30, 2026 and  December 31, 2025.

Note 3. Loans Receivable

Loans receivable were comprised of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Residential Real Estate:
Single Family	$233,765	$215,979
Multifamily	241,974	225,420
Farmland	95	179
Commercial Real Estate:
Owner Occupied	487,590	448,539
Non-Owner Occupied	586,794	566,393
Construction & Land Development	310,375	300,666
Commercial – Non-Real Estate:
Commercial & Industrial	93,841	106,991
Consumer – Non-Real Estate:
Unsecured	115	210
Secured	574	938
Total Gross Loans	1,955,123	1,865,315
Less: Unearned Fees, net	(4,070)	(4,174)
Less: Allowance for Credit Losses - Loans	(19,946)	(19,308)
Net Loans	$1,931,107	$1,841,833

The unsecured consumer loans above include $0.1 million and $0.2 million of overdrafts reclassified as loans at September 30, 2026 and December 31, 2025, respectively.

The following tables present the amortized cost basis by segments of the loan portfolio summarized by aging categories as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Non-accrual	Current	Total Loans Receivable
Residential Real Estate:
Single Family	$—	$—	$—	$7,027	$226,738	$233,765
Multifamily	20,539	18,502	—	7,072	195,861	241,974
Farmland	—	—	—	—	95	95
Commercial Real Estate:
Owner Occupied	7,992	3,963	—	2,531	473,104	487,590
Non-Owner Occupied	4,048	3,688	—	43,765	535,293	586,794
Construction & Land Development	3,917	—	—	31,601	274,857	310,375
Commercial – Non-Real Estate:
Commercial & Industrial	—	—	—	—	93,841	93,841
Consumer – Non-Real Estate:
Unsecured	—	—	—	—	115	115
Secured	14	—	—	—	560	574
Total	$36,510	$26,153	$—	$91,996	$1,800,464	$1,955,123

	December 31, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Non-accrual	Current	Total Loans Receivable
Residential Real Estate:
Single Family	$3,096	$5,392	$—	$5,316	$202,175	$215,979
Multifamily	—	3,132	—	—	222,288	225,420
Farmland	—	—	—	—	179	179
Commercial Real Estate:
Owner Occupied	4,754	—	—	—	443,785	448,539
Non-Owner Occupied	14,923	—	—	314	551,156	566,393
Construction & Land Development	1,983	—	—	25,467	273,216	300,666
Commercial – Non-Real Estate:
Commercial & Industrial	—	—	—	385	106,606	106,991
Consumer – Non-Real Estate:
Unsecured	—	—	—	—	210	210
Secured	—	—	—	—	938	938
Total	$24,756	$8,524	$—	$31,482	$1,800,553	$1,865,315

The following tables summarize the activity in the allowance for credit losses on loans by loan class for the three and nine months ended September 30, 2026 and 2025.

Allowance for Credit Losses By Portfolio Segment

	Real Estate
For the three months ended September 30, 2026	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,557	$12,013	$3,373	$1,355	$8	$19,306
Charge-offs	(345)	(1,405)	(73)	—	—	(1,823)
Recoveries	—	—	—	140	—	140
Provision for credit losses	529	1,887	148	(237)	(4)	2,323
Ending Balance	$2,741	$12,495	$3,448	$1,258	$4	$19,946

For the nine months ended September 30, 2026
Beginning Balance	$2,436	$11,883	$3,527	$1,456	$6	$19,308
Charge-offs	(626)	(1,405)	(73)	—	—	(2,104)
Recoveries	32	—	—	144	—	176
Provision for credit losses	899	2,017	(6)	(342)	(2)	2,566
Ending Balance	$2,741	$12,495	$3,448	$1,258	$4	$19,946

	Real Estate
For the three months ended September 30, 2025	Residential	Commercial	Construction	Commercial	Consumer	Total
(Dollars in thousands)
Beginning Balance	$2,516	$11,005	$4,058	$1,471	$7	$19,057
Charge-offs	(200)	—	(35)	—	—	(235)
Recoveries	2	—	—	73	—	75
Provision for credit losses	22	423	(399)	(112)	—	(66)
Ending Balance	$2,340	$11,428	$3,624	$1,432	$7	$18,831

For the nine months ended September 30, 2025
Beginning Balance	$2,478	$11,321	$4,648	$993	$10	$19,450
Charge-offs	(200)	—	(35)	(622)	—	(857)
Recoveries	7	740	—	83	1	831
Provision for credit losses	55	(633)	(989)	978	(4)	(593)
Ending Balance	$2,340	$11,428	$3,624	$1,432	$7	$18,831

The following table is a summary of the Company's non-accrual loans by major categories for the periods indicated.

	September 30, 2026
(Dollars in thousands)	Non-accrual Loans with no Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Residential Real Estate:
Single Family	$7,027	$—	$7,027
Multifamily	7,072	—	7,072
Commercial Real Estate:
Owner Occupied	2,531	—	2,531
Non-Owner Occupied	43,765	—	43,765
Construction & Land Development	31,601	—	31,601
Total	$91,996	$—	$91,996

	December 31, 2025
(Dollars in thousands)	Non-accrual Loans with no Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Residential Real Estate:
Single Family	$5,316	$—	$5,316
Commercial Real Estate:
Non-Owner Occupied	314	—	314
Construction & Land Development	25,467	—	25,467
Commercial & Industrial	385	—	385
Total	$31,482	$—	$31,482

The following table represents the accrued interest receivables written off by reversing interest income during the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2026	2025
(Dollars in thousands)
Residential Real Estate:
Single Family	$33	$27
Multifamily	—	244
Construction & Land Development	207	324
Total	$240	$595

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2025
(Dollars in thousands)
Residential Real Estate:
Single Family	$106	$117
Multifamily	48	259
Construction & Land Development	221	446
Commercial Real Estate:
Owner Occupied	103	—
Non-Owner Occupied	506	5
Total	$984	$827

During the nine months ended September 30, 2026, $0.7 million of accrued interest reversed in previous years was recovered. For the nine months ended September 30, 2026, interest income on loans was impacted by $0.2 million in net reversals.

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

●	Residential real estate loans, including equity lines of credit, are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Commercial real estate loans can be secured by either owner-occupied commercial real estate or non-owner-occupied investment commercial real estate. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner-occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate where our borrower is the lessor.
●	Construction and land development loans are secured by real property where loan funds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner-user commercial properties.
●	Commercial and industrial loans are generally secured by equipment, inventory, accounts receivable, and other commercial property.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans for the periods indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Residential Real Estate:
Single Family	$12,504	$15,183
Multifamily	50,967	39,335
Commercial Real Estate:
Owner Occupied	12,653	235
Non-Owner Occupied	43,747	31,531
Construction & Land Development	33,755	34,085
Commercial & Industrial	239	4,795
Total	$153,865	$125,164

Subsequent to September 30, 2026, the Company identified deterioration in the credit quality of a commercial real estate loan with a balance of $28.8 million. The loan was placed on non-accrual status as of September 30, 2026 based on conditions that reasonably existed at that date. The Company individually evaluated the loan for expected credit losses as of September 30, 2026 using available borrower and collateral valuation information. The Company is obtaining updated information regarding the fair value of the underlying collateral. Due to the preliminary nature of the available valuation information, the Company is currently unable to reasonably estimate the financial impact of this development.  It is reasonably possible that additional information will result in a change in the estimate of expected credit losses in the near term.

As of  September 30, 2026, there were no residential real estate loans in the process of foreclosure. As of  December 31, 2025, there was one residential real estate loan totaling $0.5 million in the process of foreclosure.

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

The effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses, given the measurement methodologies used to estimate the allowance; therefore, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies certain loans by providing principal forgiveness. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Company will modify a loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another type of concession, such as principal forgiveness, may be granted.

The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025.

	Three and Nine months ended September 30, 2026

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Residential Real Estate:
Multifamily	$27,984	11.6%	Deferred interest payments for 8 months and provided 12 months of interest only payments; decreased interest rate
Total	$27,984

	Three months ended September 30, 2025

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Residential Real Estate:
Multifamily	$3,389	1.6%	Interest rate decrease with a fixed rate
Commercial Real Estate:
Non-Owner Occupied	59,603	10.7%	Interest rate decrease and interest only for 12 months; interest only for 24 months
Total	$62,992

	Nine months ended September 30, 2025

(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Residential Real Estate:
Single Family	$3,426	1.7%	Extended term on interest only payments for six months
Multifamily	16,283	7.7%	Interest rate decrease for three months
Commercial Real Estate:
Non-Owner Occupied	59,603	10.7%	Interest rate decrease and interest only for 12 months; interest only for 24 months
Commercial & Industrial	4,113	3.9%	Interest rate decrease; extended term for eight months
Total	$83,425

The Company monitors loan payments on modified loans on an ongoing basis to determine how the loan is performing under the modification and if the loan is considered to have a payment default. Of the loans modified during the 12 months prior to September 30, 2026 to borrowers experiencing financial difficulties, four loan relationships totaling $23.8 million were over 30 days past due as of September 30, 2026. All four of these past due loans are individually evaluated for credit losses as of September 30, 2026. None of the loans that were modified during the 12 months prior to September 30, 2026 to borrowers experiencing financial difficulties had a payment default during the three months ended September 30, 2026. Of the loans modified during the 12 months prior to September 30, 2025 to borrowers experiencing financial difficulties, three loans for $11.2 million were over 30 days past due and none had a payment default during the three months ended September 30, 2025. All three of these past due loans were individually evaluated for credit losses as of  September 30, 2025.

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

The following tables summarize the recorded investment in the Company's loans by aggregate Pass and categories of Criticized and Classified within the Company’s internal risk rating system by year of origination as of September 30, 2026 and December 31, 2025.  The following tables also summarize gross charge-offs, by year of origination as of and for the nine months ended September 30, 2026 and as of and for the year ended  December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
September 30, 2026
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single Family
Pass	$32,016	$23,935	$11,843	$32,530	$17,077	$70,230	$26,727	$—	$214,358
Criticized	4,920	1,451	500	671	—	—	—	—	7,542
Classified	—	—	—	2,475	977	7,535	878	—	11,865
Total Residential Real Estate - Single Family	$36,936	$25,386	$12,343	$35,676	$18,054	$77,765	$27,605	$—	$233,765
Current period gross charge-offs	$—	$—	$—	$344	$—	$282	$—	$—	$626

Residential Real Estate - Multifamily
Pass	$13,519	$17,234	$19,514	$11,437	$15,253	$61,363	$26,816	$—	$165,136
Criticized	—	—	6,017	2,039	2,255	17,098	1,017	—	28,426
Classified	—	3,700	—	—	38,215	6,497	—	—	48,412
Total Residential Real Estate - Multifamily	$13,519	$20,934	$25,531	$13,476	$55,723	$84,958	$27,833	$—	$241,974
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$—	$—	$36	$—	$—	$59	$—	$—	$95
Total Residential Real Estate - Farmland	$—	$—	$36	$—	$—	$59	$—	$—	$95
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$56,554	$85,481	$32,830	$62,941	$94,949	$131,770	$7,635	$—	$472,160
Criticized	—	—	—	12,899	—	—		—	12,899
Classified	—	—	—	2,295	—	—	236	—	2,531
Total Commercial Real Estate - Owner Occupied	$56,554	$85,481	$32,830	$78,135	$94,949	$131,770	$7,871	$—	$487,590
Current period gross charge-offs	$—	$—	$—	$1,405	$—	$—	$—	$—	$1,405

Commercial Real Estate - Non-Owner Occupied
Pass	$31,660	$20,477	$41,493	$4,780	$156,821	$200,208	$28,122	$—	$483,561
Criticized	—	—	1,106	—	1,749	56,613	—	—	59,468
Classified	—	—	—	—	43,765	—	—	—	43,765
Total Commercial Real Estate - Non-Owner Occupied	$31,660	$20,477	$42,599	$4,780	$202,335	$256,821	$28,122	$—	$586,794
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & Land Development
Pass	$7,951	$3,770	$636	$—	$10,103	$492	$247,990	$—	$270,942
Criticized	—	—	—	—	—	—	7,832	—	7,832
Classified	—	4,523	—	—	—	—	27,078	—	31,601
Total Construction & Land Development	$7,951	$8,293	$636	$—	$10,103	$492	$282,900	$—	$310,375
Current period gross charge-offs	$—	$—	$—	$73	$—	$—	$—	$—	$73

Commercial & Industrial
Pass	$7,114	$16,360	$19,860	$3,473	$5,210	$7,935	$33,650	$—	$93,602
Classified	—	—	—	—	—	239	—	—	239
Total Commercial & Industrial	$7,114	$16,360	$19,860	$3,473	$5,210	$8,174	$33,650	$—	$93,841
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$115	$—	$115
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$115	$—	$115
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$43	$98	$118	$14	$78	$26	$197	$—	$574
Total Consumer - Secured	$43	$98	$118	$14	$78	$26	$197	$—	$574
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$148,857	$167,355	$126,330	$115,175	$299,491	$472,083	$371,252	$—	$1,700,543
Criticized	4,920	1,451	7,623	15,609	4,004	73,711	8,849	—	116,167
Classified	—	8,223	—	4,770	82,957	14,271	28,192	—	138,413
Total	$153,777	$177,029	$133,953	$135,554	$386,452	$560,065	$408,293	$—	$1,955,123
Current period gross charge-offs	$—	$—	$—	$1,822	$—	$282	$—	$—	$2,104

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans converted to term	Total
Residential Real Estate - Single Family
Pass	$27,882	$15,103	$35,088	$16,171	$25,605	$54,528	$26,332	$—	$200,709
Criticized	1,451	500	—	—	—	—	—	—	1,951
Classified	—	—	2,423	1,368	7,552	1,976	—	—	13,319
Total Residential Real Estate - Single Family	$29,333	$15,603	$37,511	$17,539	$33,157	$56,504	$26,332	$—	$215,979
Current period gross charge-offs	$—	$200	$—	$—	$—	$—	$—	$—	$200

Residential Real Estate - Multifamily
Pass	$16,403	$23,525	$12,886	$19,383	$24,061	$51,381	$25,344	$—	$172,983
Criticized	—	—	—	8,177	—	7,431	—	—	15,608
Classified	—	—	—	33,697	3,132	—	—	—	36,829
Total Residential Real Estate - Multifamily	$16,403	$23,525	$12,886	$61,257	$27,193	$58,812	$25,344	$—	$225,420
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate - Farmland
Pass	$—	$63	$—	$—	$—	$116	$—	$—	$179
Total Residential Real Estate - Farmland	$—	$63	$—	$—	$—	$116	$—	$—	$179
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Owner Occupied
Pass	$87,190	$34,171	$79,624	$96,962	$35,029	$105,820	$5,008	$—	$443,804
Criticized	—	—	4,500	—	—	—	—	—	4,500
Classified	—	—	—	—	—	—	235	—	235
Total Commercial Real Estate - Owner Occupied	$87,190	$34,171	$84,124	$96,962	$35,029	$105,820	$5,243	$—	$448,539
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate - Non-Owner Occupied
Pass	$17,696	$40,157	$5,048	$177,016	$52,156	$172,392	$14,815	$—	$479,280
Criticized	—	1,113	—	28,841	11,703	45,141	—	—	86,798
Classified	—	—	—	—	—	315	—	—	315
Total Commercial Real Estate - Non-Owner Occupied	$17,696	$41,270	$5,048	$205,857	$63,859	$217,848	$14,815	$—	$566,393
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & Land Development
Pass	$3,479	$644	$3,212	$19,238	$476	$528	$241,168	$—	$268,745
Criticized	—	—	—	—	—	—	1,660	—	1,660
Classified	4,596	—	—	1,949	—	—	23,716	—	30,261
Total Construction & Land Development	$8,075	$644	$3,212	$21,187	$476	$528	$266,544	$—	$300,666
Current period gross charge-offs	$—	$—	$—	$—	$35	$—	$—	$—	$35

Commercial & Industrial
Pass	$23,351	$21,404	$5,568	$5,753	$5,237	$7,008	$35,401	$—	$103,722
Classified	—	—	—	—	12	619	2,638	—	3,269
Total Commercial & Industrial	$23,351	$21,404	$5,568	$5,753	$5,249	$7,627	$38,039	$—	$106,991
Current period gross charge-offs	$—	$—	$—	$—	$319	$304	$—	$—	$623

Consumer - Unsecured
Pass	$—	$—	$—	$—	$—	$—	$210	$—	$210
Total Consumer - Unsecured	$—	$—	$—	$—	$—	$—	$210	$—	$210
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer - Secured
Pass	$126	$147	$27	$114	$—	$171	$353	$—	$938
Total Consumer - Secured	$126	$147	$27	$114	$—	$171	$353	$—	$938
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Pass	$176,127	$135,214	$141,453	$334,637	$142,564	$391,944	$348,631	$—	$1,670,570
Criticized	1,451	1,613	4,500	37,018	11,703	52,572	1,660	—	110,517
Classified	4,596	—	2,423	37,014	10,696	2,910	26,589	—	84,228
Total	$182,174	$136,827	$148,376	$408,669	$164,963	$447,426	$376,880	$—	$1,865,315
Current period gross charge-offs	$—	$200	$—	$—	$354	$304	$—	$—	$858

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., the commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $0.2 million at September 30, 2026, $0.3 million at December 31, 2025, and $0.5 million at September 30, 2025, is separately classified on the balance sheet.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposure for the three and nine months ended September 30, 2026 and 2025, respectively.

Three months ended September 30, 2026	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, June 30, 2026	$546
Provision for off-balance sheet credit losses, net	(394)
Balance, September 30, 2026	$152

Nine months ended September 30, 2026	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, December 31, 2025	$335
Provision for off-balance sheet credit losses, net	(183)
Balance, September 30, 2026	$152

Three months ended September 30, 2025	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, June 30, 2025	$272
Provision for off-balance sheet credit losses, net	210
Balance, September 30, 2025	$482

Nine months ended September 30, 2025	Total Allowance for Credit Losses on Off-Balance Sheet Credit Exposure
(Dollars in thousands)
Balance, December 31, 2024	$287
Provision for off-balance sheet credit losses, net	195
Balance, September 30, 2025	$482

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

The following tables summarize key elements of the Company’s derivative instruments as of September 30, 2026 and December 31, 2025.

September 30, 2026
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$115,328	25	$—	$11,931	$—
Matched interest rate swap with counterparty	$115,328	25	$11,931	$—	$—

December 31, 2025
Customer-related interest rate contracts
(Dollars in thousands)	Notional Amount	Number of Positions	Assets	Liabilities	Collateral Pledges
Matched interest rate swap with borrower	$143,460	28	$—	$9,931	$—
Matched interest rate swap with counterparty	$143,460	28	$9,931	$—	$—

The Company is able to recognize fee income upon execution of the interest rate swap contract. The Company did not record any interest rate swap fee income for the three and nine months ended September 30, 2026 or 2025.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following describes the valuation techniques used by the Bank to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available-for-sale

Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of September 30, 2026, and December 31, 2025, the Bank’s entire portfolio of available-for-sale securities are considered to be Level 2 securities, with the exception of two subordinated debt securities and one preferred stock security which are considered Level 3. The securities are classified as Level 3 because their fair values are determined using significant unobservable inputs. Due to limited market activity, management’s fair-value estimates approximate the securities’ amortized cost.

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

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$14,038	$—	$14,038
Subordinated Debt	—	10,272	1,000	11,272
Preferred Stock	—	—	479	479
Municipal Securities:
Taxable	—	7,143	—	7,143
Tax-exempt	—	18,340	—	18,340
U.S. Government Agencies	—	1,794	—	1,794
Derivative asset – interest rate swap on loans	—	11,931	—	11,931
Total	$—	$63,518	$1,479	$64,997
Liabilities:
Derivative liability – interest rate swap on loans	$—	$11,931	$—	$11,931
Total	$—	$11,931	$—	$11,931

	December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Collateralized Mortgage Backed	$—	$16,053	$—	$16,053
Subordinated Debt	—	10,206	1,000	11,206
Preferred Stock	—	—	468	468
Municipal Securities:
Taxable	—	7,689	—	7,689
Tax-exempt	—	20,451	—	20,451
U.S. Government Agencies	—	2,087	—	2,087
Derivative asset – interest rate swap on loans	—	9,931	—	9,931
Total	$—	$66,417	$1,468	$67,885
Liabilities:
Derivative liability – interest rate swap on loans	$—	$9,931	$—	$9,931
Total	$—	$9,931	$—	$9,931

The table below shows the activity to the fair value of level three instruments during the nine months ended September 30, 2026.

Reconciliation of Level 3 Inputs
(Dollars in thousands)
December 31, 2025 fair value	$1,468
Change in fair value (1)	11
September 30, 2026 fair value	$1,479

(1) The change in fair value from December 31, 2025 to  September 30, 2026 is due to accretion of the underlying preferred stock security given that it was purchased at a discount. The change in fair value is not due to fluctuating market conditions.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Other real estate owned

Other real estate owned is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Bank. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Bank because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Credit Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other non-interest expense on the Consolidated Statements of Income. During the three months ended September 30, 2026, sales contracts for two OREO properties were executed and the sales price was used to adjust the fair value as of September 30, 2026.

Property held for sale

This real estate property is carried in the property held for sale line item on the Consolidated Statements of Financial Condition as of  September 30, 2026 at fair value, based upon the transactional price if available, or the appraised value of the property. Refer to Note 8 for additional information on the property held for sale.

The following table summarizes the value of the Bank's assets as of  September 30, 2026 and December 31, 2025 that were measured at fair value on a nonrecurring basis during the period:

September 30, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other real estate owned	$—	$—	$1,799	$1,799
Property held for sale	—	—	2,763	2,763
Total	$—	$—	$4,562	$4,562

December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Other real estate owned	$—	$—	$1,697	$1,697
Property held for sale	—	—	2,728	2,728
Total	$—	$—	$4,425	$4,425

	Fair Value Measurements at September 30, 2026
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Other real estate owned	1,799	Appraisals, sales price	Discount to reflect current market conditions and estimated selling costs	6% - 10%
Property held for sale	2,763	Transaction price	Estimated selling costs	1% - 5%
Total	$4,562

	Fair Value Measurements at December 31, 2025
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Other real estate owned	$1,697	Appraisals	Discount to reflect current market conditions and estimated selling costs	6% - 10%
Property held for sale	2,728	Transaction price	Estimated selling costs	1% - 5%
Total	$4,425

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

September 30, 2026	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$98,401	$98,401	$98,401	$—	$—
Securities:
Available-for-sale	53,066	53,066	—	51,587	1,479
Held-to-maturity	13,303	12,448	—	12,448	—
Restricted securities	6,998	6,998	—	6,998	—
Loans, net	1,931,107	1,912,293	—	—	1,912,293
Derivative asset – interest rate swap on loans	11,931	11,931	—	11,931	—
Bank owned life insurance	41,726	41,726	—	41,726	—
Accrued interest receivable	12,652	12,652	—	12,652	—
Liabilities:
Deposits	$1,924,000	$1,919,534	$—	$1,135,109	$784,425
Subordinated debt, net	70,156	67,626	—	67,626	—
Derivative liability – interest rate swaps on loans	11,931	11,931	—	11,931	—
Accrued interest payable	2,706	2,706	—	2,706	—

December 31, 2025	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$162,756	$162,756	$162,756	$—	$—
Securities:
Available-for-sale	57,954	57,954	—	56,486	1,468
Held-to-maturity	13,798	13,754	—	13,754	—
Restricted securities	7,005	7,005	—	7,005	—
Loans, net	1,841,833	1,829,264	—	—	1,829,264
Derivative asset – interest rate swap on loans	9,931	9,931	—	9,931	—
Bank owned life insurance	40,752	40,752	—	40,752	—
Accrued interest receivable	10,562	10,562	—	10,562	—
Liabilities:
Deposits	$1,899,184	$1,900,529	$—	$1,119,340	$781,189
Subordinated debt, net	69,936	67,816	—	67,816	—
Derivative liability – interest rate swaps on loans	9,931	9,931	—	9,931	—
Accrued interest payable	2,532	2,532	—	2,532	—

The above information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. Assumptions utilized in the aggregation of fair value of our loan portfolio include prepayment rates, probability of default and loss given default, and discount rates on cash flows. Our third party valuation utilizes average data by homogenous loan segments nationwide and may not properly reflect the characteristics of our specific portfolio. There were no changes in methodologies or transfers between levels during the periods ended  September 30, 2026 and December 31, 2025.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except for per share data)	2026	2025	2026	2025
Net income	$3,603	$4,517	$12,371	$11,560
Preferred stock dividends	(539)	$(539)	(1,617)	$(1,617)
Net income available to common shareholders	$3,064	$3,978	$10,754	$9,943
Weighted average number of common shares issued, basic and diluted	7,119,406	7,704,639	7,258,990	7,682,086
Earnings per common share:
Basic and diluted earnings per common share	$0.43	$0.52	$1.48	$1.29

Note 7. Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes, as of September 30, 2026,  December 31, 2025, and September 30, 2025.

(Dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Unrealized loss on investment securities available-for-sale	$(10,531)	$(7,491)	$(8,344)
Tax effect	2,422	1,723	1,923
Total accumulated other comprehensive loss	$(8,109)	$(5,768)	$(6,421)

There were no reclassifications during the periods ending September 30, 2026, December 31, 2025, and  September 30, 2025.

Note 8: Property Held For Sale

During the three months ended June 30, 2025, the Company acquired a building complex for possible future bank premises. The complex consisted of three buildings and the associated land. Two buildings were designated as held for sale upon acquisition and are in the property held for sale line item on the Consolidated Statements of Financial Condition as of  September 30, 2026. The two buildings are currently being marketed for sale. The carrying amount of the two buildings designated as held for sale was $2.8 million as of September 30, 2026.

Note 9: Segment Reporting

The Company conducts its operations through a single reportable business segment. The Company’s reportable segment is determined by the CFO, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated given that operating performance, products/services, and customers are similar. The chief operating decision maker evaluates the financial performance of the Company’s business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results, are used in assessing performance and establishing compensation. Interest on loans and investments and fees from deposit accounts, provide the revenues in the core banking operation. Interest expense, provision for credit losses, and salaries provide the significant expenses in the core banking operation. All operations are domestic. The results of operations for the Company’s single reporting segment are shown on the Consolidated Statements of Income and Consolidated Statements of Financial Condition.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting the Company’s consolidated financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K, which contains audited consolidated financial statements of the Company as of and for the year ended December 31, 2025, previously filed with the SEC on March 13, 2026. Results for the three and nine months ended September 30, 2026 are not necessarily indicative of results for the year ending December 31, 2026 or any future period.

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

MainStreet Bank

MainStreet Bank is a community commercial bank incorporated in and chartered by the Commonwealth of Virginia. The Bank is a member of the Federal Reserve Bank of Richmond, and its deposits are insured by the FDIC. The Bank opened for business on May 26, 2004, and is headquartered in Fairfax, Virginia. We currently operate seven Bank branches; located in Herndon, Fairfax, McLean, Clarendon, Leesburg, and Middleburg in Virginia, and one in Washington D.C. The Bank has five subsidiaries, which are limited liability companies, that it uses to hold real estate acquired through foreclosure.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2026, have remained unchanged since our Annual Report on Form 10-K for the year ended December 31, 2025 was filed.

Comparison of Statements of Income for the Three Months Ended September 30, 2026 and 2025

General

Total interest income increased $0.7 million for the three months ended September 30, 2026 from the same period in 2025. The increase was primarily the result of an increase in interest and fees on loans of $1.2 million. Total interest expense decreased $0.9 million for the three months ended September 30, 2026 from the same period in 2025 due to decreases in deposit interest expense described below. Net interest income increased $1.7 million for the three months ended September 30, 2026 from the same period in 2025. The provision for credit losses was $1.9 million for the three months ended September 30, 2026 compared to provision for credit losses of $0.1 million for the three months ended September 30, 2025. Non-interest income decreased $0.5 million for the three months ended September 30, 2026 from the same period in 2025. Non-interest expense increased by $0.2 million for the three months ended September 30, 2026 compared to the same period in 2025. Net income decreased $0.9 million to $3.6 million for the three months ended September 30, 2026 from $4.5 million for the three months ended September 30, 2025.

Interest Income

Total interest income increased $0.7 million or 2.3%, to $33.3 million for the three months ended September 30, 2026 from $32.5 million for the three months ended September 30, 2025, on a tax equivalent basis. The increase was primarily the result of an increase in interest and fees on loans of $1.2 million. Total average interest-earning assets increased $112.6 million, to $2.11 billion for the three months ended September 30, 2026 from $1.99 billion for the same period in 2025 primarily because of an increase of $145.6 million in the average balance of loans offset by a decrease of $29.8 million in the average balance of federal funds sold and interest bearing deposits at other financial institutions and a $3.3 million decrease in the average balance of investment securities. The average yield on our interest-earning assets decreased 20 basis points to 6.27% for the three months ended September 30, 2026 as compared to 6.47% for the three months ended September 30, 2025. For the three months ended September 30, 2026, the Company reversed $0.2 million in accrued interest income in relation to loans placed on non-accrual, as compared to $0.6 million for the three months ended September 30, 2025.

Interest and fees on loans increased $1.2 million, to $31.8 million for the three months ended September 30, 2026 from $30.7 million for the same period in 2025. There was a 27 basis point decrease in the average loans yields, which was 6.48% for the three months ended September 30, 2026 compared to 6.75% for the three months ended September 30, 2025. The Company is targeting loan growth in the Commercial Real Estate Owner Occupied and Commercial & Industrial segments, which are more competitive than other loan segments and can come with tighter spreads. The average balance of loans increased $145.6 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Interest income on federal funds sold and interest-earning deposits decreased by $0.4 million to $0.6 million for the three months ended September 30, 2026, from $1.1 million for the three months ended September 30, 2025. The average balance of interest-earning deposits and federal funds sold decreased $29.8 million to $71.2 million for the three months ended September 30, 2026 from $100.9 million for the same period in 2025. Portions of the loan growth during the three months ended September 30, 2026 were funded with available cash. The average yield on federal funds sold and interest-earning deposits decreased to 3.50% for the three months ended September 30, 2026 from 4.21% for the same period in 2025.

Interest on investment securities was $0.8 million for the three months ended September 30, 2026 and $0.8 million for the three months ended September 30, 2025 on a fully tax-equivalent basis. Interest on investments in U.S. Government Agencies and U.S. Municipals was $0.4 million for the three months ended September 30, 2026 and September 30, 2025. Interest on mortgage-backed securities was $0.1 million for the three months ended September 30, 2026 and September 30, 2025. Subordinated debt interest income was $0.2 million for the three months ended September 30, 2026, and $0.1 million for the three months ended September 30, 2025. The average yield on taxable securities increased 29 basis points, to 3.57% and the average yield on tax-exempt securities increased 22 basis points, to 4.07% on a tax equivalent basis for the three months ended September 30, 2026, compared to the same period in 2025. Due to the increase in average yield, interest on investment securities increased slightly despite the average balance of investment securities decreasing by $3.3 million, to $84.7 million for the three months ended September 30, 2026, from $87.9 million for the three months ended September 30, 2025.

Interest Expense

Total interest expense decreased $0.9 million to $14.4 million for the three months ended September 30, 2026 from $15.4 million for the three months ended September 30, 2025, primarily due to a $1.1 million decrease in interest expense on interest bearing deposits and offset by a $0.2 million increase in total interest expense paid on borrowings.

Interest expense on deposits decreased $1.1 million to $13.4 million for the three months ended September 30, 2026 from $14.5 million for the three months ended September 30, 2025 primarily as a result of a decrease in yields on cost of funds. The average balance of interest-bearing deposits increased by $99.3 million to $1.58 billion during the three months ended September 30, 2026 as compared to $1.48 billion for the three months ended September 30, 2025. The increase in the average balance of interest-bearing deposits was primarily a result of an $83.7 million increase in the average balance of money market deposit accounts and a $25.8 million increase in the average balance of savings and NOW deposits, offset by an $8.0 million decrease in the average balance of interest bearing demand deposits and a $2.2 million decrease in the average balance of time deposits, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The average cost of interest-bearing deposits was 3.37% for the three months ended September 30, 2026, compared to 3.91% for the three months ended September 30, 2025. The average rate paid on money market deposits decreased 61 basis points to 3.34% for the three months ended September 30, 2026 from 3.95% for the three months ended September 30, 2025. The average rate paid on interest-bearing demand deposits decreased 63 basis points to 2.91% for the three months ended September 30, 2026 from 3.54% for the three months ended September 30, 2025. The average rate paid on savings and NOW deposits decreased 31 basis points to 1.24% for the three months ended September 30, 2026 from 1.55% for the three months ended September 30, 2025. The average cost of time deposits decreased by 44 basis points to 3.86% for the three months ended September 30, 2026 as compared to 4.30% for the three months ended September 30, 2025. The average balance of non-interest bearing demand deposits and other liabilities increased $15.5 million to $371.1 million for the three months ended September 30, 2026, compared to $355.6 million for the three months ended September 30, 2025.

Interest expense on borrowings increased $0.2 million to $1.0 million for the three months ended September 30, 2026 compared to $0.8 million for the three months ended September 30, 2025, primarily due to $26.5 million of subordinated notes maturing in 2031 converting to a floating rate as of April 15, 2026. The floating interest rate is based on the three-month SOFR rate plus 302 basis points (3.02%) (computed on the basis of a 360-day year of twelve 30-day months) from and including April 15, 2026 to the maturity date or any early redemption date.

Net Interest Income

Net interest income increased approximately $1.7 million, or 9.8%, to $18.9 million for the three months ended September 30, 2026 from $17.2 million for the three months ended September 30, 2025, on a tax equivalent basis. Our net interest-earning assets increased $7.6 million to $452.6 million for the three months ended September 30, 2026 from $445.1 million for the three months ended September 30, 2025. The interest rate spread increased by 28 basis points to 2.81% for the three months ended September 30, 2026 from 2.53% for the three months ended September 30, 2025, on a tax equivalent basis. The net interest margin increased by 13 basis points from 3.42% for the three months ended September 30, 2025 to 3.55% for the three months ended September 30, 2026 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Three Months Ended September 30,
	2026			2025
	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,950,625	$31,847	6.48%	$1,805,016	$30,688	6.75%
Investment securities:
Taxable	48,879	440	3.57%	52,680	435	3.28%
Tax-exempt	35,777	367	4.07%	35,260	342	3.85%
Interest-bearing deposits at other financial institutions	1,195	11	3.65%	1,037	11	4.21%
Federal funds sold	69,978	617	3.50%	99,896	1,060	4.21%
Total interest-earning assets	$2,106,454	$33,282	6.27%	$1,993,889	$32,536	6.47%
Non-interest-earning assets	135,102			125,605
Total assets	$2,241,556			$2,119,494
Interest-bearing liabilities:
Interest-bearing demand deposits	$112,106	$823	2.91%	$120,112	$1,071	3.54%
Savings and NOW deposits	145,304	453	1.24%	119,467	467	1.55%
Money market deposits	547,680	4,611	3.34%	463,948	4,623	3.95%
Time deposits	769,958	7,498	3.86%	772,176	8,369	4.30%
Total interest-bearing deposits	$1,575,048	$13,385	3.37%	$1,475,703	$14,530	3.91%
Federal funds purchased	8,641	89	4.09%	2,338	28	4.75%
Subordinated debt, net	70,137	955	5.40%	70,793	804	4.51%
Total interest-bearing liabilities	$1,653,826	$14,429	3.46%	$1,548,834	$15,362	3.94%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	371,115			355,621
Total liabilities	$2,024,941			$1,904,455
Stockholders’ equity	216,615			215,039
Total liabilities and stockholders’ equity	$2,241,556			$2,119,494
Net interest income		$18,853			$17,174
Interest rate spread(2)			2.81%			2.53%
Net interest-earning assets(3)	$452,628			$445,055
Net interest margin(4)			3.55%			3.42%
Average interest-earning assets to average interest-bearing liabilities	127.4%			128.7%

(1)	Includes loans classified as non-accrual.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a fully tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Three Months Ended
	September 30, 2026 and 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$7,291	$(6,132)	$1,159
Investment securities	(154)	184	30
Interest-bearing deposits at other financial institutions	6	(6)	—
Federal funds sold	(283)	(160)	(443)
Total interest-earning assets	6,860	(6,114)	746
Interest-bearing liabilities:
Interest-bearing demand deposits	(67)	(181)	(248)
Savings and NOW deposits	4,995	(5,007)	(12)
Money market deposits	377	(391)	(14)
Time deposits	(24)	(847)	(871)
Total interest-bearing deposits	5,281	(6,426)	(1,145)
Federal funds purchased	87	(26)	61
Subordinated debt, net	(50)	201	151
Total interest-bearing liabilities	5,318	(6,251)	(933)
Change in net interest income	$1,542	$137	$1,679

Provision for Credit Losses

Management believes that the allowance for credit losses recorded for the period ended September 30, 2026 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of any elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

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

The provision for credit losses on loans was $2.3 million for the three months ended September 30, 2026, compared to a recovery of credit losses on loans of $0.1 million for the three months ended September 30, 2025. The provision for credit losses on loans increased largely due to the impact of a $1.4 million charge off in the commercial real estate portfolio tied to the sale of real property held as collateral and the resulting impact on the forecasted loss rates applied to pooled loans. During the three months ended September 30, 2026, there were $1.8 million charge-offs incurred and recoveries of $0.1 million were received. During the three months ended September 30, 2025, there were $0.2 million in charge-offs incurred and recoveries of $0.1 million were received. Loan originations, which totaled approximately $82.3 million for the three months ended September 30, 2025 decreased $36.3 million to $46.0 million for the three months ended September 30, 2026.

The recovery of credit losses on off-balance sheet credit exposure was $0.4 million for the three months ended September 30, 2026 compared to a provision for credit losses of $0.2 million for the three months ended September 30, 2025. The recovery of credit losses on off-balance sheet credit exposure for the three months ended September 30, 2026 was primarily related to decreases in unfunded commitment levels and an increase in utilization rates.

Non-Interest Income

Non-interest income decreased $0.5 million, or 40.2%, to $0.7 million for the three months ended September 30, 2026 from $1.1 million for the three months ended September 30, 2025. The decrease in non-interest income was primarily due to the losses on liquidation of OREO properties of $0.3 million that took place during the three months ended September 30, 2026.

Non-Interest Expense

Non-interest expense increased $0.2 million, or 1.7%, to $12.9 million for the three months ended September 30, 2026, from $12.7 million for the three months ended September 30, 2025. Other operating expenses increased $0.4 million to $1.6 million for the three months ended September 30, 2026, from $1.2 million primarily due to workout expenses as we work through a small number of problem credits. Salaries and employee benefits increased $0.3 million to $7.6 million for the three months ended September 30, 2026, from $7.4 million for the three months ended September 30, 2025. Other real estate owned expenses were $0.2 million for the three months ended September 30, 2026 compared to none for the three months ended September 30, 2025. Outside services, which includes professional fees for attorneys, accountants, consultants, and cloud services, decreased $0.2 million to $0.4 million for the three months ended September 30, 2026, from $0.6 million for the three months ended September 30, 2025. Advertising and marketing expense decreased $0.2 million to $0.4 million for the three months ended September 30, 2026, from $0.6 million for the three months ended September 30, 2025.

Income Tax Expense

Income tax expense increased $0.1 million or 15.8%, to $1.0 million for the three months ended September 30, 2026 from $0.9 million for the three months ended September 30, 2025. The increase in federal income tax expense for the three months ended September 30, 2026 compared to the same period a year ago was driven by increased estimated tax rates. The Company accrues taxes based on an estimated tax rate basis using inputs and assumptions about pre-tax income. As the inputs and assumptions change, the estimated tax accruals will change throughout the year.  The Company also invests in projects that have tax credit benefits in order to help reduce its overall tax liability, timing of these tax credits are layered into our overall assessment. At September 30, 2026, these tax credits exceed the total tax liability and therefore, are not fully utilized, which causes the effective income tax expense rate to increase. For the three months ended September 30, 2026, the Company had an effective income tax expense rate of 22.37%, compared to 16.55% for the three months ended September 30, 2025. As earnings accelerate and the Company is able to fully utilize these tax credits, we anticipate our effective rate to decrease. The Company has included assessments in income tax expense for potential state tax liabilities which totaled $0.1 million for the three months ended September 30, 2026 and $0.1 million for the three months ended September 30, 2025.

Comparison of Statements of Income for the Nine Months Ended September 30, 2026 and 2025

General

Total interest income decreased $3.2 million for the nine months ended September 30, 2026 from the same period in 2025. The decrease was primarily the result of a decrease in interest and fees on loans of $2.1 million, which was primarily due to interest rate changes and was also impacted by the collection of $1.3 million of accrued interest on a fully repaid non-accrual loan during the nine months ended September 30, 2025. Total interest expense decreased $5.3 million for the nine months ended September 30, 2026 from the same period in 2025 due to decreases in deposit interest expense described below. Net interest income increased $2.1 million for the nine months ended September 30, 2026 from the same period in 2025. The provision for credit losses was $2.4 million for the nine months ended September 30, 2026 compared to a recovery of credit losses of $0.4 million for the nine months ended September 30, 2025. Non-interest income decreased $1.2 million for the nine months ended September 30, 2026 from the same period in 2025. Non-interest expense decreased by $3.7 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to decreases in salaries and employee benefits and outside services. Net income increased $0.8 million to $12.4 million for the nine months ended September 30, 2026 from $11.6 million for the nine months ended September 30, 2025.

Interest Income

Total interest income decreased $3.2 million or 3.2%, to $96.7 million for the nine months ended September 30, 2026 from $99.9 million for the nine months ended September 30, 2025, on a tax equivalent basis. The decrease was primarily the result of a decrease in interest and fees on loans of $2.1 million, which was primarily due to interest rate changes and was impacted by the collection of $1.3 million of accrued interest on a fully repaid non-accrual loan during the nine months ended September 30, 2025. Total average interest-earning assets increased $63.8 million, to $2.08 billion for the nine months ended September 30, 2026 from $2.02 billion for the same period in 2025 primarily because of an increase of $90.8 million in the average balance of loans offset by a decrease of $24.1 million in the average balance of federal funds sold and interest bearing deposits at other financial institutions and a $2.9 million decrease in the average balance of investment securities. The average yield on our interest-earning assets decreased 41 basis points to 6.22% for the nine months ended September 30, 2026 as compared to 6.63% for the nine months ended September 30, 2025, which was primarily due to interest rate changes and was also impacted by the collection of $1.3 million of accrued interest on a fully repaid non-accrual loan during the nine months ended September 30, 2025.

Interest and fees on loans decreased $2.1 million, to $92.1 million for the nine months ended September 30, 2026 from $94.2 million for the same period in 2025. There was a 48 basis point decrease in the average loans yields, which was 6.44% for the nine months ended September 30, 2026 compared to 6.92% for the nine months ended September 30, 2025. These decreases were primarily due to interest rate changes and were impacted by the collection of $1.3 million of accrued interest on a fully repaid non-accrual loan during the nine months ended September 30, 2025. Additionally, the Company is targeting loan growth in the Commercial Real Estate Owner Occupied and Commercial & Industrial segments, which are more competitive than other loan segments and can come with tighter spreads. The average balance of loans increased $90.8 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Interest income on federal funds sold and interest-earning deposits decreased by $1.1 million to $2.3 million for the nine months ended September 30, 2026, from $3.4 million for the nine months ended September 30, 2025. The average balance of interest-earning deposits and federal funds sold decreased $24.1 million to $82.8 million for the nine months ended September 30, 2026 from $106.9 million for the same period in 2025. The average yield on federal funds sold and interest-earning deposits decreased to 3.65% for the nine months ended September 30, 2026 from 4.23% for the same period in 2025 primarily due to federal funds effective rate changes during the three months ended December 31, 2025.

Interest on investment securities was $2.4 million for the nine months ended September 30, 2026 and $2.3 million for the nine months ended September 30, 2025 on a fully tax-equivalent basis. Interest on investments in U.S. Government Agencies and U.S. Municipals was $1.1 million for the nine months ended September 30, 2026 and September 30, 2025. Interest on mortgage-backed securities was $0.2 million and $0.3 million for the nine months ended September 30, 2026 and September 30, 2025. Subordinated debt interest income was $0.5 million for the nine months ended September 30, 2026, and $0.4 million for the nine months ended September 30, 2025, respectively. The average yield on taxable securities increased 23 basis points, to 3.48% and the average yield on tax-exempt securities increased 23 basis points, to 4.07% on a tax equivalent basis for the nine months ended September 30, 2026, compared to the same period in 2025. Due to the increase in average yield, interest on investment securities increased despite the average balance of investment securities decreasing by $2.9 million, to $85.3 million for the nine months ended September 30, 2026, from $88.2 million for the nine months ended September 30, 2025.

Interest Expense

Total interest expense decreased $5.3 million to $42.0 million for the nine months ended September 30, 2026 from $47.3 million for the nine months ended September 30, 2025, primarily due to a $5.6 million decrease in interest expense on interest bearing deposits offset by a $0.3 million increase in total interest expense paid on borrowings.

Interest expense on deposits decreased $5.6 million to $39.2 million for the nine months ended September 30, 2026 from $44.8 million for the nine months ended September 30, 2025 primarily as a result of a decrease in yields on cost of funds. The average balance of interest-bearing deposits increased by $48.4 million to $1.54 billion during the nine months ended September 30, 2026 as compared to $1.50 billion for the nine months ended September 30, 2025. The increase in the average balance of interest-bearing deposits was primarily a result of a $38.2 million increase in the average balance of savings and NOW deposits, a $32.9 million increase in the average balance of money market deposit accounts, and a $1.3 million increase in interest-bearing demand deposits, offset by a $23.9 million decrease in the average balance of time deposits, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The average cost of interest-bearing deposits was 3.40% for the nine months ended September 30, 2026, compared to 4.01% for the nine months ended September 30, 2025. The average rate paid on money market deposits was 3.33% for the nine months ended September 30, 2026 compared to 3.96% for the nine months ended September 30, 2025. The average rate paid on interest-bearing demand deposits was 2.99% for the nine months ended September 30, 2026 compared to 3.66% for the nine months ended September 30, 2025. The average rate paid on savings and NOW deposits was 1.20% for the nine months ended September 30, 2026 compared to 1.41% for the nine months ended September 30, 2025. The average cost of time deposits was 3.92% for the nine months ended September 30, 2026 compared to 4.42% for the nine months ended September 30, 2025. The average balance of non-interest bearing demand deposits and other liabilities increased $18.5 million to $373.2 million for the nine months ended September 30, 2026, compared to $354.6 million for the nine months ended September 30, 2025.

Net Interest Income

Net interest income increased approximately $2.1 million, or 4.0%, to $54.7 million for the nine months ended September 30, 2026 from $52.6 million for the nine months ended September 30, 2025, on a tax equivalent basis. Our net interest-earning assets increased $12.9 million to $459.2 million for the nine months ended September 30, 2026 from $446.3 million for the nine months ended September 30, 2025. The interest rate spread increased by 15 basis points to 2.75% for the nine months ended September 30, 2026 from 2.60% for the nine months ended September 30, 2025, on a tax equivalent basis. The net interest margin increased by 3 basis points from 3.49% for the nine months ended September 30, 2025 to 3.52% for the nine months ended September 30, 2026 on a tax equivalent basis. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net interest margin.

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

	For the Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest Income/ Expense (6)	Yield/ Cost(5)(6)	Average Balance	Interest Income/ Expense(6)	Yield/ Cost(5)(6)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$1,911,558	$92,103	6.44%	$1,820,771	$94,242	6.92%
Investment securities:
Taxable	49,277	1,281	3.48%	52,926	1,285	3.25%
Tax-exempt	36,020	1,096	4.07%	35,298	1,013	3.84%
Interest-bearing deposits at other financial institutions	1,151	31	3.60%	1,274	44	4.62%
Federal funds sold	81,694	2,232	3.65%	105,674	3,342	4.23%
Total interest-earning assets	$2,079,700	$96,743	6.22%	$2,015,943	$99,926	6.63%
Non-interest-earning assets	130,059			119,819
Total assets	$2,209,759			$2,135,762
Interest-bearing liabilities:
Interest-bearing demand deposits	$115,246	$2,575	2.99%	$113,969	$3,123	3.66%
Savings and NOW deposits	140,508	1,263	1.20%	102,349	1,079	1.41%
Money market deposits	526,294	13,089	3.33%	493,366	14,606	3.96%
Time deposits	761,752	22,306	3.92%	785,685	25,994	4.42%
Total interest-bearing deposits	$1,543,800	$39,233	3.40%	$1,495,369	$44,802	4.01%
Federal funds purchased	6,612	198	4.00%	2,638	93	4.71%
Subordinated debt	70,073	2,580	4.92%	71,670	2,415	4.51%
Total interest-bearing liabilities	$1,620,485	$42,011	3.47%	$1,569,677	$47,310	4.03%
Non-interest-bearing liabilities:
Demand deposits and other liabilities	373,183			354,635
Total liabilities	$1,993,668			$1,924,312
Stockholders’ Equity	216,091			211,450
Total liabilities and stockholders’ equity	$2,209,759			$2,135,762
Net interest income		$54,732			$52,616
Interest rate spread(2)			2.75%			2.60%
Net interest-earning assets(3)	$459,215			$446,266
Net interest margin(4)			3.52%			3.49%
Average interest-earning assets to average interest-bearing liabilities	128.34%			128.43%

(1)	Includes loans classified as non-accrual.
(2)	Interest rate spread represents the difference between the average yield on average interest–earning assets and the average cost of average interest-bearing liabilities.
(3)	Net interest earning assets represent total average interest–earning assets less average interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	Annualized.
(6)	Income and yields for all periods presented are reported on a fully tax-equivalent basis using the federal statutory tax rate of 21%. Refer to “Use of Certain Non-GAAP Financial Measures.”

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

	For the Nine Months Ended
	September 30, 2026 and 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$6,415	$(8,554)	$(2,139)
Investment securities	(113)	193	80
Interest-bearing deposits at other financial institutions	(4)	(9)	(13)
Federal funds sold	(692)	(418)	(1,110)
Total interest-earning assets	5,606	(8,788)	(3,182)
Interest-bearing liabilities:
Interest-bearing demand deposits	57	(605)	(548)
Savings and NOW deposits	439	(255)	184
Money market deposit accounts	1,389	(2,906)	(1,517)
Time deposits	(783)	(2,905)	(3,688)
Total interest-bearing deposits	1,102	(6,671)	(5,569)
Federal funds purchased	130	(25)	105
Subordinated debt	(83)	248	165
Total interest-bearing liabilities	1,149	(6,448)	(5,299)
Change in net interest income	$4,457	$(2,340)	$2,117

Provision for Credit Losses

Management believes that the allowance for credit losses recorded for the period ended September 30, 2026 reflects a balance sufficient to provide for each allowance segment, using objective data and information available to us at this time in evaluating our standard analysis of local/national economic data, changes in underwriting quality, portfolio concentrations, experience of lending team, credit quality and supportable forecasts. We will continuously review the credit portfolio to determine the depth and breadth of potential credit losses. As we obtain additional information and to more accurately assess the full nature and extent of any elevated risk to the credit portfolio that may arise, additional provision expenses may be required.

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

The provision for credit losses on loans was $2.6 million for the nine months ended September 30, 2026, compared to a recovery of credit losses on loans of $0.6 million for the nine months ended September 30, 2025. The provision for credit losses on loans increased largely due to the impact of a $1.4 million charge off in the commercial real estate portfolio tied to the sale of real property held as collateral and the resulting impact on the forecasted loss rates applied to pooled loans, as well as due to loan growth during the nine months ended September 30, 2026. During the nine months ended September 30, 2026, there were $2.1 million charge-offs incurred and recoveries of $0.2 million were received. During the nine months ended September 30, 2025, there were $0.9 million charge-offs incurred and recoveries of $0.8 million were received. Loan originations, which totaled approximately $169.8 million for the nine months ended September 30, 2025 increased $37.4 million to $207.2 million for the nine months ended September 30, 2026.

The recovery of credit losses on off-balance sheet credit exposure was $0.2 million for the nine months ended September 30, 2026 compared to a provision for credit losses of $0.2 million for the nine months ended September 30, 2025. The recovery of credit losses on off-balance sheet credit exposure for the nine months ended September 30, 2026 was primarily related to decreases in unfunded commitment levels and an increase in in utilization rates.

Non-Interest Income

Non-interest income decreased $1.2 million, or 36.9%, to $2.0 million for the nine months ended September 30, 2026 from $3.1 million for the nine months ended September 30, 2025. The decrease in non-interest income was primarily due to $1.0 million in losses on the liquidation of other real estate owned during the nine months ended September 30, 2026. This decrease is offset by an increase of $0.1 million in other non-interest income due to prepayment fees recognized during the nine months ended September 30, 2026. Additionally, the gain on retirement of subordinated debt of $273,000 and gain on equity securities of $103,000 that took place during the nine months ended September 30, 2025 were not recurring in the nine months ended September 30, 2026. The Company continues to focus on increasing non-interest income as it continues to add services that strategically benefit our customers.

Non-Interest Expense

Non-interest expense decreased $3.7 million, or 8.8%, to $38.1 million for the nine months ended September 30, 2026, from $41.7 million for the nine months ended September 30, 2025 primarily because of continued expense management efforts across the Company. Outside services, which includes professional fees for attorneys, accountants, consultants, and cloud services, decreased $1.8 million to $1.3 million for the nine months ended September 30, 2026, from $3.1 million for the nine months ended September 30, 2025. Salaries and employee benefits decreased $1.3 million to $22.7 million for the nine months ended September 30, 2026, from $24.0 million for the nine months ended September 30, 2025 due to a decrease in full time employees compared to last year. Furniture and equipment expenses decreased approximately $0.8 million to $2.2 million for the nine months ended September 30, 2026, from $3.0 million for the nine months ended September 30, 2025. Advertising and marketing decreased approximately $0.5 million to $1.0 million for the nine months ended September 30, 2026, from $1.6 million for the nine months ended September 30, 2025. These decreases were offset by an increase in other real estate owned expenses of $0.4 million for the nine months ended September 30, 2026, compared to none for the nine months ended September 30, 2025. Other operating expenses increased $0.8 million to $4.6 million for the nine months ended September 30, 2026, from $3.8 million for the nine months ended September 30, 2025 primarily due to workout expenses as we work through a small number of problem credits.

Income Tax Expense

Income tax expense increased $1.0 million or 38.3%, to $3.7 million for the nine months ended September 30, 2026 from $2.6 million for the nine months ended September 30, 2025. The increase in federal income tax expense for the nine months ended September 30, 2026 compared to the same period a year ago was driven by increased estimated tax rates and the increase in income before income taxes of $1.8 million, to $16.0 million for the nine months ended September 30, 2026 compared to $14.2 million for the same period in the prior year. The Company accrues taxes based on an estimated tax rate basis using inputs and assumptions about pre-tax income. As the inputs and assumptions change, the estimated tax accruals will change throughout the year.  The Company also invests in projects that have tax credit benefits in order to help reduce its overall tax liability, timing of these tax credits are layered into our overall assessment. At September 30, 2026, these tax credits exceed the total tax liability and therefore, are not fully utilized, which causes the effective income tax expense rate to increase. For the nine months ended September 30, 2026, the Company had an effective income tax expense rate of 22.80%, compared to 18.60% for the nine months ended September 30, 2025. As earnings accelerate and the Company is able to fully utilize these tax credits, we anticipate our effective rate to decrease. The Company has included assessments in income tax expense for potential state tax liabilities which totaled $0.5 million for the nine months ended September 30, 2026 and $0.4 million for the nine months ended September 30, 2025.

Comparison of Statements of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets

Total assets increased $22.2 million, or 1.0%, to $2.23 billion at September 30, 2026 from $2.21 billion at December 31, 2025. The increase was primarily the result of an increase in net loans of $89.3 million as of September 30, 2026, offset by a decrease in cash and cash equivalents of $64.4 million to fund the loan growth during the period, and a decrease of $5.4 million in investment securities discussed below.

Investment Securities

Investment securities decreased $5.4 million, or 7.5%, from $71.8 million at December 31, 2025 to $66.4 million at September 30, 2026. The decrease was primarily due to calls, maturities, and scheduled paydowns on available-for-sale securities. At September 30, 2026 and December 31, 2025, our held-to-maturity portion of the securities portfolio, at amortized cost, was $13.3 million and $13.8 million. At September 30, 2026, the available-for-sale portion of the securities portfolio, at fair value, was $53.1 million compared to $58.0 million at December 31, 2025.

Net Loans

Net loans increased $89.3 million, or 4.8%, to $1.93 billion at September 30, 2026 from $1.84 billion at December 31, 2025. Residential real estate loans increased $34.2 million to $475.8 million at September 30, 2026 from $441.6 million at December 31, 2025. Commercial real estate loans increased by $59.5 million from $1.01 billion at December 31, 2025 to $1.07 billion at September 30, 2026. Commercial and industrial loans decreased by $13.2 million from $107.0 million at December 31, 2025 to $93.8 million at September 30, 2026. Construction and land development loans increased $9.7 million to $310.4 million at September 30, 2026 from $300.7 million at December 31, 2025. Consumer loans decreased by $0.5 million from $1.1 million at December 31, 2025 to $0.7 million at September 30, 2026.

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

The Company holds a concentration in commercial real estate loans. As of September 30, 2026, construction, land development and other land loans represented 102.1% of consolidated risk-based capital. Total commercial real estate loans as defined by the Agency guidance represented 374.9% of consolidated risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio by 48%.

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

	September 30, 2026
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction & Land Development	$310,375	$(6,371)	(2.05)%
Non-Owner Occupied CRE (2)	828,768	(46,413)	(5.60)%
All Other Loans	815,980	(24,469)	(3.00)%
AFS Securities, at amortized cost	63,597	(8,109)	(12.75)%
HTM Securities	13,303	(675)	(5.07)%
Bank Owned Life Insurance	41,726	(9)	(0.02)%
Total	$2,073,749	$(86,046)	(4.15)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D

	December 31, 2025
	Outstanding Balance	Stress Test Results (1)	Stressed Loss Percent
	(Dollars in thousands)
Earning Asset Component
Construction & Land Development	$300,666	$(5,294)	(1.76)%
Non-Owner Occupied CRE (2)	791,813	(29,160)	(3.68)%
All Other Loans	772,836	(22,702)	(2.94)%
AFS Securities, at amortized cost	65,445	(5,768)	(8.81)%
HTM Securities	13,798	(35)	(0.25)%
Bank Owned Life Insurance	40,752	(19)	(0.05)%
Total	$1,985,310	$(62,978)	(3.17)%

(1) Net tax effective loss at the statutory rate of 21%
(2) Non-Owner Occupied CRE includes call codes 1E2 and 1D

The total estimated stress test loss is deducted from capital and we recalculate the capital ratios. As shown in the tables below, as of September 30, 2026 and December 31, 2025, the post-stress capital ratios well exceed Agency minimums (with buffer). For Non-Owner Occupied CRE & Multifamily the stress test is bifurcated with a low-end loss estimate and high-end estimate. The Low Estimate produces loss amounts for loans that are flagged for default (per the model) and floors the loss amount at zero. The High Estimate executes similar to the low estimate but floors the Loss-Given-Default rate at 10%, per Basel Committee on Banking Supervision rules. It also has a collective loss held on all loans regardless of if the loan is flagged for default.

September 30, 2026 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effected)
	Well Capitalized with Buffer	Bank Minimum Target	September 30, 2026	Post Stress, Low Estimate	Post Stress, High Estimate
Leverage Ratio	5.00%	9.50%	12.66%	9.90%	9.19%
Total Risk-Based Capital	10.00%	11.50%	15.10%	12.03%	11.23%
Tier 1 Risk-Based Capital	8.00%	9.50%	14.10%	11.03%	10.23%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	14.10%	10.63%	9.83%

December 31, 2025 Bank Capital Adequacy Ratios Pre- and Post-Stress (Tax-Effected)
	Well Capitalized with Buffer	Bank Minimum Target	December 31, 2025	Post Stress, Low Estimate	Post Stress, High Estimate
Leverage Ratio	5.00%	9.50%	13.28%	11.11%	10.63%
Total Risk-Based Capital	10.00%	11.50%	16.08%	13.62%	13.08%
Tier 1 Risk-Based Capital	8.00%	9.50%	15.05%	12.59%	12.05%
Common Equity Tier 1 Risk-Based Capital	6.50%	8.00%	15.05%	12.29%	11.75%

The following two tables break down the September 30, 2026 and December 31, 2025 non-owner occupied CRE portfolio balances by showing the current balance in each sub-category and location. The tables also display very favorable weighted average interest rates and weighted average loan-to-values for both periods. The weighted average occupancy percentages are also broadly favorable for both periods.

September 30, 2026
(Dollars in thousands)
Non-Owner Occupied CRE (2)	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)	Weighted Average Occupancy %
	DC	MD	VA	Other	Total
Multifamily	$231,151	$1,227	$9,596	$—	$241,974	5.91%	72%	62%
Office
Mixed use	579	2,575	2,596	—	5,750	6.46%	47%	92%
Medical	—	21,722	18,747	303	40,772	5.84%	53%	79%
Office	—	1,857	6,421	—	8,278	6.87%	50%	89%
Office to Residential Conversion	—	—	32,136	—	32,136	9.50%	39%	-- (4)
Hospitality	60,059	76,843	82,364	—	219,266	5.90%	62%	-- (3)
Retail/Commercial	76,335	43,219	72,953	16,034	208,541	6.48%	62%	72%
Industrial	36,285	27,372	3,726	4,668	72,051	6.45%	53%	90%
Total Non-Owner Occupied CRE (5)	404,409	174,815	228,539	21,005	828,768	6.23%	63%	70%
Construction and Land Development
Multifamily	103,461	—	—	—	103,461	7.27%	59%	N/A
1-4 family	55,582	3,222	61,488	—	120,292	7.50%	61%	N/A
Retail/Commercial	14,088	—	—	—	14,088	6.79%	46%	N/A
Industrial	—	—	6,989	—	6,989	7.03%	55%	N/A
Mixed use	1,190	—	—	—	1,190	8.36%	33%	N/A
Other	240	19,127	35,673	9,315	64,355	7.29%	51%	N/A
Total Construction and Land Development	174,561	22,349	104,150	9,315	310,375	7.35%	58%	N/A
Total Construction, Land Development, and Non-Owner Occupied CRE	$578,970	$197,164	$332,689	$30,320	$1,139,143	6.56%	61%	N/A

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

The following two tables depict a well-diversified portfolio of owner-occupied commercial real estate as of September 30, 2026 and December 31, 2025.  The properties are distributed nicely among the Company's footprint. This loan segment continues to perform very well and is supported by strong loan-to-values (LTVs). The following table sets forth our owner-occupied CRE portfolio by the business industry groups that occupy the properties for the periods indicated.

September 30, 2026
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$22,488	$2,770	$11,409	$5,280	$41,947	6.00%	61%
Administrative and support	—	2,295	4,732	—	7,027	6.54%	54%
Arts and recreation	—	—	35,840	—	35,840	5.86%	56%
Construction services	27,402	9,832	15,104	4,739	57,077	6.07%	71%
Education services	25,349	883	4,808	—	31,040	6.10%	47%
Health care	4,491	16,871	14,182	4,086	39,630	6.73%	56%
Information	—	—	4,331	—	4,331	4.43%	42%
Manufacturing	—	—	4,449	—	4,449	4.16%	46%
Other services	11,951	16,057	76,991	901	105,900	6.59%	60%
Professional, scientific, tech services	2,762	—	4,999	—	7,761	5.71%	58%
Real estate and rental leasing	8,350	21,810	9,639	—	39,799	6.44%	66%
Retail trade	3,085	40,028	39,382	236	82,731	6.62%	64%
Transportation and warehousing	5,185	—	17,100	—	22,285	7.27%	75%
Wholesale trade	—	130	852	6,791	7,773	6.03%	67%
Total Owner Occupied CRE	$111,063	$110,676	$243,818	$22,033	$487,590	6.37%	62%

(1) Loan-to-value is based on maximum potential outstanding at time of origination.

December 31, 2025
(Dollars in thousands)
Owner Occupied CRE	Location					Weighted Average Rate	Weighted Average Loan-to-Value (1)
	DC	MD	VA	Other	Total
Accommodation and food services	$22,593	$2,834	$11,167	$5,362	$41,956	5.65%	73%
Administrative and support	—	4,500	2,105	—	6,605	6.25%	59%
Arts and recreation	—	—	36,572	—	36,572	5.91%	57%
Construction services	27,876	10,018	15,691	—	53,585	5.98%	75%
Education services	26,336	894	4,875	—	32,105	6.10%	49%
Health care	4,577	17,050	14,819	4,131	40,577	6.80%	57%
Information	—	—	4,430	—	4,430	4.43%	43%
Manufacturing	—	—	4,665	—	4,665	4.20%	46%
Other services	9,593	17,808	75,492	915	103,808	6.31%	61%
Professional, scientific, tech services	2,816	—	5,200	—	8,016	5.13%	59%
Real estate and rental leasing	4,221	25,295	4,788	—	34,304	6.25%	61%
Retail trade	3,155	35,695	34,899	239	73,988	6.54%	66%
Wholesale trade	—	151	883	6,894	7,928	6.07%	68%
Total Owner Occupied CRE	$101,167	$114,245	$215,586	$17,541	$448,539	6.18%	63%

(1) Loan-to-value is based on maximum potential outstanding at time of origination.

Allowance for Credit Losses - Loans

The allowance for credit losses on loans represents an amount that, in our judgment, will be adequate to absorb current and expected losses in the loan portfolio. The provision for credit losses on loans increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The table below summarizes the allowance activity for the periods indicated:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2026	2025
	(Dollars in thousands)
Balance at beginning of year	$19,308	$19,450
Charge-offs:
Residential Real Estate	(626)	(200)
Commercial Real Estate	(1,405)	—
Construction & Land Development	(73)	(35)
Commercial & Industrial	—	(623)
Total charge-offs	(2,104)	(858)
Recoveries:
Residential Real Estate	32	7
Commercial Real Estate	—	740
Commercial & Industrial	144	86
Consumer	—	1
Total recoveries	176	834
Net charge-offs	(1,928)	(24)
Provision for credit losses - loans	2,566	(118)
Balance at end of period	$19,946	$19,308
Ratios:
Net charge-offs to average loans outstanding (1)	0.13%	0.00%
Allowance for credit losses on loans to non-performing loans	21.68%	61.33%
Allowance for credit losses on loans to gross loans at end of period	1.02%	1.04%

(1) Annualized

Non-performing Assets

The following table presents information regarding non-performing assets at the dates indicated:

	September 30,	December 31,
	2026	2025
	(Dollars in thousands)
Non-accrual loans:
Residential Real Estate:
Single Family	$7,027	$5,316
Multifamily	7,072	—
Construction & Land Development	31,601	25,467
Commercial Real Estate:
Owner Occupied	2,531	—
Non-Owner Occupied	43,765	314
Commercial & Industrial	—	385
Total non-accrual loans	91,996	31,482
Other real estate owned	1,799	1,697
Total non-performing assets	$93,795	$33,179
Ratios:
Total non-performing loans to gross loans receivable	4.71%	1.69%
Total non-performing loans to total assets	4.12%	1.42%
Total non-performing assets to total assets	4.20%	1.50%

Past due loans excluding non-performing loans, were $62.7 million as of September 30, 2026 compared to $33.3 million as of December 31, 2025. Of the loans past due as of September 30, 2026, 35% have subsequently made a payment. 41% of loans past due as of September 30, 2026 are multifamily loans experiencing temporary liquidity constraints related to the reduction in emergency rental subsidies in Washington D.C. The remaining 24% are a handful of loans that are being closely monitored.

As of September 30, 2026, criticized loans increased $5.7 million and classified loans increased $54.2 million when compared to December 31, 2025, to a balance of $116.2 million and $138.4 million, respectively. $46.4 million of classified loans as of September 30, 2026 are performing loans. These borrowers experienced liquidity tightening as a result of the reductions in emergency rental subsidies in Washington D.C., and are working diligently to fully stabilize their properties.

The remaining $92.0 million of classified loans are non-performing at September 30, 2026, an increase of $60.5 million compared to $31.5 million of non-performing loans at December 31, 2025. Of these non-performing loans, 84% experienced liquidity tightening as a result of the prolonged impacts of the federal government shut down, reductions in emergency rental subsidies in Washington D.C., and sustained elevated interest rates. One non-performing relationship totaling $20.9 million is in process of foreclosure with nominal principal losses anticipated. One non-performing loan with a balance of $28.8 million is actively being evaluated to determine the probable outcome.

The remaining 16% of non-performing loans is related to one relationship that is pursuing collateral liquidation. Management believes in taking a proactive approach to risk management in the loan portfolio, particularly as credits are due to reprice in a new rate environment. The Company routinely charges off potential exposure as identified and analyzed, and executes the best course of action expected to minimize any further loss exposure. All classified loans and non-performing loans are considered individually evaluated and are recourse loans backed by collateral, with good loan-to-value (LTV) ratios, and as such no reserves were required as of September 30, 2026. While non-performing loans increased since December 31, 2025, the levels remain manageable and management is diligently working towards positive resolutions.

Deposits

Deposits increased $24.8 million, or 1.3% to $1.92 billion at September 30, 2026 from $1.90 billion at December 31, 2025. Our core deposits increased $174.1 million, or 12.4%, to $1.57 billion at September 30, 2026 from $1.40 billion at December 31, 2025, which is impacted by a change in the law discussed below. Non-interest bearing demand deposits decreased $34.9 million, or 9.2%, to $343.8 million at September 30, 2026 from $378.7 million at December 31, 2025, as demands for our business customers' liquidity fluctuate throughout the year. Interest-bearing demand deposits decreased $17.8 million, or 14.9%, to $101.6 million at September 30, 2026 from $119.4 million at December 31, 2025. Time deposits increased $9.1 million, or  1.2%, to $788.9 million at September 30, 2026 from $779.8 million at December 31, 2025.  Money market deposits increased $43.5 million, or 8.7%, to $542.8 million at September 30, 2026 from $499.3 million at December 31, 2025, as rate competition continues to drive customers to higher yielding products. Savings and NOW deposits increased $25.1 million or 20.6% from $121.9 million at December 31, 2025 to $147.0 million at September 30, 2026.

The following table presents the Company’s deposits segregated by major category as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(Dollars in thousands)
Deposit type:	Balance	Percent %	Balance	Percent %
Interest-bearing demand deposits	$101,584	5.3%	$119,407	6.3%
Savings and NOW deposits	146,990	7.6%	121,905	6.4%
Money market deposits	542,766	28.2%	499,334	26.3%
Time deposits	788,891	41.0%	779,844	41.1%
Interest-bearing deposits	1,580,231	82.1%	1,520,490	80.1%
Non-interest bearing demand deposits	343,769	17.9%	378,694	19.9%
Total deposits	$1,924,000	100.0%	$1,899,184	100.0%

The Company uses wholesale deposits as a funding source in addition to customer deposits. Wholesale deposits provide a diversified and stable source of funding during times of market volatility. As of September 30, 2026, the Company had $349.2 million of total wholesale deposit balances, a decrease of $149.3 million compared to December 31, 2025, which totaled $498.5 million. This decrease is impacted by the 21st Century ROAD to Housing Act (H.R. 6644) becoming law in the three months ended September 30, 2026, which modernized the limitations on reciprocal and custodial deposits to be included as core deposits for qualifying financial institutions.

During the nine months ended September 30, 2026 and 2025, total wholesale deposit funding accounted for approximately 31.3% and 35.7% of our interest expense.

The following table presents the Company's total wholesale deposit composition, concentrations, current rate and remaining duration, if applicable as of September 30, 2026.

	September 30, 2026				December 31, 2025
(Dollars in thousands)	Balance	Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)	Balance	Percent %	Weighted Average Rate	Weighted Remaining Maturity (in months)
Wholesale Money Market Deposits Accounts (MMDA)
Wholesale MMDAs	$—	0.0%	0.00%	N/A	$170,575	34.2%	3.80%	N/A
Wholesale Time Deposits
Listing Service CDs (1)	5,612	1.6%	4.14%	14	18,534	3.7%	4.81%	5
Wholesale CDs:
Term	314,618	90.1%	4.02%	11	283,397	56.9%	4.16%	7
Term with Call Option	28,977	8.3%	3.83%	24	26,000	5.2%	3.83%	33
Total Wholesale CDs	343,595				309,397
Total Wholesale Deposits	$349,207	100.0%			$498,506	100%

(1) Listing service CDs are excluded from being classified as wholesale deposits, per FDIC call report instructions

Regulatory Defined Wholesale Deposits

Each quarter the Bank files a bank call report with the FDIC, which has a specific way it defines wholesale brokered deposits. As of September 30, 2026, the Company had $343.6 million of wholesale deposits outstanding, as defined by FDIC, a decrease of $136.4 million from $480.0 million at December 31, 2025. Up until July 11, 2026, pursuant to rule 12 CFR 337.6(e), well-capitalized and well-rated institutions were not required to treat reciprocal deposits as wholesale deposits up to the lesser of 20 percent of their total liabilities or $5 billion. Reciprocal core deposits exceeding this threshold were reported additionally as wholesale deposits for call report purposes only. On July 11, 2026, the 21st Century ROAD to Housing Act (H.R. 6644) became law. This act changed the threshold from 20 percent of total liabilities to 50 percent of the first $1 billion of total liabilities, 40 percent of the next $1 billion to $10 billion of total liabilities, and 30 percent of total liabilities in excess of $10 billion. As of September 30, 2026, the Company reported no additional reciprocal deposits considered to be wholesale deposits for call report purposes only. As of December 31, 2025, the Company additionally reported $145.2 million in reciprocal deposits considered wholesale for call report purposes only, bringing regulatory defined wholesale deposits to $625.2 million as of December 31, 2025. As of September 30, 2026 and December 31, 2025, all of the Company's reciprocal deposits were core deposits from customers who placed their deposits in the reciprocal network for additional FDIC insurance coverage. Additionally, under this new legislation, custodial deposits of eligible insured depository institutions with less than $10 billion in total assets are not considered brokered deposits up to a capped amount of 20% of total liabilities. As of September 30, 2026, all of the Company's custodial deposits are not considered brokered deposits.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Deposits are the primary source of funds for lending and investing activities. The Company uses wholesale deposits in addition to customer deposits, as funding sources. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB secured advances, other secured borrowings, federal funds purchased, and other short-term unsecured borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. Additional liquidity can be obtained through the Federal Reserve Bank discount window. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. MainStreet Bank had no federal funds purchased outstanding and had an additional secured borrowing capacity of $671.5 million as of September 30, 2026. Additionally, at September 30, 2026, we had the ability to borrow up to $144.0 million from other financial institutions.

The Board of Directors, management, and the Asset Liability Committee (ALCO) are responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have a variety of sufficient sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2026.

We monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand; expected deposit flows; yields available on interest-earning deposits and securities; and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold, interest-earning deposits in other banks, and other cash due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2026, cash and cash equivalents totaled $98.4 million. Finally, securities classified as available-for-sale, which provide additional sources of liquidity, totaled $53.1 million at September 30, 2026.

Our cash flows are provided by and used in three primary activities: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $17.5 million and $8.2 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. There were no sales of securities in the nine months ended September 30, 2026 or for nine months ended September 30, 2025. Net cash used in investing activities was $91.0 million and net cash provided by investing activities was $15.9 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. Net cash provided by financing activities was $9.2 million and used in financing activities was $104.5 million for the nine months ended September 30, 2026 and 2025, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2026, totaled $639.1 million of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits, Federal Home Loan Bank advances and commitments from other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on experience that a significant portion of such deposits will remain with us. We can attract and retain deposits by adjusting the interest rates offered.

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

Under the Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is 2.50%. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2026, the Bank met all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the table:

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026
Total capital (to risk-weighted assets)	$304,224	15.10%	$161,163	≥ 8.0%	$201,454	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$284,125	14.10%	$90,654	≥ 4.5%	$130,945	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$284,125	14.10%	$120,873	≥ 6.0%	$161,163	≥ 8.0%
Tier 1 capital (to average assets)	$284,125	12.66%	$89,759	≥ 4.0%	$112,199	≥ 5.0%
As of December 31, 2025
Total capital (to risk-weighted assets)	$306,631	16.08%	$152,541	≥ 8.0%	$190,677	≥ 10.0%
Common equity tier 1 capital (to risk-weighted assets)	$286,987	15.05%	$85,805	≥ 4.5%	$123,940	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	$286,987	15.05%	$114,406	≥ 6.0%	$152,541	≥ 8.0%
Tier 1 capital (to average assets)	$286,987	13.28%	$86,467	≥ 4.0%	$108,083	≥ 5.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2026, we had outstanding loan commitments of $248.6 million and $0.2 million in outstanding stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net interest margin, fully-taxable equivalent (FTE)
Net interest income (GAAP)	$18,776	$17,102	$54,502	$52,403
FTE adjustment on tax-exempt securities	77	72	230	213
Net interest income (FTE) (non-GAAP)	$18,853	$17,174	$54,732	$52,616

Average interest-earning assets	2,106,454	1,993,889	2,079,700	2,015,943
Net interest margin (GAAP)	3.54%	3.40%	3.50%	3.48%
Net interest margin (FTE) (non-GAAP)	3.55%	3.42%	3.52%	3.49%

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Yield on earning assets (FTE)
Total interest income (GAAP)	$33,205	$32,464	$96,513	$99,713
FTE adjustment on tax-exempt securities	77	72	230	213
Total interest income (FTE) (non-GAAP)	$33,282	$32,536	$96,743	$99,926

Average interest-earning assets	2,106,454	1,993,889	2,079,700	2,015,943
Yield on earning assets (GAAP)	6.25%	6.46%	6.20%	6.61%
Yield on earning assets (FTE) (non-GAAP)	6.27%	6.47%	6.22%	6.63%

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net interest spread (FTE)
Yield on earning assets (GAAP)	6.25%	6.46%	6.20%	6.61%
Yield on earning assets (FTE) (non-GAAP)	6.27%	6.47%	6.22%	6.63%

Yield on interest-bearing liabilities (GAAP)	3.46%	3.94%	3.47%	4.03%

Net interest spread (GAAP)	2.79%	2.52%	2.73%	2.58%
Net interest spread (FTE) (non-GAAP)	2.81%	2.54%	2.75%	2.60%

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

The table below sets forth, as of September 30, 2026, the calculation of the estimated changes in our net interest income that would result from changes in market interest rates over one year if we take no action from our current plan.

Net Interest Income Stress Simulation
September 30, 2026

Basis Point Change in	Year 1 Change
Interest Rates (1)	From Level
+400	5.79%
+300	4.08%
+200	2.27%
+100	0.72%
Level	—
-100	0.54%
-200	4.96%
-300	11.55%
-400	19.45%

(1) Interest rate changes are immediate and sustained for the entire 12-month period.

Item 4 – Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2026. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are designed and operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2026, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors

Not required for smaller reporting companies. Reference is made to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026. For a discussion of certain risk factors affecting the Company, see our disclosure under “Forward-Looking Statements” in Part I, Item 2 in this Form 10-Q.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the common shares repurchased during the three months ended September 30, 2026.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	—	$—	—	$5,013
August 1, 2026 - August 31, 2026	—	$—	—	$5,013
September 1, 2026 - September 30, 2026	—	$—	—	$5,013
Total	—	$—	—	$5,013

Item 5 – Other Information

During the fiscal quarter ended September 30, 2026, none of the Company's directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL, filed herewith: (i) the Consolidated Statements of Financial Condition (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included with Exhibit 101)

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET BANCSHARES, INC.
(Registrant)

Date: November 9, 2026	By:	/s/ Jeff W. Dick
Jeff W. Dick
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Richard A. Vari
Richard A. Vari
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)